Form 10-K
period 2005-12-31
Boulder Specialty Brands, Inc.
filed 2006-03-31
CIK 1331301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51506

Boulder Specialty Brands, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2949397
(State of incorporation)	(I.R.S. Employer Identification No.)

6106 Sunrise Ranch Drive, Longmont, Colorado 80503

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (303) 682-1982

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Units, each consisting of one share of Common Stock, $.0001 par value, and one Warrant

Common Stock, $.0001 par value per share

Warrants to purchase shares of Common Stock

(Title Of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on March 13, 2006, as reported on the OTC Bulletin Board was approximately $122.5 million. As of March 13, 2006, there were 15,951,050 shares of common stock, par value $.0001 per share, of the registrant outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about our:

•	ability to complete a combination with one or more target businesses;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following a business combination;

•	executive officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving a business combination, as a result of which they would then receive expense reimbursements and their shares of common stock would become eligible for later release from escrow;

•	potential inability to obtain additional financing to complete a business combination;

•	limited pool of prospective target businesses;

•	securities’ ownership being concentrated;

•	potential change in control if we acquire one or more target businesses for stock;

•	risks associated with operating in the food and/or beverage industries;

•	public securities’ limited liquidity and trading, as well as the current lack of a trading market;

•	delisting of our securities from the OTC Bulletin Board or an inability to have our securities quoted on the OTC Bulletin Board following a business combination; or

•	use of proceeds not in trust or available to us from interest income, net of income taxes, on the trust account balance, and our financial performance following this offering.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

PART 1

Item 1. Business.

General

We were incorporated in Delaware on May 31, 2005 as a blank check company formed to complete a business combination with one or more operating businesses. We intend to focus our efforts to conclude a business combination on target businesses in the food and beverage industries. While we may seek to effect a business combination with more than one target business, our initial business combination must be with a target business having a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $3.6 million) at the time of our initial business combination.

A registration statement for our initial public offering was declared effective on December 16, 2005. On December 21, 2005, we sold 12,760,840 units in the offering. Each of our units consists of one share of our common stock, $.0001 par value per share, and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $6.00. We received net proceeds of approximately $95,852,000 (excluding deferred underwriting discounts and commissions of approximately $3.6 million) from our initial public offering.

Since the completion of our initial public offering, we have contacted and continue to contact those industry professionals who we believe can be of strategic assistance in sourcing potential deals for us, including, investment bankers, business consultants, accountants and lawyers. Through the relationships of our board of directors, officers and directors and senior advisors, we have also made contact with certain large national and international concerns to determine if they have any interest in divesting any of their existing interests. We have also sought out family owners and institutional owners of food and beverage concerns and investment bankers or business brokerage companies that are active in the food and beverage markets.

Sector Focus

We are evaluating and expect to continue to evaluate target businesses in the U.S. or internationally that operate in sectors of the food and beverage industries, which we believe currently offer a favorable environment both for completing one or more business combinations and operating the target business or businesses. This belief is based on, among other things, our management team’s familiarity with the food and beverage industries and their backgrounds within those industries. This belief is also supported by published statistics concerning growth in the food and beverage categories such as those released by ACNielson, or Nielson. According to an Executive News Report from Nielson dated December 2004, global sales of nonalcoholic beverages increased 5%, confectionary products and snacks sales increased 4%, and sales of ready-to-eat meals increased 3% in the 12 month period ended July 2004 compared to the 12 month period ended July 2003. Within these major product areas, categories that experienced high sales growth rates within measured markets in North America, Europe, Latin America, Asia Pacific countries and emerging markets included soy-based drinks (+31% in 20 measured markets), drinkable yogurts (+19% in 40 measured markets), refrigerated complete meals (+10% in 15 measured markets), sports/energy drinks (+10% in 48 measured markets), ready-to-drink non-carbonated beverages (+8% in 55 measured markets), frozen and refrigerated meat (+7% in 25 and 19 markets, respectively), refrigerated desserts (+7% in 27 measured markets), bottled water (+6% in 53 measured markets), and shelf stable fruits/nuts (+6% in 26 measured markets). Based on the research conducted by us prior to our formation, and based on our familiarity with companies operating in the food and beverage industries, we believe there are a number of target businesses that are attractive business combination candidates for us. However, we did not rely on this research to reach the conclusion that there is a favorable environment to combine with small or mid-size businesses in the food or beverage industries, but that research supports the expectation that target businesses in the food or beverage industries may be available for purchase.

We are directing and intend to continue to direct our efforts toward identifying target businesses active in the following sectors of the food and beverage industries, including companies that manufacture, develop, market or distribute branded or private label:

•	regionally distributed food and beverage products;

•	specialty and ethnic foods and beverages;

•	natural and organic foods and beverages; and

•	fresh, frozen, ready-to-eat and shelf-stable packaged foods.

We have focused and intend to continue to focus our evaluations on target businesses that we believe offer one or more of the following characteristics:

•	opportunities for product line extensions and new product introductions;

•	rebranding and/or product repositioning opportunities;

•	diversification opportunities among customers and distribution channels;

•	sales and distribution systems that can be leveraged to realize economies of scale and/or to capitalize on market expansion opportunities; and

•	market development opportunities through add-on acquisitions.

We believe that these characteristics are those that will best position us to drive organic growth and achieve increased profitability from the target business. More specifically, we have focused and intend to continue to focus on target businesses that have operating strengths in one or more of the following sectors of the food and beverage industries:

•	marketing and sales/customer diversification;

•	manufacturing and distribution;

•	strong brand/private label positioning; and

•	expandable specialty market presence.

We have employed and intend to continue to employ a disciplined approach to identifying, evaluating and negotiating with potential target businesses and will focus our efforts on selecting what we believe is the best opportunity or opportunities for us to grow and make a post-combination business more profitable. We do not expect to limit our selection process to those businesses that only operate in one sector of the food or beverage industries. However, we believe that these sectors, broadly speaking, offer the best possibilities for identifying target businesses with which we may combine. Assuming we complete our initial business combination, we may pursue additional business combinations to drive organic sales growth, penetrate complementary markets, introduce new products and broaden our sources of revenue.

The information below concerning the sectors of the food and beverage industries in which we will focus our efforts to identify potential target businesses should be considered in conjunction with the criteria we discuss below under “—Selection of a target business and structuring of a business combination.” While the marketing and sales opportunities, manufacturing and distribution strengths, brand or private label positioning and expandable specialty market presence of a target business will be among the important factors considered by us in evaluating a potential target business, we also expect to consider the other factors described under “ —Selection of a target business and structuring of a business combination” when evaluating target businesses. In particular, the financial condition, historical results of operations, growth potential, competitive position, and the degree of market acceptance of a target business’s products or services are likely to play a particularly important role in our evaluations of potential target businesses. Our search for potential target businesses involves making contacts with candidates through members of our management team, researching food and beverage target business candidates using the Internet, contacting owners of food and beverage businesses identified through the research previously conducted by us, and seeking referrals from investment bankers or business brokerage companies that are active in the food and beverage markets.

Marketing and Sales/Customer Diversification

A number of small and mid-sized food and beverage businesses that sell branded and private label products generate a majority of their revenues from sales to retail grocery chains. The food and beverage businesses that market these products have in some instances been unable to penetrate adequately other distribution channels such as mass merchandisers, club stores, discount retailers, food service companies, and specialty retailers that market natural, organic, ethnic, and other category-specific foods and beverages. We believe that cross-marketing opportunities among distribution channels can favorably impact sales and distribution efficiencies, and that our management team’s experience in multi-category sales and distribution of foods and beverages may enhance our ability to seek out and secure channel cross-marketing opportunities.

Similarly, many small and mid-sized businesses in the food and beverage industries have obtained regional distribution in one or among several distribution channels, but lack the ability to, or have been unsuccessful in, expanding into adjacent regional markets or the national market. Our management team is experienced in the roll-out of food and beverage products both on a regional and national basis. We also expect to evaluate whether potential target businesses can introduce complementary products that are natural extensions of their existing product lines, or new food or beverage products that will make more efficient the customers’ management of a particular product category and/or leverage the target business’s sales and distribution infrastructure.

We also expect to evaluate how food or beverage products that have achieved market penetration within one market segment may offer expansion possibilities into ancillary market segments. For example, if we evaluate a fresh produce business for a potential combination, we may consider how that business could be expanded into packaging and distribution of frozen or ready-to-eat produce or food products containing such produce.

Manufacturing and Distribution

The manufacturing and distribution sectors of the food and beverage industries have recently consolidated as larger manufacturers have sold off non-core business lines and made strategic acquisitions to maximize economies of scale in raw material sourcing, production and distribution. Pricing pressures at the retail level have caused mid-tier and smaller food and beverage producers to reevaluate their manufacturing commitment and, in some cases, to outsource production to contract manufacturing operations that can realize greater production efficiencies than captive manufacturing facilities. As the manufacturing business has become more stratified, we believe that smaller businesses with manufacturing operations that may represent business combination opportunities for us may:

•	have opportunities to outsource production and realize manufacturing cost reductions;

•	be able to increase production efficiencies by serving as a contract manufacturer for third parties or for target businesses purchased through add-on acquisitions;

•	better leverage current production capacity by adding private label manufacturing to branded production and vice versa; or

•	be able to capitalize on other dislocations or inefficiencies in the manufacturing process, such as identifying more cost-effective raw material sources or selectively upgrading manufacturing processes in applications that offer favorable returns on investment.

We expect to evaluate target businesses that may possess one or several of these attributes and that may benefit from the production and outsourcing experience possessed by our management team.

Mirroring the consolidation in the manufacturing sector, the search for distribution efficiencies has resulted in strategic mergers and acquisitions among sales agencies and distribution businesses across the U.S. As retailers have sought to minimize inventory investment and maximize their returns on store shelf space, the need for value-added distribution and efficient category management has increased. These needs have led to the formation of integrated national sales agency networks and national distributors, as well as specialty distribution businesses that provide distribution services for niche brands, products with lower sales velocities, and some private label products. Just as food and beverage production may offer outsourcing, consolidation and cross-marketing opportunities, we believe existing distribution operations may offer similar opportunities for growth, cost synergies and diversification that increase infrastructure utilization rates.

Strong Brand/Private Label Positioning

Small and mid-sized food or beverage businesses with strong brand equity that can be leveraged through strategic introductions of complementary products are among those target businesses that we will consider for a business combination. Because brand awareness is a significant component in a consumer’s decision to purchase one product over another in the highly competitive food and beverage industries, we will evaluate brand strength and a brand’s intellectual property protection (including trademark registrations for brand names, as well as copyrights on artwork and package designs) when considering brand equity. Moreover, if a manufacturer has a dominant or strong position in production of private label foods or beverages in a market segment that we believe can be expanded or added to by product line extensions, or that can be marketed more effectively through branding and marketing campaigns, we will consider these factors in our selection process as well.

Expandable Specialty Market Presence

We believe that small and mid-sized businesses that produce or market specialty foods or beverages such as organic, natural, and ethnic products may be attractive target businesses, especially if the products have a market presence that can be expanded into other geographic regions, customer channels, or complementary product lines. While the markets for specialty food and beverage products generally tend to be smaller than more widely consumed foods and beverages, specialty products also carry higher margins and will often require smaller promotional campaigns or advertising commitments. In those instances where a target business has attained a meaningful market share for one or more specialty products, we may also consider whether reformulating or repackaging would be effective in increasing current market share, facilitating the introduction of complementary products, or expanding sales through entry into new geographic markets or customer channels.

Competitive Advantages

We believe the background and experience of our executive officers and directors bring us two principal competitive advantages:

Management and Board Expertise	Established Deal Sourcing Network
We believe that the strong combination of experience and background of our management team and members of the board of directors in the food and beverage industries should attract to us well positioned target businesses. Our management and board members have experience in virtually all aspects of the food and beverage industries, such as sourcing, manufacturing, distributing, strategic planning and execution, marketing, sales, advertising and promotion.	Our management team and directors have extensive contacts for referrals to potential target businesses in the food and beverage industries. These contacts and sources include private and public companies in the food and beverage industries, executives employed with, and consultants engaged by, these businesses, and investment bankers, attorneys and accountants. These contacts arose from the prior business activities of our executive officers and directors.

Our executive officers and directors are identified, and highlights of their backgrounds are included in Item 10.

No Assurance of Future Services from Executive Officers or Board Members

The future role of our key personnel following a business combination is not currently known. Our executive officers and directors are not obligated to remain with us after a business combination. While we believe that one or more target businesses with which we may combine will find our executive officers and directors to be highly experienced and attractive candidates to fill post-combination officer and director positions, we cannot assure you that a combination agreement will call for the retention of our current management team. If the agreement does not, our executive officers and directors may not continue to serve in those capacities after a business combination. You should also be aware that despite the competitive advantages we believe we enjoy, we remain subject to significant competition with respect to identifying and executing a business combination.

Senior Advisors and Key Consultant

In addition to our board of directors, we also have access to two senior advisors, Messrs. Michael R. O’Brien and John T. Stofko, with the backgrounds and experience to assist us in evaluating target businesses and completing a business combination. In addition, we have entered into a consulting agreement with Christopher Wolf. The senior advisors and highlights of their experience in the food and beverage industries are included in Item 10. Mr. Wolf’s experience is also included in Item 10.

Effecting a Business Combination

General

We are not presently engaged in, and if a suitable business target in the food and beverage industries is not identified by us prior to the prescribed liquidation of the trust fund, we may not engage in, any substantive commercial business. We intend to utilize the cash derived from our initial public offering, our capital stock, debt or a combination of these as the consideration to be paid in a business combination. While substantially all of the net proceeds of our initial public offering are allocated to completing a business combination, the proceeds are not otherwise designated for more specific purposes. If we engage in a business combination with a target business using our capital stock and/or debt financing as the consideration to fund the combination, proceeds from our initial public offering will then be used to undertake additional acquisitions or to fund the operations of the target business on a post-combination basis. We may engage in a business combination with a company that does not require significant additional capital but is seeking a public trading market for its shares, and which wants to merge with an already public company to avoid the uncertainties associated with undertaking its own public offering. These uncertainties include time delays, compliance and governance issues, significant expense, a possible loss of voting control, and the risk that market conditions will not be favorable for an initial public offering at the time the offering is ready to be sold. Alternatively, we may seek to consummate a business combination with a company that is financially unstable or in the development stage. We may seek to effect a business combination with more than one target business, although our limited resources may serve as a practical limitation on our ability to do so.

Prior to completion of a business combination, we will seek to have all vendors, prospective target businesses or other entities, which we refer to as potential contracted parties or a potential contracted party, that we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders. In the event that a potential contracted party were to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. If a potential contracted party refuses to execute such a waiver, then Messrs. Hughes and Lewis will be personally liable to cover the potential claims made by such party but only if, and to the extent, that the claims would otherwise reduce the trust account proceeds payable to our public stockholders in the event of a liquidation and the claims were made by a vendor for services rendered, or products sold, to us. However, if a potential contracted party executes a waiver, then Messrs. Hughes and Lewis will have no personal liability as to any claimed amounts owed to a contracted party. In this regard, the purchase agreement under which Messrs. Hughes, Lewis, Gillespie, McCarthy, Hooper and O’Brien have purchased 1,000,000 founding director warrants includes a waiver to any right, title, interest or claim of any kind to monies held in the trust account.

Subject to the requirement that a target business have a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $3.6 million) at the time of our initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses in the food or beverage industries. If we combine with a financially unstable company or an entity in the development stage, including an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the business and operations of a financially unstable or development stage entity. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Based on the research conducted by us prior to our formation, and based on their familiarity with companies operating in the food and beverage industries, we believe there are a number of target businesses that are attractive business combination candidates for us. However, we cannot assure you that we will identify, secure a definitive agreement with, or close a business combination with one or more target businesses.

Sources of target businesses

In addition to the results of the research conducted by us before our formation that identified a number of potential target businesses in the food and beverage industries, target businesses have been, and we anticipate will continue to be, brought to our attention from various unaffiliated parties such as investment banking firms, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and similar sources. We may also identify a target business through management’s contacts within the food and beverage industries or public relations and marketing efforts. While our officers are not committed to spending full-time on our business and our directors have no commitment to spend any time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers in the food and beverage industries may generate a number of potential target businesses that will warrant further investigation.

We may pay fees or compensation to third parties for their efforts in introducing us to potential target businesses. Such payments are typically, although not always, calculated as a percentage of the dollar value of the transaction. We have not anticipated use of a particular percentage fee, but instead will seek to negotiate the smallest reasonable percentage fee consistent with the attractiveness of the opportunity and the alternatives, if any, that are then available to us. We may make such payments to entities we engage for this purpose or entities that approach us on an unsolicited basis. Payment of finders’ fees is customarily tied to completion of a transaction and certainly would be tied to a completed transaction in the case of an unsolicited proposal. Although it is possible that we may pay finders’ fees in the case of an uncompleted transaction, we consider this possibility to be extremely remote. In no event will we pay any of our officers, directors or initial stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, none of our officers, directors, or initial stockholders will receive any finder’s fee, consulting fees or any similar fees from any person or entity in connection with any business combination involving us other than any compensation or fees that may be received for any services provided following such business combination.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $3.6 million) at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business in the food or beverage industries. In evaluating a prospective target business, including any target business with international operations, our management will consider, among other factors, the following:

•	financial condition and results of operations;

•	growth potential;

•	brand recognition and potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the business and its products or services

•	existing distribution arrangements and the potential for expansion;

•	degree of current or potential market acceptance of the products or services;

•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

•	impact of regulation on the business;

•	seasonal sales fluctuations and the ability to offset these fluctuations through other business combinations, introduction of new products, or product line extensions; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management to our business objective. In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete the business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to our initial stockholders, or any of their respective affiliates, for services rendered to or in connection with a business combination.

Fair market value of target business or businesses

The initial target business or businesses with which we combine must have a collective fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $3.6 million) at the time of such combination. In contrast to many other companies with business plans similar to ours that must combine with one or more target businesses that have a fair market value equal to 80% or more of the acquiror’s net assets, we will not combine with a target business or businesses unless the fair market value of such entity or entities meets the criterion specified above. We have used this criterion to provide investors and our management team with greater certainty as to the fair market value that a target business or businesses must meet in order to qualify for a business combination with us. The determination of net assets requires an acquiror to have deducted all liabilities from total assets to arrive at the balance of net assets. Given the on-going nature of legal, accounting, stockholder meeting and other expenses that will be incurred immediately before and at the time of a business combination, the balance of an acquiror’s total liabilities may be difficult to ascertain at a particular point in time with a high degree of certainty. Accordingly, we have determined to use the valuation threshold of 80% of the amount in the trust account (excluding deferred underwriting discounts and commissions of approximately $3.6 million) for the fair market value of the target business or businesses with which we combine so that our management team will have greater certainty when selecting, and our investors will have greater certainty when voting to approve or disapprove a proposed combination with, a target business or businesses that will meet the minimum valuation criterion for our initial business combination.

The fair market value of a target business or businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, the values of comparable businesses, earnings and cash flow, and book value. If our board is not able to independently determine that the target business has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criterion. We expect that any such opinion would be included in our proxy soliciting materials furnished to our stockholders in connection with a business combination, and that such independent investment banking firm will be a consenting expert. We will not be required to obtain an opinion from an investment banking firm as to the fair market value of the business if our board of directors independently determines that the target business or businesses has sufficient fair market value to meet the threshold criterion.

Lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with one or more target businesses whose collective fair market value is at least equal to 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $3.6 million) at the time of such acquisition, as discussed above. Consequently, we expect to complete only a single business combination, although this may entail a simultaneous combination with several operating businesses at the same time. At the time of our initial business combination, we may not be able to acquire more than one target business because of various factors, including complex accounting or financial reporting issues. For example, we may need to present pro forma financial statements reflecting the operations of several target businesses as if they had been combined historically. A simultaneous combination with several target businesses also presents logistical issues such as the need to coordinate the timing of negotiations, proxy statement disclosure and closings. In addition, if conditions to closings with respect to one or more of the target businesses are not satisfied, the fair market value of the business could fall below the required fair market value threshold of 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $3.6 million).

Accordingly, while it is possible that we may attempt to effect our initial business combination with more than one target business, we are more likely to choose a single target business if all other factors appear equal. This means that for an indefinite period of time, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating a business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after a business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

If we complete a business combination structured as a merger in which the consideration is our stock, we would have a significant amount of cash available to make add-on acquisitions following our initial business combination.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate the same in connection with any such combination. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

Prior to the completion of our initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. If a majority of the shares of common stock voted by the public stockholders are not voted in favor of a proposed initial business combination, we may continue to seek other target businesses with which to effect our initial business combination that meet the criteria set forth in this prospectus until the expiration of 18 months from consummation of this offering (or 24 months if a letter of intent, agreement in principle or definitive agreement has been executed within such 18 month period but as to which a combination is not yet complete). In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the target business based on accounting principles generally accepted in the United States.

In connection with the vote required for any business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote their respective shares of common stock acquired by them prior to our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. Our initial stockholders have also agreed that they will vote any shares they purchased in the initial public offering or purchased in the open market after the initial public offering in favor of a business combination. As a result, an initial stockholder who acquired shares in or after the initial public offering must vote those shares in favor of the proposed initial business combination with respect to those shares, and will therefore not be eligible to exercise conversion rights for those shares if our initial business combination is approved by a majority of our public stockholders. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in our initial public offering exercise their conversion rights. Voting against the business combination alone will not result in conversion of a stockholder’s shares into a pro rata share of the trust account. To do so, a stockholder must have also exercised the conversion rights described below.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the aggregate amount then on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including accrued interest, net of any income taxes on such interest, which shall be paid from the trust account (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in this offering. The per-share conversion price at December 31, 2005 would be approximately $7.71, or approximately $0.29 less than the per-unit offering price of $8.00. Because converting stockholders will receive their proportionate share of deferred underwriting compensation and the underwriters will be paid the full amount of the deferred underwriting compensation at the time of closing of our initial business combination, the non-converting stockholders will bear the financial effect of such payments to both the converting stockholders and the underwriters. This could have the effect of reducing the amount distributed to us from the trust account by up to approximately $719,000 (assuming conversion of the maximum of 19.99% of the eligible shares of common stock). If an initial stockholder acquired shares in our initial public offering or in the open market after our initial public offering, the initial stockholder has agreed that he, she or it must vote such shares in favor of a business combination, meaning that our initial stockholders cannot exercise conversion rights that are exercisable by our public stockholders. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. If a stockholder votes against the business combination but fails to properly exercise its conversion rights, such stockholder will not have its shares of common stock converted to its pro rata distribution of the trust account. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account will still have the right to exercise the warrants that they received as part of the units. We will not complete our proposed initial business combination if public stockholders owning 20% or more of the shares sold in this offering exercise their conversion rights.

Without taking into account any interest earned on the trust account net of any income taxes due on such interest, the December 31, 2005 conversion price would be approximately $7.71 per share. As this amount is lower than the $8.00 per unit offering price and it may be less than the market price of the common stock on the date of conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights.

Liquidation if no business combination

If we do not complete a business combination by June 16, 2007, or by December 16, 2007, if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest and net of any income taxes due on such interest that will be paid from the trust account, and net of interest income, less income taxes payable on such interest income, on the trust account balance released to us to fund working capital requirements, plus any remaining assets. Liquidation expenses will be paid only from funds outside of the trust account.

Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to shares of common stock acquired by them before, in or after the initial public offering. There will be no distribution from the trust account with respect to our warrants, which will expire worthless if we are liquidated.

If we were unable to conclude an initial business combination and expended all of the net proceeds of this offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account net of income taxes payable on such interest and net of up to $750,000 in interest income on the trust account balance released to us to fund working capital requirements, the December 31, 2005 per-share liquidation price would be approximately $7.71, or approximately $0.29 less than the per-unit offering price of $8.00. The per share liquidation price includes approximately $3.6 million in deferred underwriting discounts and commissions that would also be distributable to our public stockholders. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Messrs. Hughes and Lewis have agreed that, if we liquidate prior to the consummation of a business combination, they will be personally liable under certain circumstances to ensure that the proceeds in the trust account are not reduced by the claims of various vendors that are owed money by us for services rendered or contracted for or products sold to us, or claims of other parties with which we have contracted, including the claims of any prospective target with which we have entered into a written letter of intent, confidentiality or non-disclosure agreement with respect to a failed business combination with such prospective target. However, we cannot assure you that Messrs. Hughes and Lewis will be able to satisfy those obligations. Messrs. Hughes and Lewis are not personally liable to pay any of our debts and obligations except as provided above. Accordingly, we cannot assure you that due to claims of creditors the actual per-share liquidation price will not be less than $7.71, net of interest income (less income taxes on such interest) of up to $750,000 on the trust account balance released to us to fund working capital requirements. Additionally, the underwriters of our initial public offering have agreed to waive and forfeit any rights to or claims against the proceeds held in the trust account if we are unable to complete an initial business combination and liquidate, including with respect to the deferred underwriting discounts and commissions placed in the trust account on the closing of the initial public offering.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to June 16, 2007, but are unable to complete the business combination by June 16, 2007, then we will have until December 16, 2007 in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by December 16, 2007, we will then liquidate. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders. We anticipate that our instruction to the trustee would be given promptly after the applicable expiration date.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our liquidation or if the stockholders seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account. Prior to our completing an initial business combination or liquidating, we are permitted only to have released from the trust account interest income, net of income taxes payable on such interest, of up to $750,000 to fund our working capital requirements.

Competition

In identifying, evaluating and selecting a target business for a business combination, we may encounter intense competition from other entities having a business objective similar to ours including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. While we believe there are numerous potential target businesses with which we could combine, our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. In addition:

•	the requirement that we obtain:

•	stockholder approval of an initial business combination, and

•	audited and perhaps interim reviewed financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•	the conversion of common stock held by our public stockholders into cash may reduce the resources available to us to fund an initial business combination; and

•	our outstanding warrants, and the dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that a privately held target business may view our status as a well-financed public entity as offering advantages over other entities that have a business objective similar to ours.

According to research we conducted on the SEC’s web site for the period from August 2003 through March 22, 2006, based upon publicly available information, approximately 50 similarly structured blank check companies have completed initial public offerings and numerous others have filed registration statements. Of these companies six have completed business combinations and 10 have announced acquisitions. Accordingly, there are approximately 34 companies with more than $2.2 billion in trust that are seeking to carry out a business plan similar to our business plan. We may face competition in seeking target businesses from recently formed blank check companies, a limited number of which have business plans permitting them to complete a business combination in any industry, including the food and beverage industries. This competition may increase demand for privately-held companies to combine with companies similarly structured to ours.

Competition in the food and beverage industries is intense and primarily based on product quality, brand recognition, brand loyalty, service, marketing, advertising and price. Substantial advertising and promotional expenditures are required to maintain or improve a brand’s market position or to introduce a new product. If we succeed in effecting a business combination, we will in all likelihood experience intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively. Target businesses in the food and beverage industries with which we may combine experience significant fluctuations in operating results due to factors such as changes in consumer preferences, developments such as the recent trend toward low-carbohydrate diets, changing prices for raw materials, and local and general economic and market conditions. Their results are dependent upon their continued ability to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios, to effectively promote food and beverage products, to compete effectively with lower priced products in a consolidating environment at the retail and manufacturing levels, and to improve productivity.

Regulation

Combining with a target business in the food or beverage industry will subject us to extensive regulation by agencies of the U.S. government and state regulatory authorities. Within the U.S., food and beverage products and their packaging are subject to regulations administered by the Food and Drug Administration, or FDA or, with respect to products containing meat and poultry, the United States Department of Agriculture, or USDA. Among other things, these agencies enforce statutory prohibitions against misbranded and adulterated foods, establish safety standards for food processing, establish ingredients and manufacturing procedures for certain foods, establish standards of identity for certain foods, determine the safety of food additives and establish labeling standards and nutrition labeling requirements for food products. In addition, various states license or inspect certain food and beverage businesses, enforce federal and state standards of identity for selected food products, grade food products, and regulate certain trade practices. Many commodities used to manufacture food or beverage products are subject to governmental agricultural programs. These programs have substantial effects on prices and supplies and are subject to Congressional and administrative review.

Food and beverage companies operating internationally are subject to local and national regulations similar to those enforced within the U.S. In addition, many countries maintain laws, rules or regulations pertaining to labeling, packaging, food content, pricing, marketing and advertising and related areas.

The food and beverage industries are subject to recalls if products become adulterated or misbranded, liability if product consumption causes injury and the corresponding possibility that consumers could lose confidence in the safety and quality of certain products, and ingredient disclosure and labeling laws and regulations. The food and beverage industries are also subject to concerns and/or regulations regarding the use of genetically modified organisms and the health implications of obesity and trans-fatty acids. Increased government regulation of the food industry could result in increased costs to a target business with which we may seek to combine.

Employees

We have three officers, all of whom are also members of our board of directors. Although our officers are not obligated to contribute any specific number of hours per week to our business, we expect that Mr. Hughes will devote at least 80% of his working time to our business. The amount of time Mr. Hughes will devote to us in any time period will vary based on the availability of suitable target businesses to investigate, the course of negotiations with target businesses, and the due diligence preceding and accompanying a possible business combination. We do not intend to have any full time employees prior to the consummation of a business combination.

Senior Advisors

We have two senior advisors who we may retain to assist us in performing operational analyses and due diligence on potential target businesses. These advisors, Messrs. Michael R. O’Brien and John T. Stofko, have extensive experience in various aspects of the food and beverage industries. Please see Item 10 for information about Messrs. O’Brien and Stofko. Messrs. O’Brien and Stofko are two of our initial stockholders and for that reason we are prohibited from compensating them for any advisory services they render to us.

Key Consultant

On February 6, 2006, we entered into a contractor agreement with Christopher Wolf, whereby Mr. Wolf has agreed to assist us with operational analyses and due diligence on potential target businesses. Please see the information included in Item 10 for information about Mr. Wolf.

Periodic Reporting and Financial Information

Our securities are registered under the Securities Exchange Act of 1934, as amended, and we have public reporting obligations, including the filing of annual and quarterly reports with the SEC. In accordance with the requirements of the Securities Exchange Act of 1934, our annual report contains financial statements audited and reported on by our independent registered public accounting firm and our quarterly reports will contain financial statements reviewed by our independent registered public accounting firm.

We will not acquire a target business if we cannot obtain audited financial statements based on accounting principles generally accepted in the United States for such target business. We will provide these financial statements in the proxy solicitation materials sent to stockholders for the purpose of seeking stockholder approval of our initial business combination. Our management believes that the need for target businesses to have, or be able to obtain, audited financial statements may limit the pool of potential target businesses available for acquisition.

Available Information

We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Our website address is www.boulderspecialtybrands.com. We make available, free of charge, on or through our website, our annual, quarterly and current reports and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information posted on our website is not part of this Annual Report on Form 10-K or any other report filed with the SEC in satisfaction of the requirements of the Exchange Act.

Item1A. Risk Factors

Risks associated with our business

We are a newly formed, development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed development stage company with no operating results to date. Because we lack an operating history, you have no basis on which to evaluate our ability to achieve our business objective of completing a business combination with one or more target businesses. We will not generate any revenues from operations until after completing a business combination. If we expend all of the approximately $1.1 million in proceeds from the offering not held in trust and interest income earned, net of income taxes on such interest, of up to $750,000 on the balance of the trust account that is releasable to us to fund working capital requirements in seeking a business combination but fail to complete such a combination, we will never generate any operating revenues.

If we liquidate before concluding a business combination, our public stockholders will receive less than $8.00 per share on distribution of trust account funds and our warrants will expire worthless.

If we are unable to complete a business combination and must liquidate our assets, the per-share liquidation distribution will be less than $8.00 because of the expenses of this offering, our general and administrative expenses and the planned costs of seeking a business combination. Furthermore, our outstanding warrants are not entitled to participate in a liquidating distribution and the warrants will therefore expire worthless if we liquidate before completing a business combination. For a more complete discussion of the effects on our stockholders if we are unable to complete a business combination, please see “Proposed Business—Effecting a Business Combination—Liquidation if no business combination.”

If third parties bring claims against us, the proceeds held in trust could be reduced and the per share liquidation price received by you will be less than $7.71 per share.

Upon completion of our initial public offering, we deposited approximately $98.4 million in a trust account, including approximately $3.6 million in deferred underwriting discounts and commissions. Our placing of these funds in trust may not protect such funds from third party claims. We will seek to obtain agreements with vendors, prospective target businesses or other entities, which we refer to as potential contracted parties, under which they will waive any right, title, interest or claim of any kind in or to monies in the trust account. However, there is no guarantee that they will execute such agreements or, if executed, that this will prevent potential contracted parties from making claims against the trust account. If a potential contracted party refuses to waive all claims to monies held in the trust account, we would analyze what alternatives were available to us if we chose not to engage such potential contracted party and consider whether such engagement would be in the best interests of our stockholders. There is no guarantee that potential contracted parties will:

•	agree to waive any present or future claims such parties may have as a result, or arising out, of any negotiations, contracts or agreements with us; and/or

•	not seek recourse against the trust account for any reason.

Accordingly, the trust account proceeds may be subject to claims that could take priority over the claims of our public stockholders, as a result of which the liquidation price could be less than the initial $7.71 per share in the trust account. If we cannot complete a business combination and are forced to liquidate, Messrs. Hughes and Lewis, our two founding directors will be personally liable under certain circumstances to ensure that the proceeds in the trust account are not reduced by the claims of various vendors that are owed money by us for services rendered or contracted for or products sold to us, or claims of other parties with which we have contracted, including the claims of any prospective target with which we have entered into a written letter of intent, confidentiality or non-disclosure agreement with respect to a failed business combination with such prospective target, so that the trust account proceeds are not reduced by the claims of potential contracted parties, former target businesses or others. However, we cannot assure you that Messrs. Hughes and Lewis will be able to satisfy those obligations.

As part of the indemnity arrangement between one of the underwriters and us, we agreed to pay certain legal fees and expenses, up to a total of $500,000, associated with any controversy that may arise in connection with the underwriter’s enforcement of rights to collect underwriting related compensation. We have been advised by the underwriters that a distribution has been made and that while there is agreement on much of the compensation allocations, there are open issues that need to be resolved by them and that discussions remain ongoing, although there can be no assurances that a final resolution on the open issues will be achieved and that the provisions of the indemnity will not be triggered. If a claim were made against us under this indemnity agreement, it could reduce the amount of either proceeds not held in trust or proceeds held in trust. If an amount for the potential claim is paid out of the proceeds held in trust, Messrs. Hughes and Lewis may be personally liable for such amounts.

We are not limited to completing a business combination with a particular target business, so you cannot currently ascertain the merits or risks of the target business that we may ultimately operate.

We may consummate a business combination with any company in the food or beverage industries. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular target business or businesses with which we may combine. If we complete a business combination with a financially unstable company or an entity in the development stage, we will be subject to numerous risks inherent in operating a business of that type. If we complete a business combination with a business in the food or beverage industry, we will be subject to various regulatory and business risks associated with the manufacture, distribution or sale of food and beverage products, such as regulation by the Food and Drug Administration, or FDA, and/or the United States Department of Agriculture, or USDA, and risks associated with the on-going consolidation of the retail grocery business. Although our management will consider the risks inherent in a particular target business, we cannot assure you that we will properly assess all of the significant risk factors present in that target business. Even if we properly assess such risks, some of those risks may be outside of our control or ability to affect. An investment in our units may provide returns that are less favorable than a direct investment in a target business, if an opportunity to directly invest was then available. For a more complete discussion of our selection of a target business, please see Item 1. Business—Effecting a Business Combination.

Two of our directors researched a number of food and beverage companies before our formation and had preliminary acquisition discussions with three of those companies. If it was later determined that we had any type of agreement, arrangement or understanding to engage in a business combination with any of those companies after our initial public offering, we and these directors could be subject to regulatory proceedings based on our failure to disclose such agreement, arrangement or understanding, as a result of which the value of your investment could decline significantly or be lost.

Mr. Hughes has been active in the food and beverage industries for over 25 years and Mr. Lewis has been involved in the food industry for over 13 years. Based on that experience and their contacts in the food and beverage industries, and prior to our formation and their becoming aware of financing available to companies such as ours, Messrs. Hughes and Lewis, whom we refer to as our founding directors, researched a number of companies in the food and beverage industries that they felt might be attractive acquisition candidates for a newly formed entity or a corporate affiliate of Mr. Lewis. Based on this research, the founding directors engaged in preliminary discussions with three companies about the possibility of acquiring those companies through some type of business combination, although the founding directors never:

•	obtained or reached any oral or written agreement, arrangement or understanding to acquire those entities;

•	obtained or reached an accord with the management of those companies as to the price that would be paid to any of such entities;

•	obtained or reached any oral or written agreement, arrangement or understanding on non-price terms of a business combination; or

•	retained or engaged on an informal or formal basis, any investment banking firm, advisor, consultant, financing source, or institution to raise capital for them or Mr. Lewis’ affiliate.

We have voluntarily and fully disclosed both the identities of the companies and the research performed by the founding directors to the SEC. Since that time, one of these companies has been acquired by another company with operations in the non-alcoholic beverage industry. If it is later determined that one or both of the founding directors had any type of oral or written agreement, arrangement or understanding to acquire one or more of the three identified companies or any other entity, we and the founding directors may be subject to civil or criminal proceedings for failing to disclose these facts and for failing to cause us to make the financial and other disclosures required when an acquisition is probable. If any such proceedings resulted in civil or criminal charges or a finding that we or the founding directors violated applicable securities laws and/or the SEC’s rules and regulations:

•	The founding directors would be subject to a range of penalties including fines, bars from serving as officers or directors of public companies, disgorgement, and possibly imprisonment; and

•	We would be subject to fines, orders and undertakings concerning our business, injunctions and trading halts, and we could incur significant defense costs that may not be covered by insurance.

The initiation of any of the foregoing or even the announcement of an investigatory proceeding by the SEC or other regulatory agency would have an immediate and significant negative effect on the market price of our securities and may cause you to lose your entire investment if such proceedings had a conclusion adverse to us.

If we issue stock to complete a business combination, your equity interest in us could be reduced or there may be a change in control of Boulder Specialty Brands.

Our certificate of incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. We currently have 45,288,110 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants, including the founding director warrants) and all of the 1,000,000 shares of preferred stock available for issuance. We have no commitments as of March 13, 2006 to issue any additional securities. We may issue a substantial number of additional shares of our common stock or may issue preferred stock, or a combination of common and preferred stock, to complete a business combination. Our issuance of additional shares of common stock or any preferred stock:

•	may significantly reduce your equity interest in us;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may among other things:

•	limit our ability to use any net operating loss carry forwards we have; and

•	result in the resignation or agreed-upon removal of our officers and directors; and

•	may adversely affect the then-prevailing market price for our common stock.

The value of your investment in us may decline if any of these events occur.

If we acquire a company by issuing debt securities, our post-combination operating results may decline due to increased interest expense or our liquidity may be adversely affected by an acceleration of our indebtedness.

We may elect to enter into a business combination that requires us to issue debt securities as part of the purchase price for a target business. If we issue debt securities, such issuances may result in:

•	default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

•	acceleration, even if we are then current in our debt service obligations, if the debt securities have covenants that require us to meet certain financial ratios or maintain designated reserves, and such covenants are breached without waiver or renegotiation;

•	a required immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt securities contain covenants restricting our ability to obtain additional financing.

For a more complete discussion of alternative structures for a business combination and the possibility that we may incur debt to finance a business combination, please see, Item 1. Business—Effecting a Business Combination—Selection of a target business and structuring of a business combination.

Our officers, directors and initial stockholders currently control us and may influence certain actions requiring a stockholder vote.

Our officers, directors and initial stockholders collectively owned 20% of our issued and outstanding shares of common stock upon completion of our initial public offering. Our initial stockholders have agreed that any common stock they acquired in or acquire after the initial public offering will be voted in favor of a business combination that is presented to our public stockholders. Accordingly, shares of common stock acquired by our initial stockholders in or after the initial public offering will not have the same voting or conversion rights as our public stockholders with respect to a potential business combination, and will not be eligible to exercise conversion rights for those shares if a business combination is approved by a majority of our public stockholders.

Because Messrs. Hughes, Lewis, Gillespie, McCarthy, Hooper and O’Brien purchased 1,000,000 warrants from us concurrently with the closing of the initial public offering, the exercise of those founding director warrants may increase such persons’ ownership in us. This increase could allow the initial stockholders to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after completion of our initial business combination.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of a business combination. If there is an annual meeting of stockholders, only a minority of the board of directors will be considered for election and our initial stockholders will have considerable influence on the outcome of that election. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination. In addition, our initial stockholders and their affiliates are not prohibited from purchasing units in this offering or our common stock in the aftermarket. If they do so, our initial stockholders will have a greater influence on the vote taken in connection with a business combination.

Our stock ownership is concentrated.

Our common stock is held by relatively few investors. There is no limitation on the portion of our outstanding common stock that may be acquired by any given investor or group of investors in the secondary market. Because we may consummate our initial business combination only if public stockholders owning in the aggregate less than 20% of the outstanding shares exercise their conversion rights, approval of that business combination may depend on the conversion decision of one or a few investors. In addition, if we consummate our initial business combination, investors owning a large proportion of our common stock will have significant influence over major decisions of corporate policy and other matters submitted to a vote of our stockholders.

It is likely that some of our current officers and directors will resign upon consummation of a business combination and we will have only limited ability to evaluate the management of the target business.

Our ability to complete a business combination depends on the efforts of our executive officers. The role of our executive officers following a business combination is not currently known. While we expect that Messrs. Hughes and Lewis will continue to be affiliated with us following a business combination, we may employ other personnel following the business combination. After the business combination, our current management will remain with the combined company only if current management negotiates or secures such retention as part of the business combination. Additionally, if our current management team retains control after the business combination we expect that Mr. Wolf will be offered to become our chief financial officer. If we acquire a target business in an all-cash transaction, our current management is more likely to remain with us if they choose to do so. Our current management may have a conflict of interest in selecting a target business, as our officers and directors may prefer to complete a business combination with one or more target businesses that are willing to retain current management. If the business combination is structured as a merger and the stockholders of the target company obtain significant control of the combined company, it is less likely management will remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement. In making the determination as to whether current management should or will remain with us following the business combination, management expects to analyze the experience and skill set of the target business’ management and consider whether it is in the combined company’s best interests to have certain members of the current management team remain with us following the business combination. While we intend to carefully review the background and experience of any additional officers or key employees we engage after a business combination, we cannot assure you that their experience will maintain or enhance our future operating results. These individuals may be unfamiliar with the requirements of operating a public company and the securities laws, which could increase the time and resources we must expend to assist them in becoming familiar with the complex disclosure and financial reporting requirements imposed on U.S. public companies. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations.

Our officers and directors are or may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time and business opportunities.

Our officers and directors are or may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. For example, Mr. Lewis will also be a director of a company being formed to undertake one or more business combinations in the mining industry. Mr. Hughes intends to devote approximately 80% of his working time to our business and affairs following this offering. There is no assurance that Messrs. Hughes and Lewis will not become involved in one or more other business opportunities that would present conflicts of interest in the time they allocate to us.

None of our officers or directors is obligated to expend a specific number of hours per week or month on our affairs. Additionally, our officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to these existing or future affiliations, our officers and directors may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, our officers or directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete discussion of our management’s business affiliations and the potential conflicts of interest that you should be aware of, as well as non-compete and business opportunity right of first refusal agreements we entered into with our officers and directors prior to the closing of this offering, please see Items 10 and 13. We cannot assure you that these conflicts will be resolved in our favor.

Because the shares of common stock now owned by our officers and directors are prohibited from participating in liquidation distributions by us, our officers and directors may have a conflict of interest in deciding if a particular target business is a good candidate for a business combination.

Our officers, directors and initial stockholders have waived their right to receive distributions with respect to the shares of common stock purchased by them before, in or after the initial public offering if we liquidate because we fail to complete a business combination. Additionally, Messrs. Hughes, Lewis, Gillespie, McCarthy, Hooper and O’Brien purchased a combined total of 1,000,000 founding director warrants concurrently with the closing of the initial public offering. The shares of common stock and warrants owned by our officers and directors and their affiliates will be worthless if we do not consummate a business combination, and the $1.7 million purchase price of the founding director warrants will be included in the working capital that is distributed to our public stockholders in the event of our liquidation. The personal and financial interests of our officers and directors may influence their identification and selection of a target business, and may affect how or when we complete a business combination. The exercise of discretion by our officers and directors in identifying and selecting one or more suitable target businesses may result in a conflict of interest when they decide if the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Unless we complete a business combination, our officers and directors will not receive reimbursement for any out-of-pocket expenses they incur if such expenses exceed the amount not in the trust account. Therefore, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Our officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount not in the trust account unless the business combination is consummated. Our officers and directors may, as part of any such combination, negotiate the repayment of some or all of any such expenses. If the target business’s owners do not agree to such repayment, this could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interest of our officers and directors could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading of our securities may be adversely affected.

If at any time we have net tangible assets of $5.0 million or less and our common stock’s market price per share is less than $5.00, transactions in our common stock may be subject to the “penny stock” rules under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•	provide the purchaser with risk disclosure documents identifying certain risks of investing in “penny stocks,” a purchaser’s legal remedies, and information about the market for “penny stocks;” and

•	obtain a signed and dated acknowledgment from the purchaser that he, she or it actually received the required risk disclosure documents before a transaction in a “penny stock” is completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to complete customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

We will probably complete only one business combination with the proceeds of our initial public offering, meaning our operations will depend on a single business that is likely to operate in a non-diverse segment of the food or beverage industries.

The net proceeds from our initial public offering provided us with approximately $96 million (excluding deferred underwriting discounts and commissions of approximately $3.6 million) that we may use to complete a business combination. Our initial business combination must be with a target business or businesses with a fair market value of at least 80% of the balance in the trust account at the time of such business combination (excluding deferred underwriting discounts and commissions of approximately $3.6 million). We may not be able to acquire more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. Additionally, we may encounter numerous logistical issues if we pursue multiple target businesses, including the difficulty of coordinating the timing of negotiations, proxy statement disclosure and closings. We may also be exposed to the risk that our inability to satisfy conditions to closing with one or more target businesses would reduce the fair market value of the remaining target businesses in the combination below the required threshold of 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $3.6 million). Due to these added risks, we are more likely to choose a single target business with which to pursue a business combination than multiple target businesses. Unless we combine with a target business in a transaction in which the purchase price consists substantially of common stock and/or preferred stock, it is likely we will complete only our initial business combination with the proceeds of this offering. Accordingly, the prospects for our success may depend:

•	solely on the performance of a single business, or

•	on the manufacture, distribution or sale of one or a limited number of food or beverage products.

If this occurs, our operations will be highly concentrated and we will be exposed to higher risk than other entities that have the resources to complete several business combinations, or that operate in, diversified segments of the food and/or beverage industry.

If we do not conduct an adequate due diligence investigation of a target business with which we combine, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

In order to meet our disclosure and financial reporting obligations under the Federal securities laws, and in order to develop and seek to execute strategic plans for how we can increase the revenues and/or profitability of a target business, realize operating synergies or capitalize on market opportunities, we must conduct a due diligence investigation of one or more target businesses. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, or that factors outside of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to complete a business combination.

Based upon publicly available information, approximately 50 similarly structured blank check companies have completed initial public offerings since August 2003 and numerous others have filed registration statements. Of these companies, only six companies have consummated a business combination, while ten other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination. Accordingly, there are approximately 34 blank check companies with more than $2.2 billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of additional offerings that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this annual report on Form 10-K and prior to our completion of a business combination. While some of those companies have specific industries in which they must complete a business combination, a number of them may consummate a business combination in any industry they choose. We may therefore be subject to competition from these and other companies seeking to consummate a business plan similar to ours which will, as a result, increase demand for privately-held companies to combine with companies structured similarly to ours. Further, the fact that only six of such companies have completed a business combination and ten of such companies have entered into a definitive agreement for a business combination may be an indication that there are only a limited number of attractive target businesses available to such entities or that many privately-held target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

In addition to competition from other blank check companies described above, we will encounter intense competition from other entities having a business objective similar to ours, including private equity groups and leveraged buyout funds, as well as operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience in identifying and completing business combinations. A number of these competitors possess greater technical, financial, human and other resources than we do. Our limited financial resources may have a negative effect on our ability to compete in acquiring certain sizable target businesses. Further, because we must obtain stockholder approval of a business combination, this may delay the consummation of a transaction, while our obligation to convert into cash the shares of common stock held by public stockholders who elect conversion may reduce the financial resources available for a business combination. Our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses. In addition, if our initial business combination entails a simultaneous purchase of several operating businesses owned by different sellers, we may be unable to coordinate a simultaneous closing of the purchases. This may result in a target business seeking a different buyer and our being unable to meet the threshold requirement that the target business has, or target businesses collectively have, a fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $3.6 million) at the time of such combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of these factors, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

We will depend on interest earned on the trust account balance to fund our search for a target business or businesses and to complete our initial business combination.

Of the net proceeds of our initial public offering, approximately $1.1 million is available to us initially outside the trust account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we will need to identify one or more target businesses and to complete our initial business combination. While we are entitled to have released to us for such purposes interest income, net of income taxes on such interest, of up to a maximum of $750,000, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our initial stockholders to operate or may be forced to liquidate.

We may be unable to obtain additional financing if necessary to complete a business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination. However, because we cannot assure you that we will be able to complete a business combination or that we will have sufficient capital with which to complete a combination with a particular target business. If the net proceeds of our initial public offering are not sufficient to facilitate a particular business combination because:

•	of the size of the target business;

•	the depletion of offering proceeds not in trust or available to us from interest earned on the trust account balance, net of income taxes, that is expended in search of a target business; or

•	we must convert into cash a significant number of shares of common stock owned by stockholders who elect to exercise their conversion rights,

we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. If additional financing is unavailable to consummate a particular business combination, we would be compelled to restructure or abandon the combination and seek an alternative target business. Even if we do not need additional financing to consummate a business combination, we may require such financing to operate or grow the target business. If we fail to secure such financing, this failure could have a material adverse effect on the operations or growth of the target business. None of our officers, directors or stockholders or any other party is required to provide any financing to us in connection with, or following, a business combination.

Our outstanding warrants may adversely affect the market price of our common stock and make it more difficult to effect a business combination.

The units sold in our initial public offering included warrants to purchase 12,760,840 shares of common stock. We also sold a combined total of 1,000,000 warrants to the founding directors, certain of our other directors and a senior advisor at the closing of the initial public offering. If we issue common stock to conclude a business combination, the potential issuance of additional shares of common stock on exercise of these warrants could make us a less attractive acquisition vehicle to some target businesses. This is because exercise of the warrants will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Our warrants may make it more difficult to complete a business combination or increase the purchase price sought by one or more target businesses. Additionally, the sale or possibility of sale of the shares underlying the warrants could have an adverse effect on the market price for our common stock or our units, or on our ability to obtain other financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

The grant of registration rights to our initial stockholders and purchasers of the founding director warrants may make it more difficult to complete a business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Our initial stockholders can demand that we register the resale of their shares of common stock at any time after the release of their shares from escrow which, except in limited circumstances, will occur in two equal increments: (i) 1,595,105 shares on the expiration of three years from the effective date of the prospectus and (ii) 1,595,105 shares on our having completed an initial business combination and the last sale price of our common stock thereafter equals or exceeds $11.50 per share for any 20 trading days within any 30 trading day period beginning after we complete our initial business combination. In addition, the holders of the founding director warrants can demand that we register those warrants and the underlying shares of common stock at any time after the founding director warrants become exercisable by their terms. We will bear the cost of registering these securities. If our initial stockholders and purchasers of the founding director warrants exercise their registration rights in full, there will then be an additional 3,190,210 shares of common stock and 1,000,000 warrants and/or up to 1,000,000 shares of common stock issued on exercise of the warrants that are eligible for trading in the public market. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. Furthermore, the shares placed in escrow and subject to the completion of a business combination and the attainment of a sales price equal to or greater than $11.50 as discussed above may be considered contingent shares because the completion of a business combination and the attainment of such price per share cannot be assured. Because the shares are to be released to the existing stockholders (all of whom are officers and/or directors or are a related party to an officer and director) upon meeting these performance and market conditions, we may be required to recognize a charge based on the fair value of the shares at the time the shares are released from the escrow. (The amount of such charge could be equal to the number of shares times the market value at such date. Based on the target price of $11.50, such charge would be approximately $18,343,707). In addition, the existence of the registration rights may make a business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders and the founding director warrants are registered.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange.

Our securities are traded in the over-the-counter market. Our securities are quoted on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange. We cannot assure you, however, that such securities will be continue to be authorized for quotation by the OTC Bulletin Board or any other market in the future, in which event the liquidity and price of our securities would be even more adversely impacted.

If we are deemed to be an investment company, we must meet burdensome compliance requirements and restrictions on our activities may increase the difficulty of completing a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, the nature of our investments and the issuance of our securities may be subject to various restrictions. These restrictions may make it difficult for us to complete a business combination. In addition, we may be subject to burdensome compliance requirements and may have to:

•	register as an investment company;

•	adopt a specific form of corporate structure; and

•	report, maintain records and adhere to voting, proxy, disclosure and other requirements.

We do not believe that our planned principal activities will subject us to the Investment Company Act of 1940. In this regard, our agreement with the trustee states that proceeds in the trust account will only be invested in “government securities” with specific maturity dates. This investment restriction is intended to facilitate our meeting the exemptive provisions of Rule 3a-1 under the Investment Company Act of 1940. If we are deemed to be subject to that act, compliance with these additional regulatory burdens would increase our operating expenses and could make a business combination more difficult to complete.

Because our directors may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc., actions taken and expenses incurred on our behalf by our officers and directors will generally not be subject to “independent” review.

Each of our directors owns shares of our common stock and may receive reimbursement for out-of-pocket expenses incurred in identifying and performing due diligence on potential target businesses and attending meetings of the board of directors. However, our directors receive no salary or other compensation for services rendered by them on our behalf prior to or in connection with a business combination. Accordingly, we believe our non-executive directors would be considered “independent” as that term is commonly used. However, under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because each of our directors own shares of our securities and may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, state securities administrators may take the position that all of such individuals are not “independent” and, as such, we would not have the benefit of any independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Subject to availability of proceeds not placed in the trust account and interest income, net of income taxes, available to us, there is no limit on the amount of out-of-pocket expenses that could be incurred. We have agreed with the representatives of the underwriters of our initial public offering that our audit committee will review and approve all expense reimbursements made to our officers, directors or senior advisors and that any expense reimbursements payable to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and interest income, net of income taxes, available to us, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination. In addition, we may opt to make down payments or pay “no shop” or similar fees and expenses in connection with a proposed business combination, which may reduce amounts not deposited in the trust account and interest income, net of income taxes, available to us, that are usable to reimburse out-of-pocket expenses incurred on our behalf. We may seek reimbursement of such out-of-pocket expenses in excess of the available proceeds not deposited in the trust account through inclusion of such reimbursement obligation in any agreement with respect to a business combination. In addition, we may consider the inclusion of such a condition as a factor in determining whether to proceed with any potential business combination. Although we believe that all actions taken on our behalf by our directors will be in our best interests and in accordance with statutory duties owed to us, we cannot assure you this will be the case. If actions are taken or expenses incurred that are not in our best interests, it could have a material adverse effect on our business and operations and the price of our securities held by public stockholders.

Other than Mr. Lewis, one of our vice chairmen and a director, none of our officers or directors has ever been associated with a blank check company.

With the exception of Mr. Lewis, one of our vice chairmen and a director, none of our officers or directors has ever been associated with a blank check company. The other blank check company with which Mr. Lewis is associated has not raised its initial capital and has not begun to seek a business combination. Accordingly, you may not have sufficient information with which to evaluate the ability of our management team to identify and complete a significant initial business combination.

We could be liable for up to the amount of the purchase price of the founding director warrants plus interest to Messrs. Hughes, Lewis, Gillespie, McCarthy, Hooper and O’Brien who purchased founding director warrants in a private placement conducted concurrently with our initial public offering.

We sold in a private placement, concurrent with our initial public offering, 1,000,000 founding director warrants to Messrs. Stephen B. Hughes, James E. Lewis, Robert J. Gillespie, Robert F. McCarthy, William E. Hooper and Michael R. O’Brien. This concurrent private placement of $1.7 million in founding director warrants was made in reliance on an exemption from registration under the Securities Act. This exemption requires that there be no general solicitation of investors with respect to the sales of the founding director warrants. If this offering were deemed to be a general solicitation with respect to the founding director warrants, the offer and sale of such warrants would not be exempt from registration and the purchasers of those warrants could have a right to rescind their purchases. Rescinding purchasers could seek to recover the purchase price paid, with interest, or if they no longer own the securities, to receive damages. The founding director warrant purchase agreement contains provisions under which the purchasers waive any and all rights to assert present or future claims, including the right of rescission, against us with respect to their purchase of the founding director warrants and Messrs. Hughes, Lewis, Gillespie, McCarthy, Hooper and O’Brien agree to indemnify and hold us and the underwriters of our initial public offering harmless from all losses, damages or expenses that relate to claims or proceedings brought against us or the underwriters of our initial public offering by the purchasers of the founding director warrants.

Risks related to the food and beverage industries

We may be subject to all the operating risks common to the food and beverage industries.

Operating risks common to the food and beverage industries to which we may be subject in the future as a result of completing a business combination within these industries include:

•	changes in operating costs such as energy, freight, distribution, warehousing and labor—including healthcare and other benefits, unionization, and workers’ compensation—and raw materials;

•	decreases in demand for certain types of food following highly publicized cases of infectious disease in animals that are or may be transferable to humans, such as bovine spongiform encephalopathy, commonly known as mad cow disease, in cattle, or avian flu in chickens;

•	spoliation, adulteration or misbranding of foods or beverages;

•	reliance on, and disputes with, contracted producers of food and beverage products;

•	the need for access to reliable sources of consistently high quality ingredients and raw materials;

•	the increasing consolidation of the retail grocery business;

•	the high cost of promotion, advertising and marketing activities that are necessary to build brand recognition in the food and beverage industries;

•	the impact of, or changes in, environmental laws and regulations governing discharge into the environment or disposal of by-products or wastewater from food or beverage processing;

•	changes in rules and regulations by the FDA, USDA and other governmental and regulatory action;

•	changes in consumer tastes and dietary trends;

•	changes in product formulations as well as the costs of such changes, and the impact of product formulation changes on product taste and quality;

•	the availability of funds to allow us to make capital or process improvements, investments in plant and equipment and marketing or advertising commitments;

•	the impact of newly introduced competitive products and competitors’ responses to market developments; or

•	changes in general economic conditions.

The packaged food and beverage industries are highly competitive.

The packaged food and beverage industries are highly competitive. Numerous brands and products, including private label products, compete for shelf space and sales, with competition based primarily on product quality, convenience, price, trade promotion, consumer promotion, brand recognition and loyalty, customer service, effective advertising and promotional activities and the ability to identify and satisfy emerging consumer preferences. We will be competing with a significant number of companies of varying sizes, including divisions or subsidiaries of much larger companies, which have substantially greater financial resources than we do. Many of these competitors have multiple product lines, substantially greater marketing, advertising and other resources available to them and may have lower fixed costs and/or may be less leveraged than our company is after completing a business combination. Our competitors may also be prepared to accept a higher level of financial risk than we can prudently manage. If we are unable to compete successfully with these companies or if competitive pressures or other factors cause a target business to lose market share or experience price erosion following a business combination with us, our post-combination business, financial condition, results of operations or liquidity may be harmed.

The retail grocery business is consolidating and may affect our ability to operate profitably a target business.

The retail grocery trade has in recent years consolidated and is currently dominated by a small number of large retailers such as Wal-Mart Stores, Inc., The Kroger Co., Safeway Inc., Albertson’s, Inc., SAM’S CLUB and Costco Wholesale Corporation. As the retail grocery trade continues to consolidate and retail customers grow larger and become more sophisticated, these customers may demand lower pricing and increased promotional programs. These customers are reducing their inventories of branded food and beverage products and increasing their emphasis on private label products. If a target business we acquire is not responsive to these trends, or if we lower prices or increase promotional support of food or beverage products and do not increase the volume of products sold, our operation of a target business may be adversely affected.

If we acquire a food or beverage manufacturer or rely on contracted manufacturers to produce food or beverage products for us, we or our contracted manufacturers will be vulnerable to fluctuations in the supply and price of raw materials and labor, manufacturing and other costs and we may not be able to offset increasing costs by increasing prices to our customers.

Food and beverage manufacturers, as well as contract manufacturers that produce food and beverage products for others, purchase agricultural products, meat and poultry, ingredients and other raw materials, and packaging supplies from growers, commodity processors, other food companies and packaging manufacturers. While the vast majority of such materials are available from numerous independent suppliers, raw materials can vary significantly in price based on a number of factors including changes in crop and animal population sizes, federal and state support programs, export demand, import duties, weather conditions during the planting, growing and harvesting seasons, insects, and diseases. Although a target business may enter into advance commodities purchase agreements and we may do so after a business combination, these agreements may not protect us from all increases in raw material costs. In addition, the cost of beef, pork and chicken, spices and flavorings, labor, manufacturing and packaging materials and other costs related to the production and distribution of food and beverage products have risen in recent years, and we believe they may continue to rise in the foreseeable future.

Due to heightened price competition, manufacturers throughout the packaged food and beverage industries have been largely unable to offset increased costs by raising prices. If the cost of labor, raw materials, manufacturing or other costs of production and distribution of food and beverage products continue to increase and those costs cannot be offset by raising prices or other measures, we may not be able to profitability operate a target business.

Companies in the packaged food and beverage industries rely on major retailers, wholesalers, specialty distributors and mass merchants for the success of their business and should they perform poorly or give higher priority to brands or products produced by others, a target business we acquire could be adversely affected.

Packaged food and beverage manufacturers as well as companies that perform contract manufacturing in the food and beverage industries sell their products principally to retail outlets and wholesale distributors including traditional supermarkets, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty food distributors. If a target business relies on major wholesalers, retailers or chains that perform poorly and is unable to collect accounts receivable, the target business could be materially and adversely affected, and our operating results following a business combination would be harmed. In addition, many of these customers offer branded and private label products that compete directly with manufacturers’ products for retail shelf space and consumer purchases. Accordingly, there is a risk that retail customers may give higher priority to the sale of their products and those of competitors than products produced by or on behalf of a target business. In the future, customers may not continue to purchase food or beverage products marketed by a target business with which we combine, or provide the target business’s products with adequate levels of promotional support.

We may be unable to anticipate changes in consumer preferences, resulting in decreased demand for food or beverages marketed by a target business with which we combine.

Companies active in the packaged food industry must anticipate and offer food and beverage products that appeal to the changing tastes, dietary habits and product packaging preferences of consumers in the market categories in which they compete. If a target business with which we combine is not able to anticipate, identify or develop and market products that respond to these changes in consumer preferences, demand for these food or beverage products may decline and our post-combination operating results may be adversely affected. In addition, if we develop or market new products or expand existing product lines in reaction to what we perceive to be changing consumer preference or demand, and judge incorrectly the impact on demand for products then marketed by us, our sales volumes or margins will suffer and our profitability, if any, may be harmed.

Severe weather conditions and natural disasters such as fires, floods, droughts, hurricanes, earthquakes or tornados can affect crop supplies, manufacturing facilities and distribution activities, and negatively impact the operating results of a target business.

Severe weather conditions and natural disasters, such as fires, floods, droughts, frosts, hurricanes, earthquakes, tornados or insect infestations, may affect the supply of raw materials used by a target business with which we elect to combine. These same weather conditions and natural disasters can adversely impact raw material availability that contract manufacturers depend on to make food or beverage products for a target business, or may curtail or prevent the manufacturing or distribution of food or beverage products by a target business. Competing manufacturers might be affected differently by weather conditions and natural disasters, depending on the location of their sources of supplies and manufacturing or distribution facilities. If supplies of raw materials to a target business are reduced, we may not be able to find enough supplemental supply sources on favorable terms, which could adversely affect our business and operating results. If a target business’s manufacturing or distribution of food or beverage products is curtailed or prevented by natural disasters, our business and operating results will also be harmed.

Target business operations may be subject to numerous laws and governmental regulations, exposing us to potential claims and compliance costs that could adversely affect our operations after a business combination.

Manufacturers and marketers of food and beverage products are subject to extensive regulation by the FDA, the USDA and other national, state and local authorities. For example, the Food, Drug and Cosmetic Act and its regulations govern, among other things, the manufacturing, composition and ingredients, packaging and safety of foods. Under this act, the FDA regulates manufacturing practices for foods through its current “good manufacturing practices” regulations, and specifies the recipes for certain foods. Additionally, the USDA has adopted regulations with respect to a national organic labeling and certification program which were effective February 20, 2001, and fully implemented on October 21, 2002. Food and beverage manufacturing facilities and products are also subject to periodic inspection by federal, state and local authorities. Any changes in laws and regulations applicable to food and beverage products could increase the cost of developing and distributing a target business’s products and otherwise increase the cost of conducting our business after a business combination, which would adversely affect our financial condition. In addition, if we and/or a target business with which we combine fail to comply with applicable laws and regulations, including future laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on our business, financial condition, results of operations or liquidity.

Target businesses that manufacture food or beverage products may subject us to environmental laws and regulations relating to hazardous materials, substances and waste used in or resulting from operations. Liabilities or claims with respect to environmental matters could have a significant negative impact on our business.

Food and beverage manufacturers, like other manufacturers, are generally exposed to the risk of liabilities and claims with respect to environmental matters, including those relating to the disposal and release of hazardous substances. Manufacturing operations are also governed by laws and regulations relating to workplace safety and worker health which, among other things, regulate employee exposure to hazardous materials in the workplace. Any significant costs incurred in connection with such liabilities or claims after a business combination could have a material adverse effect on our business, financial condition, results of operations or liquidity. Environmental or health and safety legislation or regulations enacted in the future, or any changes in how existing or future laws or regulations are enforced, administered or interpreted may increase a target business’s compliance costs or expose us to additional risk of liabilities and claims.

We may be subject to significant liability should the consumption of any of food or beverage products manufactured or marketed by a target business cause injury, illness or death.

The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties or product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents or residues introduced during production processes. Although we may believe that a target business with which we combine or its contract manufacturers are in material compliance with all applicable laws and regulations, if the consumption of the target business’s products causes or is alleged to have caused an illness in the future, we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding an illness, injury or death could adversely affect the target business’s reputation with existing and potential customers and our corporate image and operating results. Moreover, claims or liabilities of this nature might not be covered by insurance or by any rights of indemnity or contribution that we or the target business may have against others. While we will seek to complete a business combination with one or more target businesses that have product liability insurance coverage in amounts we believe to be adequate, we cannot be sure that claims or liabilities will be asserted for which insurance will be available or that such claims or liabilities will not exceed the available amount of insurance coverage.

A target business’s food or beverage products may also experience product tampering, contamination or spoilage or be mislabeled or otherwise damaged. Under certain circumstances a product recall could be required, leading to a material adverse effect on the target business’s operations and our operating results. Even if such a situation does not necessitate a recall, product liability claims could be asserted against us or a target business. A product liability judgment or a product recall involving a target business or us could have a material adverse effect on our business, financial condition, results of operations or liquidity. We do not currently maintain a crisis management system to respond to product recall or liability-related issues arising from the manufacture or sale of food or beverage products. If a target business with which we combine lacks a crisis management system or it is not effective in our estimation, we intend to implement or upgrade such a system. The implementation or upgrade process may be expensive and time consuming, and does not assure that we will be able to respond on a timely or effective basis if a target business encounters a crisis of this nature.

Consumer concern regarding the safety and quality of food products or health concerns could adversely affect sales of food or beverage products.

If a target business conducts operations in a market segment that for some reason suffers a loss in consumer confidence as to the safety and quality of food or beverage products, our post-combination business could be adversely affected. The food industry has recently been subject to negative publicity concerning the health implications of obesity, trans fatty acids, mad cow disease and avian flu. Developments in any of these areas could cause a target business’s operating results to differ materially from results that we expect. For example, negative publicity about genetically modified organisms and possible links to any adverse health effects, whether or not valid, may discourage consumers from buying certain foods or beverages generally, or from a target business that markets such products in particular. Any of these events could harm a target business’s sales and our operating results, perhaps significantly.

Food and beverage manufacturers must generally rely on distributors and sales agencies to have their products distributed to the retail and foodservice markets, and if a target business with which we combine loses a significant distributor or sales agent, the sales of the target business could be adversely affected.

Most manufacturers of food and beverage products rely on sales efforts made by or through distributors and sales agencies. The loss of, or business disruption at, one or more of these distributors or sales agents that work on behalf of a target business with which we combine may harm our operating results. Most distribution and sales agency arrangements in the food and beverage industries are short-term or terminable at will by the manufacturer and the distributor or sales agent. There is no assurance that we or a target business could obtain additional or alternative distribution and sales agency arrangements on a timely basis if required, or that the terms would be acceptable to us. Our inability to enter into satisfactory distribution or sales agency arrangements, or the inability of a target business to maintain such arrangements after combining with us, could restrict our ability to implement our business plan or to penetrate markets necessary to develop our products successfully. If a target business we combine with uses distributors or sales agents to distribute its food or beverage products, our business may depend greatly on the maintenance of a strong distribution network.

Slotting fees and customer charges or charge-backs for promotion allowances, cooperative advertising and damaged, undelivered or unsold food or beverage products may have a significant impact on the operating results of any target business and may disrupt customer relationships on which a target business depends.

Retailers in the grocery industry charge slotting fees for access to shelf space and often enter into promotional and advertising arrangements with distributors and manufacturers that result in the sharing of promotional and advertising costs among the retail customer, distributor and/or manufacturer. As the retail grocery industry has consolidated and become more competitive, retail customers have sought greater participation by distributors and manufacturers in cooperative promotional and advertising arrangements, and are more inclined to pass on unanticipated increases in promotional and advertising costs to distributors and manufacturers. Additionally, retailers are exhibiting a greater willingness to take deductions for damaged, undelivered and unsold products or to return unsold products to distributors and manufacturers. Although the vast majority of distributors and manufacturers sell their food and beverage products to retailers without a right of return, the relatively small number of retail customers means, as a practical matter, that distributors and manufacturers may be required to accept returns even if their policies do not obligate them to do so. If a target business with which we combine is charged significant and unanticipated promotional allowances or advertising charges by retail customers, or if its customers take substantial charge-backs or return material amounts of food or beverage products, the operating results and liquidity of the target business could be harmed, perhaps substantially. Moreover, an unresolved disagreement with a retail customer concerning promotional allowances, advertising charges, charge-backs or returns could significantly disrupt or cause the termination of a customer relationship, immediately reducing our post-combination sales and liquidity. Because of the limited number of retail customers in the U.S. grocery market, the loss of even a single retail customer could have a long-term negative impact on our financial condition and revenues.

Changes in retail distribution arrangements can result in the temporary loss of retail shelf space and disrupt sales of food or beverage products, causing a target business’s sales to fall.

From time to time, retailers change distribution centers that supply some of their retail stores or change sales agencies that are responsible for stocking and maintaining food and beverage products in parts of their stores. If a new distribution center has not previously distributed a target business’s products in that region, or if a sales agency is not familiar with the target business’s products, it can take up to three months to get a retailer’s distribution center to begin distributing new products in its region or to arrange for a sales agency to represent and stock a target business’s products. Even if a retailer approves the distribution of products in a new region, product sales may decline while the transition in distribution or sales arrangements takes place. If a target business does not get approval to have its products offered in a new distribution region or if getting this approval takes longer than anticipated, our operating results may suffer. Likewise, if a target business cannot establish a relationship with a sales agent to stock food or beverage products in one or a number of stores, or if we temporarily lose shelf space during the time it takes to do so, our sales may decline.

If we fail to maintain and strengthen a target business’s food or beverage brands in existing markets or establish these brands in new markets, our post-combination sales may decline.

We may complete a business combination with one or more target businesses that have recognizable brands in the food or beverage industry. For the post-combination business to be successful, we will be required to maintain and strengthen those brands in existing markets and establish those branded products as preferred choices with consumers and retailers in new markets. Building brand recognition may involve incurring significant advertising, promotion and other marketing expenses that may not be offset by increases in sales. If a target business with which we combine is unsuccessful in establishing and strengthening its brands, our business, financial condition and operating results may be harmed.

Since we may acquire a target business in the food or beverage industries that is located outside the U.S., we may encounter risks specific to one or more countries in which we ultimately operate.

If we acquire a company that has operations outside the United States, we will be exposed to risks that could negatively impact our future results of operations following a business combination. Additionally, if the acquired company is in a developing country or a country that is not fully market-oriented, our operations may not develop in the same way or at the same rate as might be expected in the United States. The additional risks we may be exposed to in these cases include but are not limited to:

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	tax issues, such as tax law changes and variations in tax laws as compared to the U.S.;

•	cultural and language differences;

•	an inadequate banking system;

•	foreign exchange controls;

•	restrictions on the repatriation of profits or payment of dividends;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars;

•	nationalization or expropriation of property;

•	Law enforcement authorities and courts that are inexperienced in commercial matters; and

•	deterioration of political relations with the United States.

Foreign currency fluctuations could adversely affect our business and financial results.

A target business with which we combine may do business and generate sales within other countries. Foreign currency fluctuations may affect the costs that we incur in such international operations. It is also possible that some or all of our operating expenses may be incurred in non-U.S. dollar currencies. The appreciation of non-U.S. dollar currencies in those countries where we have operations against the U.S. dollar would increase our costs and could harm our results of operations and financial condition.

Exchange controls and withholding taxes may restrict our ability to utilize our cash flow.

If we combine with a target business that has operations outside the United States, we may be subject to existing or future rules and regulations on currency conversion or corporate withholding taxes on dividends that may affect our ability to utilize our cash flow effectively, repatriate profits or pay dividends.

Because we must furnish our stockholders with target business financial statements prepared in accordance with and reconciled to U.S. generally accepted accounting principles, we will not be able to complete a business combination with some prospective target businesses unless their financial statements are first reconciled to U.S. generally accepted accounting principles.

The Federal securities laws require that a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports and proxy materials submitted to stockholders. Because our initial business combination must be with a target business that has a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $3.6 million) at the time of our initial business combination, we will be required to provide historical and/or pro forma financial information to our stockholders when seeking approval of a business combination with one or more target businesses. These financial statements must be prepared in accordance with, or be reconciled to, U.S. generally accepted accounting principles, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If a proposed target business, including one located outside of the U.S., does not have financial statements that have been prepared in accordance with, or that can be reconciled to, U.S. GAAP and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may combine.

If a target business lacks an effective system of internal controls and we fail to develop one, we may not be able to accurately report our financial results or prevent financial fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, harming our business and the price of our common stock.

We are not limited to seeking a business combination with one or more target businesses that maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act of 2002. If we combine with a target business that lacks an effective system of internal controls, we may be unable to provide reliable financial reports or prevent financial fraud. In either of these events, our reputation and operating results would be harmed. Many small and mid-sized target businesses we consider for a business combination may have internal controls that need improvement in areas such as:

•	staffing for financial, accounting and external reporting areas, including segregation of duties;

•	reconciliation of accounts;

•	proper recordation of expenses and liabilities in the period to which they relate;

•	proof of internal review and approval of accounting items;

•	documentation of key accounting assumptions, estimates and/or conclusions; and

•	documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expense in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financial reporting.

The financial reporting staff and accounting systems maintained by a target business may require significant additions or modifications as a result of their combination with us. We cannot be certain that any efforts to improve internal controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting after a business combination. Any failure to develop or maintain effective controls, or difficulties encountered in the effective improvement of internal controls, could harm our operating results, cause us to fail to meet our reporting obligations, or cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the price of our securities. If our internal controls are deemed inadequate, or if other unforeseen events occur, our external auditors could resign, leading to a delay in the preparation of our financial statements and an increase in our audit fees. If we were required to obtain new external auditors, those auditors could require a lengthy period to become familiar with our operations. The process of retaining new external auditors could also limit our access to the capital markets for an extended period of time.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Facilities

We currently maintain our executive offices at 6106 Sunrise Ranch Drive, Longmont, Colorado 80503. These offices are currently provided to us by Hughes Consulting, Inc. In the near future, we expect to relocate our offices to an as-yet unidentified office building in Boulder, Colorado. This space will be provided to us by Hughes Consulting, Inc. and Jeltex Holdings, LLC, affiliates of Stephen B. Hughes and James E. Lewis. Under our agreement with Hughes Consulting and Jeltex Holdings, we have agreed to pay these entities a combined total of $10,000 per month for offices and administrative services, including secretarial support, commencing December 16, 2005. This arrangement is memorialized in a letter agreement between us and Hughes Consulting and Jeltex Holdings that was not negotiated on an arm’s length basis. We believe that based on rents and fees for similar services in the Boulder, Colorado area, that the fee which will be charged by Hughes Consulting and Jeltex Holdings is at least as favorable as we could have obtained from an unaffiliated party. We consider our existing office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the company’s security holders during the fourth quarter of 2005.

PART II

Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

Our units began trading on the OTC Bulletin Board on December 16, 2005 under the symbol BDSBU. Our common stock and warrants became separable from our units on January 27, 2006 and trade under the symbols BDSB and BDSBW, respectively. Each of our units consists of one share of our common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00 commencing the later of the completion of a business combination with a target business or December 16, 2006. Our warrants will expire at 5:00 p.m., New York time, on December 16, 2009, or earlier upon redemption.

The following table sets forth, for the calendar quarter indicated, the quarterly high and low bid information of our common stock as reported on the OTC Bulletin Board. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. Prior to December 16, 2005, there was no established public trading market for our common stock.

Quarter ended	High	Low
December 31, 2005 (from December 16 – December 31)	$9.00	$8.00

Holders of Common Equity

On March 13, 2006, there were approximately 23 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the past three years, we sold the following shares of common stock without registration under the Securities Act:

In June 2005, we issued an aggregate of 3,190,210 shares of our common stock to certain of the individuals set forth below for $25,000 in cash, at an average purchase price of $0.00784 per share, after adjustment for reverse stock splits, described below. No underwriting discounts or commissions were paid with respect to such sales. Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the fact that the common stock was offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act pursuant to Section 4(2), and in compliance with Rule 506 thereunder. On December 13, 2005, our Board of Directors approved a reverse stock split of 1 for 1.21428571428 shares. On December 15, 2005 the Board approved a reverse stock split of 1 for 1.09710646007 shares. The price paid per share described above and the table below has been adjusted to reflect these reverse stock splits.

Before giving effect to the sales of common stock described in the notes following the table, all of which were made at prices equal to the $0.00784 per share (as adjusted for the reverse stock splits described above) price paid by the June 2005 purchasers, or the founders’ price, the 3,190,210 shares of our outstanding common stock prior to this offering were owned of record and beneficially by:

Name	Number of Shares
Stephen B. Hughes	1,225,519	(1)
James E. Lewis	560,918	(2)
William E. Hooper	39,878
Gerald Laber	39,878
Robert F. McCarthy	39,878
Michael R. O’Brien	39,878
John T. Stofko	21,374	(3)
Stephen Feldhaus	39,878
Caroline Elise Hughes Irrevocable Trust	79,755
John Trevelyn Hughes Irrevocable Trust	79,755
Henry Thomas Hughes Irrevocable Trust	79,755
Janis M. Lewis	560,919
Lee Anne Lewis	159,511
Peter Mazula	111,657
Jeffrey R. Nieder	111,657

(1)	In September 2005, Mr. Hughes sold at the founders’ price 19,939 shares to Mr. Gillespie. In November 2005, Mr. Hughes sold at the founders’ price 112,596 shares to Mr. Gluck and 8,079 shares to Mr. Stofko. In November 2005, Mr. Hughes sold at the founders’ price 150,128 shares of common stock then owned by him to three irrevocable trusts established in favor of adult members of Mr. Hughes’ family, as to which Mr. Hughes disclaims beneficial ownership. The voting rights for shares held in the three trusts are exercisable by the trustee, Mr. Stephen Feldhaus, one of our initial stockholders. In December 2005, Mr. Hughes sold at the founders’ price an additional 18,766 shares to Mr. Stofko.
(2)	In September 2005, Mr. Lewis sold at the founders’ price 19,939 shares to Mr. Gillespie. In October 2005, Mr. Lewis sold at the founders price 37,532 and 15,013 shares to Ms. Robyn L. Duda and Mr. Earl E. Hoellen, respectively. Mr. Lewis has had longstanding business relationships with each of Ms. Duda and Mr. Hoellen. In November 2005, Mr. Lewis sold at the founders’ price 187,659 shares to Mr. Gluck and 8,079 shares to Mr. Stofko. In December 2005, Mr. Lewis sold at the founders’ price an additional 18,766 shares to Mr. Stofko.
(3)	In November 2005, Mr. Stofko purchased at the founders’ price 8,079 shares from each of Messrs. Hughes and Lewis, respectively. In December 2005, Mr. Stofko purchased at the founders’ price 18,766 shares from each of Messrs. Hughes and Lewis.

Of the stockholders not related to our officers or directors (such as the children of Mr. Hughes, Mr. Lewis’ spouse, Janis M. Lewis, and Mr. Lewis’ sister, Lee Anne Lewis), (i) Mr. Feldhaus has a pre-existing relationship with Mr. Hughes, as he is an attorney who has represented entities with which Mr. Hughes has been affiliated in the past, (ii) Mr. Nieder is the president of Centennial Specialty Foods Corporation, which is majority owned by Mr. and Mrs. Lewis and which Mr. Laber is a member of the board of directors, and Mr. Nieder has previously served as an officer or director of various entities owned by Mr. Lewis, and (iii) Mr. Mazula has a pre-existing relationship with Mr. Lewis, having served as a tax advisor to entities with which Mr. Lewis has been affiliated in the past. With the exception of Mr. Nieder’s relationship with Centennial Specialty Foods Corporation, there are no current business relationships between or among such stockholders and our officers and directors.

The holders of the majority of these shares, together with the purchasers of the founding director warrants, will be entitled to make up to two demands that we register those securities, and the 1,000,000 shares of common stock underlying the founding director warrants, pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these securities may elect to exercise these registration rights at any time (i) after the date on which these shares of common stock are released from escrow, in the case of the 3,190,210 shares held by the initial stockholders, and (ii) after the founding director warrants become exercisable by their terms, in the case of such warrants and the underlying shares of common stock. In addition, our initial stockholders and the purchasers of the founding director warrants, have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow or the founding director warrants become exercisable, as the case may be. We will bear the expenses incurred in connection with the filing of any such registration statements. The release of the 3,190,210 shares in escrow is to occur in two equal increments: (i) 1,595,105 shares on December 16, 2008 and (ii) 1,595,105 shares on our having completed an initial business combination and the last sale price of our common stock thereafter equals or exceeds $11.50 per share for any 20 trading days within any 30 trading day period beginning after we complete our initial business combination.

Messrs. Hughes, Lewis, Gillespie, McCarthy, Hooper and O’Brien have purchased, concurrently with the closing of the initial public offering, from us a combined total of 1,000,000 warrants, at a price of $1.70 per warrant. Of the total purchase price of $1.7 million for such warrants, Messrs. Hughes and Lewis collectively paid $1.5 million. Each of the purchasers has further agreed that any founding director warrants purchased by him will not be sold or transferred until the completion of a business combination.

In October 2005, we entered into a letter agreement with Robert S. Gluck and his consulting firm, Matthew Robert Associates, LLC, referred to collectively as the consultant, under which we have agreed to compensate the consultant for assisting us in identifying, negotiating with, and concluding a business combination with one or more target businesses. However, in November 2005, Messrs. Hughes and Lewis agreed to sell to Mr. Gluck 112,596 and 187,659 shares of common stock, respectively, owned by them or an aggregate of 300,255 shares, for a purchase price of approximately $.00784 per share, as adjusted for reverse stock splits. As a stockholder, Mr. Gluck is prohibited from receiving any compensation from us and, accordingly, we and Mr. Gluck agreed to rescind the prior consulting agreement with him and Matthew Robert Associates on November 1, 2005. Mr. Gluck also became a vice chairman and director of Boulder Specialty Brands on November 4, 2005.

Use of Proceeds from our Initial Public Offering

The effective date of our registration statement, which was filed on Form S-1 under the Securities Act of 1933 (File No. 333-126364), and which relates to the initial public offering of our units, was December 16, 2005. Each unit consists of one share of common stock, $.0001 par value per share, and one warrant to purchase one share of common stock. A total of 12,760,840 units were registered at a proposed maximum aggregate offering price of $102,086,720.

The offering was consummated on December 21, 2005. The underwriters of the offering were Citigroup Global Markets Inc. and Roth Capital Partners, LLC. Citigroup Global Markets Inc. acted as the sole book-running lead manager and Roth Capital Partners, LLC acted as co-manager. A total of 12,760,840 units were sold in the offering at $8.00 per unit for an aggregate offering price of $102,086,720. Each of our units became voluntarily separable into its constituent parts of common stock and warrants on January 27, 2006. Our units continue to trade separately from the common stock and warrants.

Our net proceeds from our initial public offering are as set forth in the following table:

Offering gross proceeds	$102,086,720
Proceeds from warrant purchases by founding directors, certain of our other directors and a senior advisor	1,700,000

Total gross proceeds	$103,786,720
Offering expenses (1)
Underwriting discount (7.0% of gross proceeds)	$7,146,070
Legal fees and expenses (including Blue Sky fees)	294,064
Printing and engraving expenses	211,219
Miscellaneous expenses	135,127
Accounting fees and expenses	83,755
SEC registration fee	34,816
NASD registration fee	29,950

Total offering expenses	$7,935,001

Proceeds after offering expenses	$95,851,719

Net offering proceeds held in trust	$94,781,720
Deferred underwriting discounts and commissions held in trust	3,573,035

Total held in trust	$98,354,755

Net offering proceeds not held in trust	$1,069,999

	Amount	Percent of Net Proceeds Not in Trust
Use of net proceeds not held in trust
Due diligence of prospective target businesses, including fees for market research or consultants used to perform due diligence, if any, and reimbursement of out-of-pocket due diligence expenses incurred by initial stockholders, officers or directors (2)	$225,000	21.0%
Legal, accounting and other non-due diligence expenses, including structuring and negotiating a business combination (2)	175,000	16.4%
Payment for office space, administrative and support services to Hughes Consulting, Inc. and Jeltex Holdings, LLC ($10,000 per month for up to two years)	240,000	22.4%
Legal and accounting fees relating to SEC reporting obligations	50,000	4.7%
Working capital to cover miscellaneous expenses (potentially including deposits, down payments or funding of a “no-shop” provision for a proposed business combination), director and officer liability insurance premiums and reserves (2)	379,999	35.5%

Total	$1,069,999	100.0%

(1)	A portion of the offering expenses have been paid from advances we received from Messrs. Hughes and Lewis described below. These advances were repaid out of the proceeds of the offering not placed in trust.

(2)	Due diligence expenses and legal, accounting and non-due diligence expenses are expected to total $600,000 and $500,000, respectively. The difference between these amounts and the budgeted allocations from amounts not held in trust will be funded from interest income, net of income taxes payable, of up to $750,000 released to us from the trust account. Any such interest income not used for due diligence or legal, accounting and non-due diligence expenses will be usable by us to pay other expenses that may exceed our current estimates.

A total of approximately $98.4 million of the net proceeds were placed in a trust account at JPMorgan Chase NY Bank maintained by Continental Stock Transfer & Trust Company, New York, New York, as trustee. Except for interest income released to us, net of income taxes, the proceeds held in trust will not be released from the trust account until the earlier of the completion of a business combination or our liquidation. All amounts held in the trust account that are not converted to cash or released to us as interest income, net of income taxes, will be released on closing of our initial business combination with one or more target businesses which have a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $3.6 million) at the time of such business combination, subject to a majority of our public stockholders voting in favor of the business combination and less than 20% of the public stockholders electing their conversion rights. Following release from the trust account of interest income, net of income taxes, on the trust account balance that we may use for working capital requirements and after payment of the conversion price to any public stockholders who exercise their conversion rights, the underwriters of our initial public offering will receive their deferred underwriting discounts and commissions, and the remaining funds will be released to us and can be used to pay all or a portion of the purchase price of the business or businesses with which our initial combination occurs. If the business combination is paid for using stock or debt securities, we may apply the cash released to us from the trust account to general corporate purposes, including for maintenance or expansion of operations of acquired business, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies in the food and beverage industries, or for working capital.

We have estimated the expenses related to identification, negotiating and structuring an initial business combination at approximately $1.1 million, including approximately $600,000 for due diligence, market research and reimbursement of out-of-pocket costs, and $500,000 for legal, accounting and other non-due diligence expenses. Interest income, net of income taxes payable, of up to $750,000 on the balance in the trust account will be released to us to fund our working capital requirements. These funds will be used to pay due diligence and legal, accounting and other non-due diligence expenses exceeding the $400,000 allocated to such purposes from proceeds not held in trust and to pay other expenses that exceed our current estimates.

In contrast to many other companies with business plans similar to ours that must combine with one or more target businesses that have a fair market value equal to 80% or more of the acquiror’s net assets, we will not combine with a target business or businesses unless the fair market value of such entity or entities meets a minimum valuation threshold of 80% of the amount in the trust account (excluding deferred underwriting discounts and commissions of approximately $3.6 million). We have used this criterion to provide investors and our management team with greater certainty as to the fair market value that a target business or businesses must have in order to qualify for a business combination with us. The determination of net assets requires an acquiror to have deducted all liabilities from total assets to arrive at the balance of net assets. Given the on-going nature of legal, accounting, stockholder meeting and other expenses that will be incurred immediately before and at the time of a business combination, the balance of an acquiror’s total liabilities may be difficult to ascertain at a particular point in time with a high degree of certainty. Accordingly, we have determined to use the valuation threshold of 80% of the amount in the trust account (excluding deferred underwriting discounts and commissions of approximately $3.6 million) for the fair market value of the target business or businesses with which we combine so that our management team will have greater certainty when selecting, and our investors will have greater certainty when voting to approve or disapprove a proposed combination with, a target business or businesses that will meet the minimum valuation criterion for our initial business combination.

We have agreed to pay Hughes Consulting, Inc. and Jeltex Holdings, LLC, entities controlled by Messrs. Hughes and Lewis, respectively, a combined total of $10,000 per month for office space, administrative services and secretarial support. Mr. Hughes is our chief executive officer and a director, and Mr. Lewis is one of our directors. This arrangement is being agreed to by Hughes Consulting, Inc. and Jeltex Holdings, LLC for our benefit and is not intended to provide Messrs. Hughes and Lewis compensation in lieu of a salary or other remuneration because it is anticipated that the expenses to be paid by Hughes Consulting, Inc. and Jeltex Holdings, LLC will approximate the monthly reimbursement. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated person. Upon completion of a business combination or our liquidation, we will cease paying these monthly fees. In 2005, we incurred fees of approximately $5,200 for this arrangement.

We intend to use the excess working capital to pay director and officer liability insurance premiums of approximately $360,000, with the balance of approximately $19,999 being held in reserve in the event due diligence, legal, accounting and other expenses of structuring and negotiating business combinations exceed our estimates. We expect that due diligence of prospective target businesses will be performed by some or all of our officers and directors and may include engaging market research firms and/or third party consultants. Our officers, directors and initial stockholders, or their affiliates or associates, will not receive any compensation for their due diligence of prospective target businesses, but would be reimbursed for any out-of-pocket expenses (such as travel expenses) incurred in connection with such due diligence activities. We have agreed with the representatives of the underwriters in our initial public offering that our audit committee will review and approve all expense reimbursements made to our officers, directors or senior advisors and that any expense reimbursements payable to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

As part of the indemnity arrangement between one of the underwriters and us, we agreed to pay certain legal fees and expenses, up to a total of $500,000, associated with any controversy that may arise in connection with the underwriter’s enforcement of rights to collect underwriting related compensation. We have been advised by the underwriters that a distribution has been made and that while there is agreement on much of the compensation allocations, there are open issues that need to be resolved by them and that discussions remain ongoing, although there can be no assurances that a final resolution on the open issues will be achieved and that the provisions of the indemnity will not be triggered. If a claim were made against us under this indemnity agreement, it could reduce the amount of either proceeds not held in trust or proceeds held in trust. If an amount for this potential claim is paid out of the proceeds held in trust, Messrs. Hughes and Lewis may be personally liable for such amounts.

We believe that the amounts not held in trust will be sufficient to pay the costs and expenses to which such proceeds are allocated. This belief is based on the fact that research previously conducted by us identified a number of potential target business candidates, and that in-depth due diligence will be undertaken only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of a business combination. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating a business combination is less than the actual amount necessary to do so, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from our initial stockholders, but none of such persons is under any obligation to advance funds to, or invest in, us.

If we complete a business combination, the out-of-pocket expenses incurred by our officers and directors prior to the business combination’s closing will become an obligation of the post-combination business, assuming these out-of-pocket expenses have not been reimbursed prior to the closing. These expenses would be a liability of the post-combination business and would be treated in a manner similar to any other account payable of the combined business. Our officers and directors may, as part of any such combination, negotiate the repayment of some or all of any such expenses. If the target business’s owners do not agree to such repayment, this could cause our management to view such potential business combination unfavorably and result in a conflict of interest.

We had previously agreed to compensate Robert S. Gluck and his consulting firm, Matthew Robert Associates, for assistance they were to provide to us in identifying and negotiating with potential target businesses. However, on November 4, 2005, Messrs. Hughes and Lewis agreed to sell to Mr. Gluck 112,596 and 187,659 shares of common stock, respectively, owned by them or an aggregate of 300,255 shares, for a purchase price of approximately $.00784 per share, as adjusted for reverse stock splits. As a stockholder, Mr. Gluck is prohibited from receiving any compensation from us and, accordingly, we and Mr. Gluck agreed to rescind the prior consulting agreement with him and Matthew Robert Associates on November 4, 2005. Mr. Gluck also agreed to become a vice chairman of Boulder Specialty Brands on November 4, 2005.

To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

During 2005, Messrs. Hughes and Lewis advanced to us a total of $200,000 which was used to pay a portion of the expenses of our initial public offering referenced in the line items above for the SEC registration fee, NASD registration fee, and accounting and legal fees and expenses. These advances were non-interest bearing, unsecured and were due at the earlier of March 31, 2006 or the consummation of the initial public offering offering. The loans were repaid on December 21, 2005 out of the proceeds of our initial public offering not placed in trust.

In addition, Messrs, Hughes, Lewis, Gluck and Stofko advanced to us an additional $74,669 which was used to pay a portion of the expenses related to our initial public offering referenced in the line items above for miscellaneous expenses. These advances were non-interest bearing, unsecured and payable upon demand. At December 31, 2005, the entire balance was outstanding.

It is possible that we could use a portion of the funds not in the trust account to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed business combination. We believe the net proceeds from the offering will be sufficient to fund the evaluation, negotiation and other expenses attendant to consummating a business combination even if we make such a payment. However, in the event that such deposit were large enough (thereby depleting enough of our non-trust account assets) or in the event we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to conduct due diligence and pay other expenses related to completing the business combination or finding another suitable business combination without securing additional financing. Although they are not obligated to do so, it is possible that our initial stockholders could advance us the additional required funds, thereby increasing the amount of excess out-of-pocket expenses that could be reimbursed following a business combination. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would be forced to liquidate.

The net proceeds of the initial public offering held in the trust account and not immediately required for the purposes set forth above will be invested only in United States “government securities,” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less, so that we are not deemed to be an investment company under the Investment Company Act. According to the Federal Reserve Statistical Release dated December 12, 2005 referencing historical interest rate data which appears on the Federal Reserve website, U.S. Treasury Bills with four week, three month and six month maturities were yielding as of March 9, 2006 4.36%, 4.48% and 4.60%, respectively. While we cannot assure you the balance of the trust account will be invested to yield these rates, we believe such rates are representative of those we may receive on the balance of the trust account. Interest income, net of income taxes payable on such interest, of up to $750,000 on the trust account balance is releasable to us from the trust account to fund a portion of our working capital requirements. We believe the funds available to us outside of the trust account, together with interest income, net of income taxes on such interest, of up to $750,000 on the balance of the trust account to be released to us for working capital requirements, will be sufficient to allow us to operate at least until December 16, 2007, assuming a business combination is not completed during that time.

Other than the $10,000 aggregate per month administrative fees described above, no compensation of any kind (including finder’s and consulting fees) will be paid to any of our initial stockholders, or any of their affiliates, for services rendered to us prior to or in connection with the consummation of the business combination. However, our initial stockholders will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing due diligence on suitable business combinations and attending meetings of the board of directors. To the extent that such expenses exceed the available proceeds not deposited in the trust account and interest income, net of income taxes, of up to $750,000 that is released to us from the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination. Since the role of present management after a business combination is uncertain, we have no current ability to determine what remuneration, if any, will be paid to those persons after a business combination.

A public stockholder will be entitled to receive funds from the trust account (including interest earned on his, her or its portion of the trust account, net of taxes payable with respect to such interest, and less interest income, net of income taxes, released to us from the trust account) only in the event of our liquidation if we fail to complete a business combination within the allotted time or if the public stockholder seeks to convert such shares into cash in connection with a business combination that the public stockholder voted against and that we actually complete. In no other circumstances will a public stockholder have any right or interest of any kind in or to funds in the trust account.

On completion of an initial business combination, the underwriters of our initial public offering will receive the deferred underwriters’ discounts and commissions held in the trust account. If we are unable to complete an initial business combination and the trustee must therefore distribute the balance in the trust account on our liquidation, the underwriters have agreed (i) to forfeit any rights or claims to the deferred underwriting discounts and commissions in the trust account, and (ii) that the trustee is authorized to distribute the deferred underwriting discounts and commissions to the public stockholders on a pro rata basis.

Item 6. Selected Financial Data.

The following is a summary of selected financial data of the Company for the period from May 31, 2005, (inception) to December 31, 2005, which should be read in conjunction with the financial statements of the Company and the notes thereto:

SELECTED FINANCIAL DATA

Statement of Operations data

Period from May 31, 2005 (inception) to December 31, 2005
Operating loss	$(2,469,410)
Interest income	23,742

Loss before taxes	(2,445,668)
Income taxes	—
Net loss	$(2,445,668)

Weighted average number of common shares outstanding	4,025,031

Net loss per share - basic and diluted	$(.61)

Balance Sheet data

December 31, 2005
Cash and cash equivalents	$1,548,609
Investments held in trust - restricted	$98,354,755

Total Assets	$100,280,424

Total liabilities	$4,489,516
Common stock subject to possible conversion	19,661,116
Total stockholders’ equity	76,129,792

Total Liabilities and Stockholders’ Equity	$100,280,424

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We were formed on May 31, 2005, to effect a merger, stock exchange, asset acquisition or similar business combination with an operating business or businesses which we believe has significant growth potential. We intend to effect a business combination using cash from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, stock and debt. The issuance of additional shares of our stock in a business combination:

•	may significantly reduce the equity interest of our stockholders;

•	will likely cause a change in control if a substantial number of shares of our stock are issued, which may affect, among other things, our ability to use our net operating loss carry-forwards, if any, and may also result in the resignation or removal of one or more of our present officers and directors;

and

•	may adversely affect prevailing market prices for our common stock.

Similarly, debt securities issued by us in a business combination may result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants requiring the maintenance of certain financial ratios or reserves and any such covenant was breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such debt security was outstanding.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our initial public offering, and thereafter, certain expenses related to pursuing acquisitions of target businesses. We will not generate any operating revenues until after completion of a business combination. We have generated non-operating income in the form of interest income on cash and cash equivalents.

Liquidity and Capital Resources

Our net proceeds from (i) the sale of the units, after deducting offering expenses of approximately $788,900 and underwriting discounts of approximately $7.1 million (including deferred underwriting discounts and commissions of approximately $3.6 million), and (ii) the sale of the founding director warrants concurrent with the closing of our initial public offering for a purchase price of $1.7 million, was approximately $99.5 million. Of this amount, approximately $98.4 million, is being held in trust, which includes $3.6 million of deferred underwriting discounts and commissions. The remaining $1.1 million will not be held in trust. We will use substantially all of the net proceeds of our initial public offering to acquire one or more target businesses, including identifying and evaluating prospective target businesses, selecting one or more target businesses, and structuring, negotiating and consummating the business combination. To the extent we use our capital stock in whole or in part as consideration for a business combination, the proceeds held in the trust account (less underwriting discounts and commissions and amounts paid to any public stockholders who exercise their conversion rights) as well as any other net proceeds not expended prior to that time will be used to finance the operations of the target business or businesses.

Prior to our initial public offering, our liquidity were satisfied through receipt of $25,000 in stock subscriptions from our initial stockholders and advances from Messrs. Hughes and Lewis that are more fully described below.

We believe the funds available to us outside of the trust account, together with interest income, net of income taxes on such interest, of up to $750,000 on the balance of the trust account to be released to us for working capital requirements, will be sufficient to allow us to operate for at least the next 24 months, assuming a business combination is not completed during that time. Our primary liquidity requirements include approximately $600,000 for expenses for the due diligence and investigation of a target business or businesses; approximately $500,000 for legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; $240,000 for administrative services and support payable equally to Hughes Consulting, Inc. and Jeltex Holdings, LLC, affiliates of Messrs. Hughes and Lewis, representing an aggregate of $10,000 per month for up to 24 months; $50,000 for legal and accounting fees relating to our SEC reporting obligations; and approximately $380,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $360,000 for director and officer liability insurance premiums. Of these amounts, we will fund $375,000 for due diligence, market research and reimbursement of out-of-pocket costs and $325,000 for legal, accounting and other non-due diligence expenses, and other expenses that may exceed our current estimates, from interest income, net of income taxes, on the balance of the trust account released to us.

As part of the indemnity arrangement between one of the underwriters and us, we agreed to pay certain legal fees and expenses, up to a total of $500,000, associated with any controversy that may arise in connection with the underwriter’s enforcement of rights to collect underwriting related compensation. We have been advised by the underwriters that a distribution has been made and that while there is agreement on much of the compensation allocations, there are open issues that need to be resolved by them and that discussions remain ongoing, although there can be no assurances that a final resolution on the open issues will be achieved and that the provisions of the indemnity will not be triggered. If a claim were made against us under this indemnity agreement, it could reduce the amount of either proceeds not held in trust or proceeds held in trust. If an amount for this potential claim is paid out of the proceeds held in trust, Messrs. Hughes and Lewis may be personally liable for such amounts.

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds were required to consummate a business combination that is presented to us. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of a business combination.

It is possible that we could use a portion of the funds not in the trust account to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed business combination. In the event we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to pay expenses related to finding a suitable business combination without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would be forced to liquidate.

Related Party Transactions

During 2005, Stephen B. Hughes, our chairman, chief executive officer and a director, and James E. Lewis, a vice chairman and director, have advanced on our behalf a total of $200,000 for payment of expenses related to our formation and initial public offering. These advances were non-interest bearing, unsecured and were due at the earlier of March 31, 2006 or the consummation of the offering. The loans were repaid out of the proceeds of the initial public offering not placed in trust.

In addition, Messrs, Hughes, Lewis, Gluck and Stofko advanced to us an additional $74,669 which was used to pay a portion of the expenses related to our formation and initial public offering. These advances were non-interest bearing, unsecured and payable upon demand. At December 31, 2005, the entire balance was outstanding.

Concurrently with the closing of the initial public offering, Messrs. Hughes, Lewis, Gillespie, McCarthy, Hooper and O’Brien purchased a combined total of 1,000,000 founding director warrants from us for a purchase price of $1.70 per warrant. The founding director warrants have terms and provisions that are identical to the warrants included in the units being sold in this offering, except that the founding director warrants (i) will not be transferable or salable by the purchasers who initially purchased the warrants from us until we complete a business combination, (ii) will be non-redeemable so long as these persons hold such warrants, and (iii) are being purchased pursuant to an exemption from the registration requirements of the Securities Act and will become freely tradable only after they are registered pursuant to a registration rights agreement to be signed on or before the date of this prospectus, or if an exemption from registration is then available. The transfer restriction does not apply to transfers occasioned by operation of law or for estate planning purposes.

One of the founding stockholders, Mr. Lewis, has issued an option to purchase 61,927 of common shares that he currently holds individually, at $.0082 per share, to the Company’s former legal counsel as partial compensation for legal services rendered during our formation and initial public offering.

Critical Accounting Policies

Our financial statements are and will be based on the selection and application of generally accepted accounting principles in the United States, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We expect to adopt new accounting policies at the time we complete a business combination that address those critical accounting issues that are necessary for a fair presentation of the financial statements and our overall financial statement presentation. The critical accounting policies adopted at that time will involve a higher degree of judgment and complexity in their application than our current accounting policies. Our significant current accounting policies are presented within Note 2 to our financial statements.

New Accounting Pronouncements

In March 2004, the EITF reached a final consensus on Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, to provide additional guidance in determining whether investment securities have an impairment which should be considered other-than-temporary.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — an amendment of ARB No. 43, Chapter 4”. Statement 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual reporting period after June 15, 2005, with early adoption encouraged. We intend to implement Statement 123R beginning January 1, 2006, to the extent it applies to us. The pro forma disclosures previously permitted under Statement 123 no longer will be an alternative to financial statement recognition. Under Statement 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. We plan to adopt the standard using the modified prospective method, as permitted by the standard. The modified prospective method requires the compensation expense be recorded for all unvested share-based compensation awards at the beginning of the first quarter of adoption.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets-amendment of APB Opinion No. 29”. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The statement will be effective in January 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which will require that, unless it is impracticable to do so, a change in an accounting principle be applied retrospectively to prior periods’ financial statements for all voluntary changes in accounting principles and upon adoption of a new accounting standard if the standard does not include specific transition provisions. Statement 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (APB No. 20), which previously required that most voluntary changes in accounting principles be recognized by including in the current period’s net income (loss) the cumulative effect of changing to the new accounting principle. Statement 154 also provides that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in an accounting principle. Statement 154 will be applicable to accounting changes and error corrections made by us commencing in 2006. The effect on us of applying this new standard will depend upon whether material voluntary changes in accounting principles, changes in estimates or error corrections occur and transition and other provisions included in new accounting standards.

We cannot currently estimate if adoption of the statements and issues described above will have an effect on our operating results, financial condition or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in, and if a suitable business target is not identified by us prior to the prescribed liquidation of the trust account we may not engage in, any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. The net proceeds of our initial public offering held in the trust fund and not immediately required for the purposes set forth above (See “Use of Proceeds from our Initial Public Offering”) have been invested only in United States “government securities,” defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less. Given our limited risk in our exposure to U.S. Treasury Bills, we do not view the interest rate risk to be significant. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data.

Reference is made to our financial statements beginning on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer (principal executive officer) and our vice chairman James E. Lewis (principal accounting officer), of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant

Our current directors and executive officers are as follows:

Name	Age	Position
Stephen B. Hughes	51	Chairman of the Board and Chief Executive Officer
Robert S. Gluck	55	Vice Chairman and Director
James E. Lewis	57	Vice Chairman and Director
Robert J. Gillespie	62	Director
William E. Hooper	69	Director
Gerald J. Laber	62	Director
Robert F. McCarthy	56	Director

Stephen B. Hughes has been our chairman of the board and chief executive officer since our inception. Highlights of Mr. Hughes’ background include:

•	over 25 years’ experience in the food and beverage industries;

•	key executive marketing and sales role at White Wave Foods Company, where management team outperformed sales objectives and exceeded targeted earn-out;

•	president and chief executive officer of Celestial Seasonings from 1997 until sale to Hain Food Group in 2000, during which time Celestial’s market capitalization increased from $80 million to $390 million;

•	executive vice president from 1994 to 1996 of U.S. consumer and commercial operations of Tropicana Products, a $1.7 billion sales business;

•	led development of Healthy Choice initial line of frozen foods from 1988 to 1992, during which time Healthy Choice annual revenues increased from $0 to over $1.0 billion; and

•	in-depth executive experience with food and beverage product demand strategies, new product introductions, product line extensions, positioning, advertising and pricing strategies, integration of acquired businesses, and exit strategy implementation for brands, product lines, or businesses.

Since 2004, Mr. Hughes has served as the first non-employee member of the board of directors and a director of The Cambridge Group, a leading demand strategy consulting firm headquartered in Chicago, Illinois. While with Cambridge, Mr. Hughes has led or participated in securing new marketing strategy engagements with a number of major consumer packaged goods (CPG) companies. From 2002 to 2004, Mr. Hughes served first as vice president of sales and then as the senior vice president of marketing and sales for White Wave Foods Company, a division of Dean Foods Company. Having joined White Wave immediately following its sale to Dean Foods, Mr. Hughes played a key role in increasing White Wave’s revenue run rate from approximately $175 million to over $375 million per year and positioning the White Wave management team to significantly outperform its earn-out objectives and receive a payout exceeding the targeted earn-out. In June 2004, Mr. Hughes was also named senior vice president of marketing and research and development for Dean Foods’ newly formed White Wave division, a $1.1 billion division with brands including Silk, Horizon, International Delight, Land-o-Lakes and Marie’s. From 2000 to 2002, he served as chairman of the board and chief executive officer of Frontier Natural Product, Inc., a privately held cooperative providing distribution services, organic ingredients and spices to the natural foods industry.

Mr. Hughes was president and chief executive officer of Celestial Seasonings, Inc. from 1997 to 2000, at which time Celestial Seasonings was acquired by The Hain Food Group, Inc. During Mr. Hughes’ tenure at Celestial, Celestial’s annual revenues from tea increased from $79 million to over $124 million and earnings before interest, taxes, depreciation and amortization, or EBITDA, increased from $12.0 million to $24.0 million; two new tea product segments were introduced and expanded (Green and Wellness Teas), with each achieving significant market share between one and two years of introduction; and during his 35 month tenure as chief executive officer, Celestial’s market capitalization increased from $80 million to $390 million.

From 1992 to 1996, Mr. Hughes held executive positions with increasing responsibilities at Tropicana Products, Inc., a division of Seagram Company, Ltd. Having first been appointed executive vice president of marketing in 1992, Mr. Hughes advanced to executive vice president and general manager of marketing and sales in 1993, and to executive vice president and general manager of U.S. Consumer and Commercial Operations, a $1.7 billion sales business, the position in which he served from 1994 to 1996. While Mr. Hughes was with Tropicana, its revenues increased from $1.2 billion to $1.7 billion; its market share of ready to drink orange juice increased from 35% to 42%; EBITDA increased from $60 million to $215 million; Mr. Hughes oversaw the development and launch of the Grovestand brand and extended the Pure Premium line through introducing multiple flanker products; Tropicana acquired and integrated the Dole beverage operation, then a $200 million in sales business; and Mr. Hughes led the U.S. re-engineering effort for customer fulfillment, implemented a customer promotion planning system and a category management system, and oversaw the implementation of two management information systems projects for customer planning and billing/invoicing. In 1998, Tropicana Dole was purchased by PepsiCo, Inc. from Seagram Beverage Company for over $3.0 billion.

Mr. Hughes was employed with the frozen food division of ConAgra Foods, Inc., as a vice president for new products from 1988 to 1989 and as executive vice president and general manager from 1989 to 1992. In these capacities, Mr. Hughes led the development and launch of the Healthy Choice initial line of frozen foods and the development and launch of products in eight extension categories. While with Healthy Choice, Mr. Hughes was responsible for developing, positioning, advertising and pricing strategies; raw material procurement and plant operations procedures; developed the strategy for rapid multi-category expansion; oversaw the introduction of pizza, soup, ice cream and breaded fish products; and developed licensing and partner relationships that led to the introduction of Healthy Choice cookies, cereals and Slim-Fast frozen meals manufactured by strategic partners. While Mr. Hughes was with the frozen food division, Healthy Choice annual revenues increased from zero to $1.0 billion and he initiated acquisition discussions with the owner of Marie Callander that led to its subsequent acquisition by ConAgra Foods.

From 1978 to 1988, Mr. Hughes held a number of marketing positions with the Consumer Products Group of McCormick & Company, Incorporated, the world’s largest maker of spices and a leading marketer of seasonings, flavorings, sauces and extracts. Among his responsibilities at McCormick’s Consumer Products Group were director of new ventures (1986-1988); director of the Tio Sancho Mexican food line (1983-1986); director of new products (1982-1983); assistant brand manager for seasoning mixes (1979-1981); and retail sales representative (1978-1979). Mr. Hughes also co-led the Project One team, a comprehensive re-engineering project that converted McCormick’s core spices business from metal tins to plastic bottles.

Mr. Hughes holds a Bachelor of Arts degree in economics and political science from Denison University and an MBA degree with a concentration in marketing and finance from the University of Chicago. He also serves on the Board of Trustees for the Alexander Dawson School and the Boulder Valley Lacrosse Association. Mr. Hughes is the sole officer and director of Hughes Consulting, Inc.

Robert S. Gluck has been a vice chairman and a member of our board of directors since November 2005. Highlights of Mr. Gluck’s background include:

•	over 25 years’ experience as a senior financial executive, including 21 years spent with Bestfoods, formerly known as CPC International, and four years with Unilever United States, Inc.;

•	chief financial officer, senior vice president - finance and a member of the board of directors of Unilever U.S., a Unilever NV/Plc subsidiary with $11 billion in annual sales, where Mr. Gluck had overall responsibility for accounting, financial reporting, payroll, pensions and investments, tax and real estate activities, and a coordinating role for investor relations, mergers and acquisitions, and internal audit function;

•	while with Bestfoods/CPC International from 1997 through 2000, he served as a member of the corporate board finance committee that oversaw investment of annual funds flow of over $1 billion, and where he was responsible for mergers and acquisitions, joint ventures, and peer group performance reviews;

•	served as a key member of the management team involved in the sale of Bestfoods to Unilever in 2000, which at that time set an all-time high for food company sale price multiples; and

•	intensive involvement in corporate and finance integration activities, strategic planning, cost reduction programs, capital expenditure plans, and analysis of competitive strategies.

Mr. Gluck joined CPC International in 1979 in finance and was appointed vice president of business development for CPC North America in 1988. In 1995, he was appointed as a vice president of finance of the Corn Products Division of CPC North America, where he led the strategic review that recommended a tax-free spin-off of this division to the parent company’s stockholders. He was appointed to the positions of vice president and treasurer of Bestfoods in 1997, where he served as a member of the corporate board finance committee and oversaw a variety of treasury activities in over 65 countries. In addition to serving as a key member of the management team that negotiated the sale of Bestfoods to Unilever in October 2000, while at Bestfoods Mr. Gluck also participated as a key member in the acquisitions of Arisco, Case-Swayne Foods and five other international food businesses that collectively required over $1.1 billion of total funding. From 2000 to 2004, Mr. Gluck served as the senior vice president and chief financial officer of Unilever United States, Inc. Since that time, Mr. Gluck has been providing consulting services to companies throughout the food industry through his consulting firm, Matthew Robert Associates, LLC, where he specializes in strategic planning, financial operations review, mergers and acquisitions, divestitures, competitive analysis and peer group benchmarking. In February 2006, Mr. Gluck became the president of Kristian Regale, a private company engaged in the sparkling juice business. Mr. Gluck holds a Bachelors degree in marketing from the New York Institute of Technology and an MBA in finance from St. John’s University. He is a member of Financial Executives Institute, the Association for Corporate Growth, the Food Marketing Institute, and the National Restaurant Association.

James E. Lewis has been a vice chairman and a director since inception. Highlights of Mr. Lewis’ background include:

•	over 13 years’ experience in the food industry, including development and implementation of a vertical integration strategy for the Jeltex group of companies, which combined interests in vegetable farming, fresh produce distribution, manufacture of canned foods and retail grocery distribution;

•	a founding director and stockholder of Granite Financial, Inc., an equipment leasing business sold in a tax-free stock exchange to Fidelity National Financial, Inc. in February 1998;

•	vice chairman of the Concord group of companies, a diversified international conglomerate, from 1986 to 1991, and vice president of finance of the coal and uranium mining operations of the Energy Fuels group of companies;

•	certified public accountant formerly with Arthur Andersen & Co; and

•	significant experience as principal and/or executive officer of companies engaged in acquisitions and divestitures of private and publicly traded businesses.

Since 1991, Mr. Lewis has served as chairman and chief executive of Jeltex Holdings, LLC, formerly Jeltex Holdings, Inc. The Jeltex group has been comprised of significant or controlling ownership stakes acquired, held and sold for Mr. Lewis’ personal account in a vertically integrated group of private food businesses engaged in vegetable farming, fresh produce distribution, manufacture of canned foods and retail grocery distribution. Today, Mr. Lewis and his spouse hold a controlling interest in Centennial Specialty Foods Corporation, a public company engaged in the manufacture and marketing of specialty branded, quality ethnic Southwestern canned sauces and food products. From June 1996 to February 1998, Mr. Lewis served on the board of directors of Granite Financial, Inc., a publicly traded equipment leasing company. Granite Financial was sold to Fidelity National Financial, Inc., a diversified financial services firm listed on the New York Stock Exchange, in a stock exchange transaction in February 1998. From 1991 to 1993, Mr. Lewis also served on the board of directors of Golden Shamrock Mines Ltd., a publicly traded Australian gold mining company with its primary operations in Ghana, West Africa.

From 1986 to 1991, Mr. Lewis was vice chairman and executive director of the Concord group of companies, and served as a consultant to the Concord group from 1991 to 1993. At that time, the Concord group was a diversified international conglomerate that included a uranium trading company and an equipment leasing company. From 1977 to 1986, Mr. Lewis held positions of increasing responsibility with the Energy Fuels group of companies, which were primarily engaged in coal and uranium mining. While with the Energy Fuels group, he commenced employment as tax manager and rose to the position of vice president of finance. From 1973 to 1977, Mr. Lewis was employed in the tax division of Arthur Andersen & Co.

Mr. Lewis is a certified public accountant and is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. He holds a BBA degree in accounting from Texas Tech University. Mr. Lewis also will serve as a director of a blank check company with a business plan similar to ours that intends to acquire operating companies in the mining business. Mr. Lewis is the sole officer and director of Jeltex Holdings, LLC.

Robert J. Gillespie has been a member of our board of directors since September 2005. Highlights of Mr. Gillespie’s background include:

•	over 35 years’ experience in the consumer packaged goods industry, with concentrations in profit management, marketing and finance;

•	uninterrupted profit center responsibility in Canada, the U.S., Latin America or Asia while with CPC International/Bestfoods from 1976 until the sale of Bestfoods to Unilever in 2000 for $24.3 billion;

•	extensive experience in acquisitions and divestitures while employed with CPC International/Bestfoods, including playing a central role in the sale of Bestfoods to Unilever and the purchase or sale of a number of business units; and

•	member of the board of directors of Bestfoods, formerly CPC International Inc., from 1988-2000, one of two management directors at the time of Unilever PLC’s acquisition of Bestfoods in 2000.

Mr. Gillespie joined CPC International in 1965 in strategic planning and capital investment planning. In 1976, he was appointed president of Canada Starch Company, a subsidiary of CPC International. In 1980, he was appointed as a vice president of CPC International and appointed president of the Corn Products Unit of CPC North America. From 1988 to July 1995, he served as president of the Best Foods Division of CPC International and was elected a senior vice president of CPC International in 1991. He was also appointed to the board of directors of CPC International in 1988, a position he held until October 2000. He was appointed as an executive vice president of CPC International in July 1995, which changed its name to Bestfoods in March 1997. Mr. Gillespie continued to serve as executive vice president for strategic business development and finance and other corporate staff functions until the purchase of Bestfoods by Unilever NV/Plc in October 2000. At the end of the fiscal year immediately preceding its sale to Unilever, Bestfoods employed over 44,000 people worldwide, generated sales of over $8.1 billion, generated net income of $717 million, and had a portfolio of leading brands in the consumer packaged goods industry including Hellman’s/Bestfoods mayonnaise, Knorr soups and sauces, Skippy peanut butter, Mazola corn oil, Thomas’ English muffins and Entenmann’s cakes and cookies. Mr. Gillespie is currently the Principal of Westmount Investments, LLC, a privately held investment company. In February 2006,

Mr. Gillespie joined the board of directors of Kristian Regale, a private company engaged in the sparkling juice business. Mr. Gillespie also serves on the board of directors of Dominex, a private consumer food company, CSC Consumer Products, Tiger 21, The Valley Hospital and the Delbarton School. He formerly served on the boards of directors of Factory Mutual Insurance Company and Advanced H2O Inc., and he formerly chaired the Sarah W. Stedman Center for Nutritional Studies at Duke University. Mr. Gillespie holds a Bachelors degree in Science from St. Mary’s University of Halifax, Canada; a Bachelors degree in mechanical engineering from Dalhousie University of Halifax, Canada; and a Master of Science degree in industrial administration from Purdue University.

William E. Hooper has been a member of our board of directors since June 2005. Highlights of Mr. Hooper’s background include:

•	over 30 years’ experience in the consumer packaged goods industry;

•	Principal and founder of Hooper Consulting LLC, a marketing communications consultancy;

•	Chairman of Trahan, Burden & Charles, Inc., a mid-sized advertising agency providing creative, public relations, media planning and buying and direct marketing services;

•	independent consultant in marketing communication investments and strategy for 10 years, serving clients such as ConAgra Foods, Inc., Nabisco, Inc., Celestial Seasonings, Inc., Tropicana Products, Inc. and White Wave Foods Company;

•	President of W. B. Doner, currently the largest independent advertising agency in the U.S., from 1984 to 1989, and member of the executive committee from 1975 to 1990; and

•	broad experience in marketing communications and designing and implementing advertising strategies for branded and non-branded food and beverage products, including for many of the largest companies in the consumer packaged goods industry.

In September 2005, Mr. Hooper formed Hooper Consulting LLC, a marketing communications consultancy, currently providing services to Mead Johnson Nutritionals.

From 2000 to September 2005, Mr. Hooper has served as Chairman of Trahan, Burden & Charles Inc., or TBC, a mid-sized advertising agency headquartered in New York and Baltimore that provides creative, public relations, media planning and buying, and direct marketing services to a broad spectrum of corporate customers. Among TBC’s clientele are Dow Jones & Company, Nextel Communications, Vanguard Securities, Yellow Book Directories, Gaylord Hotels, The Mills Corporation and the National Security Agency. From 1990 to 2000, Mr. Hooper maintained an independent consultancy in marketing communication investments and strategy. His clients during this period encompassed some of the leading companies in the consumer packaged foods business including ConAgra Foods, Inc., Nabisco, Inc., Celestial Seasonings, Inc., Tropicana Products, Inc., and White Wave Foods Company, the manufacturer of Silk soymilk and cultured soy food products, as well as Darden Restaurants, Inc., the owner and operator of Red Lobster Restaurants, Budget Rent a Car System, Inc., and CVS Corporation, the owner and operator of CVS Drugstores. From 1975 to 1990, Mr. Hooper was a partner and member of the five- person executive committee of W. B. Doner, currently the largest independent advertising agency in the U.S. While with Doner, Mr. Hooper served as president from 1984 to 1989 and was responsible for the firm’s accounts with major clients and brands including Klondike Ice Cream, McCormick Spices, Marriott, Arby’s, Black & Decker, Bell Atlantic, Commercial Credit and ERA Real Estate. Mr. Hooper holds a B.S. degree in business administration from Loyola College of Maryland and has served on the board of trustees of the Loyola College of Maryland, the National Aquarium and the St. Joseph’s Medical Center in Baltimore. He was also a member of the U.S. Army Reserve Military Police Corp. from 1958 to 1966.

Gerald J. “Bud” Laber has been a member of our board of directors since June 2005. Highlights of Mr. Laber’s background include:

•	over 30 years’ experience in accounting and auditing for a variety of public and private businesses;

•	partner with Arthur Andersen LLP for 20 years;

•	board and audit committee experience for six publicly traded companies, including serving as chair of the audit committee for each of such concerns;

•	comprehensive knowledge of public company accounting, financial reporting and internal control issues, and familiarity with corporate governance and disclosure requirements imposed on public companies; and

•	certified public accountant.

He has been a private investor since 2000, when he retired after 33 years of service with Arthur Andersen. Mr. Laber was a partner with Arthur Andersen from 1980 to 2000 and, with the exception of a leave for military service from 1966 through 1968, was employed by Arthur Andersen from 1965 until retiring in 2000. Mr. Laber is a certified public accountant and is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Since July 2003, he has served as a member of the board of directors and chair of the audit committee of Healthetech, Inc.; since October 2003 on the board of directors and chair of the audit committee of Centennial Specialty Foods Corporation; since February 2004 on the board of directors and as chair of the audit committee of Scott’s Liquid Gold, Inc; since April 2004 on the board of directors and as chair of the audit committee of Spectralink Corporation; since July 2004 on the board of directors and as chair of the audit committee of Qualmark Corporation; and since July 2004 on the board of directors and audit committee (chair since October 2005) of Applied Films Corporation. Each of these companies is publicly traded. Mr. Laber holds a BSBA degree with a major in accountancy from the University of South Dakota, and is a member of the board of directors or trustees of two charitable organizations with offices in the metropolitan Denver, Colorado area.

Robert F. McCarthy has been a member of our board of directors since June 2005. Highlights of Mr. McCarthy’s background include:

•	over 30 years’ experience in the food and beverage industries;

•	co-leader of roll-up in the consumer packaged goods sales agency business that resulted in the creation of the largest national sales agency in North America, Acosta Sales and Marketing Company, with over $40 billion in managed sales and that currently accounts for over 10% of all U.S. grocery industry sales;

•	Designed and implemented acquisition strategy that created the largest consumer packaged goods sales agency in the central U.S., PMI-Eisenhart, that became one of the centerpieces of the Acosta roll-up;

•	comprehensive operating experience at PMI, later PMI-Eisenhart, while rising from marketing manager in 1971 to president in 1983, a position he held until the merger with Acosta, as well as high level executive responsibility for over 8,000 sales associates at Acosta Grocery Channel; and

•	introduced and managed outsourced sales, merchandising, marketing and promotional programs for many of the leading U.S. consumer packaged goods manufacturers.

Since 2004, Mr. McCarthy has been active in advising several consumer packaged goods (CPG) companies and managing his personal investments. From 1998 to 2004, Mr. McCarthy co-led the roll-up of the CPG food sales agency business that resulted in the creation of a national agency, Acosta Sales and Marketing Company. With $40 billion in managed sales, Acosta is currently responsible for over 10% of all sales in the U.S. grocery industry. From 1998 to 2004, Mr. McCarthy served as president of the Acosta Grocery Channel, the grocery division of Acosta Sales and Marketing.

Acosta is the leading full service sales and marketing agency providing out-sourced sales, merchandising, marketing and promotional services to CPG manufacturers across the U.S. The operations of the Acosta Grocery Channel accounted for over 80% of Acosta revenue and employed in excess of 80%

of Acosta’s over 10,000 sales associates. Acosta was created in 1998 through the merger of Acosta and PMI-Eisenhart, where Mr. McCarthy was president and chief operating officer. This newly merged company then acquired several other major regional sales agencies, Kelley-Clarke in the West, MAI Companies in the Northeast and Luke Soules/Southwest L.P. in the Southwest. Following these initial acquisitions, Acosta purchased four agencies in Canada and several specialty agencies in the U.S., becoming the largest CPG sales agency in North America.

Mr. McCarthy began work at PMI in 1971 and over the course of the following 25 years, he assumed increasing responsibilities as he rose from marketing manager to account executive, president and chief operating officer, and finally to president and chief executive officer. Mr. McCarthy was president and chief operating officer of PMI from 1983 to 1989, and president and chief executive officer from 1989 to 1995. Mr. McCarthy was instrumental in negotiating PMI’s merger with Eisenhart, Inc. in 1995, as well as three subsequent acquisitions that positioned PMI-Eisenhart as the leading consumer packaged goods sales agency in the central U.S. before the Acosta merger. Mr. McCarthy was president and chief operating officer of PMI-Eisenhart from 1995 until its merger with Acosta in 1998.

From 1980 to 1995, Mr. McCarthy served as a member or chair of a number of client/sales agency advisory boards, including those for Brach, Celestial Seasonings, Clorox, Domino Sugar, IRI, Mars, Minute Maid, Nabisco, Pillsbury and Quaker Oats. He is also a past president of the Chicago Food Brokers Association and presently serves on the board of directors of The Steak – Umm Company and Chomp, Inc. He holds a BBA degree in marketing from the University of Notre Dame and a Master of Management degree from the Kellogg School of Business at Northwestern University.

Number and Terms of Office of Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Laber and Hooper, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. McCarthy and Gillespie, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Hughes, Gluck and Lewis, will expire at the third annual meeting of stockholders.

These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. Collectively, through their positions described above, our directors have extensive experience in the consumer packaged goods industry. None of these individuals has been a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan and none of these individuals is currently affiliated with such an entity with the exception of Mr. Lewis. However, we believe that the skills and expertise of these individuals, their collective access to target businesses, and their ideas, contacts, and acquisition expertise should enable them to successfully identify and assist us in completing a business combination. However, there is no assurance such individuals will, in fact, be successful in doing so.

Senior Advisors

We also have two senior advisors, Messrs. Michael R. O’Brien and John T. Stofko, who will assist us in identifying, seeking and completing a business combination. Messrs. O’Brien and Stofko are initial stockholders of Boulder Specialty Brands and we therefore cannot compensate them in any manner for advisory services they provide to us.

Michael R. O’Brien was a member of our board of directors from June 2005 to November 2005, and has been a senior advisor to us since that time. Highlights of Mr. O’Brien’s background include:

•	over 20 years’ experience in the direct marketing business for consumer packaged goods and pharmaceuticals manufacturers;

•	co-founder in 1983 of Catalina Marketing Corporation, a leading in-store behavior-based direct and targeted marketing business, where he served as president until 1989 and chairman and chief executive officer until 1992;

•	president of TRIM, Inc., a spin-off of Tele-Research, Inc., which was sold to Harte-Hanks Communications Inc. in 1980;

•	board-level service for Imagitas, Inc., a direct marketing company serving some of the largest U.S. government agency and corporations such as the U.S. Postal Service, Ford and Home Depot, until its sale to Pitney Bowes in 2005; and

•	broad familiarity with channel-directed and targeted marketing strategies used by a wide variety of consumer packaged goods manufacturers.

Mr. O’Brien co-founded Catalina Marketing Corporation, a direct marketing company, in 1983, and served as Catalina’s president until 1989 and as its chairman of the board and chief executive officer until 1992. Since 1992, Mr. O’Brien has been chairman emeritus of, and a consultant to, Catalina. Catalina was founded to develop and distribute behavior-based communications for consumer packaged goods and pharmaceutical products manufacturers, marketers and retailers. The principal means of such communications have been in-store coupons delivered based on purchase behavior and distributed primarily in domestic supermarkets. Catalina is now a global leader in behavior-based, targeted-marketing services and programs offered through a variety of distribution channels. These marketing services include discount coupons, loyalty marketing programs, informative newsletters, sampling, advertising, in-store instant-win games and other incentives that are delivered directly to shoppers by various methods.

Prior to co-founding Catalina, Mr. O’Brien founded and served as president of TRIM, Inc., a spin-off of Tele-Research, Inc. TRIM, Inc. was sold to Harte-Hank Communications Inc. in 1980. Mr. O’Brien has previously served on the boards of directors of MemberWorks and Imagitas, Inc. MemberWorks designs and markets innovative membership programs that offer members access to significant savings at national brand name service providers and merchants, while membership organizations receive royalties in exchange for providing MemberWorks with members. Imagitas is a targeted direct mail marketing company serving Federal and state governmental agencies such as the U.S. Postal Service and corporate clients such as Home Depot and Ford. Imagitas was sold to Pitney Bowes Inc. in 2005. He currently serves on the board of directors of Velocity Media, Inc.

John T. Stofko has over 25 years’ management and finance experience with some of the leading companies in the consumer products industry. Highlights of his experience include:

•	senior vice president and chief financial officer of Tropicana Products, Inc. from 1996 to 2001;

•	assisted in the sale of Tropicana Products to PepsiCo for over $3 billion in 1998, and remained through 2000 as senior vice president and chief financial officer during planning and execution of operations integration;

•	as chief financial officer and vice president of finance from 1994 to 1995, assisted in $150 million initial public offering of equity for Uniroyal Chemical Corporation; and

•	served as executive vice president of the beverage group of Cadbury Schweppes, PLC from 1987 to 1992, with worldwide responsibility for finance, business development, research and development and manufacturing.

Since 2001, Mr. Stofko has been president of John T. Stofko Associates, Inc., a consulting firm specializing in corporate strategy and business development for emerging growth companies, particularly those in the consumer packaged goods industry. From 1996 to 2001, Mr. Stofko served as senior vice president and chief financial officer of Tropicana Products, Inc., a division of the Seagram Company, Ltd. At Tropicana, Mr. Stofko assisted Seagram Company, Ltd. in the sale of Tropicana to PepsiCo for over $3.0 billion in late 1998, where he remained until 2001. He was involved in all major business development activities including acquisitions, joint ventures and licensing while with Tropicana, and also served as a member of the senior management committee that developed major strategic initiatives.

From 1994 to 1995, he served as chief financial officer and vice president of finance of Uniroyal Chemical Corporation, where he co-led that company’s effort to complete a $150 million initial public offering of equity securities. From 1992 to 1994, Mr. Stofko served as president of AZ Marketing Services, Inc., a marketing services firm that serves the retail consumer direct marketing trade and at that time provided marketing services to consumer catalogues such as Victoria’s Secret, Bloomindales-by-Mail and Spiegel. From 1987 to 1992, Mr. Stofko was executive vice president of the beverage group of Cadbury Schweppes, PLC, with world-wide responsibility for finance, business development, research and development, and manufacturing. During his tenure at Cadbury Schweppes, he was involved in a number of strategic acquisitions including the purchase of Canada Dry and the initial equity participation in Dr. Pepper/7-Up. From 1974 to 1986, Mr. Stofko was with Bristol-Myers Squibb Co., including as executive vice president of Clairol North America from 1981 to 1986, vice president and corporate controller from 1977 to 1981, and assistant corporate controller from 1974 to 1977. From 1963 to 1974, Mr. Stofko held various financial positions with increasing responsibilities at Mobil Oil, Olin Chemicals and the Singer Company. Mr. Stofko is a graduate of Cornell University where he earned a B.A. degree in economics and an M.B.A. degree in marketing and finance.

Messrs. O’Brien and Stofko are not currently affiliated with the members of our management team or any other initial stockholder, although both of such persons were initial stockholders of ours and Mr. O’Brien is a former director.

Key Consultant

On February 6, 2006, we entered into an agreement with Mr. Christopher Wolf whereby Mr. Wolf has agreed to assist us in identifying, seeking and completing a business combination and to provide financial and general business advice to us. In connection with the agreement, Mr. Wolf will be paid $150 per hour for his services. The term of the agreement shall commence on February 20, 2006 and continue through December 15, 2007, subject to prior termination. In the event that we complete our initial business combination prior to December 15, 2007, we will enter into a formal employment agreement with Mr. Wolf whereby Mr. Wolf will serve as our Chief Financial Officer. The total amount of compensation to be paid to Mr. Wolf pursuant to the agreement shall not exceed $300,000, without our express written consent. Additionally, Mr. Wolf has agreed to defer one-half of his compensation until after the completion of our initial business combination. In the event that Mr. Wolf is not retained as our Chief Financial Officer after completion of the initial business combination, other than for cause as defined in the agreement, we have agreed to make a separation payment to Mr. Wolf in the amount of $300,000 payable in twelve monthly installments.

We have advised Mr. Wolf that we intend to utilize his services to conduct financial, tax and other due diligence activities once we have identified a potential target business or businesses and to provide financial and general business advice to us, and that those services may require him to devote substantially full-time to us during an indeterminate period. All payments to Mr. Wolf for his services will be paid from funds not held in trust which are allocated to due diligence activities.

ChristoperW.Wolf has over 18 years experience as a financial executive and consultant to companies in the marketing, retail, and technology sectors. Mr. Wolf most recently served as Chief Financial Officer of NiuTech LLC, an internet marketing services company. In this role, Mr. Wolf was responsible for the accounting, financial planning and analysis, treasury and risk management activities of the company. Mr. Wolf also served as an independent consultant during 2004 to 2005, providing consultation on financial reporting, Sarbanes-Oxley compliance, corporate governance, capital structure, mergers and acquisitions and tax planning to a variety of public and private entities. Additional highlights of Mr. Wolf’s experience include:

•	chief financial officer of Catalina Marketing Corporation, a leading in-store behavior-based direct and targeted marketing business, from 2002 to 2004, where he also served as executive vice president, senior vice president, vice president-finance, and in various tax and finance positions from 1996 until 2002;

•	while with Catalina as chief financial officer, responsible for strategic planning and execution, development and leadership of the finance function, and oversight of corporate governance, SEC reporting, investor relations, and financial analysis and planning, among other areas;

•	served as a tax manager and consultant for Arthur Andersen & Co. for a 10 year period, during which time he represented clients in tax planning and compliance as well as advising on tax issues related to a wide variety of corporate finance transactions; and

•	certified public accountant.

From 1996 to 2004, Mr. Wolf was employed in various finance and tax positions with Catalina Marketing Corporation, culminating in his service as chief financial officer from 2002 to 2004. He also served as executive vice president from 2003 to 2004; senior vice president from 2002 to 2003; vice president –finance and treasurer from 2000 to 2002; executive director of tax, treasury and international finance from 1998 to 2000; senior director of tax and international finance from 1997 to 1998; and senior director of tax from 1996 to 1997. As chief financial officer, Mr. Wolf had responsibility for strategic planning, development and leadership of the finance function of Catalina, a leader in behavior-based, targeted-marketing services and programs offered through a variety of distribution channels with revenues of over $450 million. These marketing services include discount coupons, loyalty marketing programs, informative newsletters, sampling, advertising, in-store instant-win games and other incentives that are delivered directly to shoppers by various methods. Mr. Wolf also had oversight responsibility in his role as chief financial officer for corporate governance, legal affairs, intellectual property, SEC reporting, investor relations, financial analysis and planning, and both capital and operating budgeting, forecasting and cash management.

Prior to joining Catalina, Mr. Wolf served for a ten year period as a tax manager and consultant for Arthur Andersen & Co. In addition to assisting clients in tax planning and compliance matters and representing clients before the Internal Revenue Service and state tax authorities with respect to income, sales, use and other taxes, Mr. Wolf consulted on tax issues with respect to mergers and acquisitions, initial public offerings, spin-offs, and other taxable and tax-free corporate finance transactions. Mr. Wolf is a certified public accountant. He holds a B.S. degree in accounting from Florida State University and a Master of Accounting degree from the University of North Carolina.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. All of these reports were filed in a timely manner.

Audit Committee

Our audit committee consists of Messrs. Hooper, Laber and McCarthy and this committee is chaired by Mr. Laber. The directors we have appointed to our audit committee are each an independent member of our board of directors as defined by applicable SEC rules. Each member of our audit committee is financially literate and our board of directors has determined that Mr. Laber qualifies as an “audit committee financial expert,” as such term is defined by SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The responsibilities of our audit committee include:

•	meeting with our management periodically to consider the adequacy of our internal controls and the objectivity of our financial reporting;

•	appointing the independent registered public accounting firm, determining the compensation of the independent registered public accounting firm and pre-approving the engagement of the independent registered public accounting firm for audit and non-audit services;

•	overseeing the independent registered public accounting firm, including reviewing independence and quality control procedures and experience and qualifications of audit personnel that are providing us audit services;

•	meeting with the independent registered public accounting firm and reviewing the scope and significant findings of the audits performed by them, and meeting with management and internal financial personnel regarding these matters;

•	reviewing our financing plans, the adequacy and sufficiency of our financial and accounting controls, practices and procedures, the activities and recommendations of the auditors and our reporting policies and practices, and reporting recommendations to our full board of directors for approval;

•	establishing procedures for the receipt, retention and treatment of complaints regarding internal accounting controls or auditing matters and the confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters; and

•	preparing the report required by the rules of the SEC to be included in our annual proxy statement.

Each of the independent auditors and our financial personnel will have regular private meetings, or executive sessions, with our audit committee and will have unrestricted access to our audit committee.

We have agreed with the representatives of the underwriters in our initial public offering that our audit committee will review and approve all expense reimbursements made to our officers, directors or senior advisors and that any expense reimbursements payable to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors and employees. Our code of ethics, as applied to our senior executive officers, including our Chief Executive Officer and principal accounting officer, is expected to comply with the requirements of Section 406 of the Sarbanes-Oxley Act. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us or can be accessed on our website. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics on our website within 5 business days of such amendment or waiver or as otherwise required by the SEC.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

•	None of our officers and directors are required to commit their full time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

•	Since our directors beneficially own shares of our common stock which will be released from escrow only in certain limited situations, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business, completing a business combination timely and securing the release of their stock.

•	Our officers and directors who purchase common stock in the open market are required to vote such shares in favor of a business combination. Accordingly, these initial stockholders will not be eligible to exercise the conversion rights that are available to our public stockholders.

•	In the event we elect to make a substantial down payment, or otherwise incur significant expenses, in connection with a potential business combination, our expenses could exceed the remaining proceeds not held in trust. Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if we incur such excess expenses. Specifically, our officers and directors may tend to favor potential business combinations with target businesses that offer to reimburse any expenses in excess of our available proceeds not held in trust.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were included by a target business as a condition to any agreement with respect to a business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

Each of our directors has, or may come to have, to a certain degree, other fiduciary obligations. A majority of our officers and directors have fiduciary obligations to other companies on whose board of directors they presently sit, or which they may join in the future. To the extent that they identify business opportunities that may be suitable for us or other companies on whose board of directors they may sit, our directors will honor those fiduciary obligations. Accordingly, they may not present opportunities to us that come to their attention in the performance of their duties as directors of such other entities unless the other companies have declined to accept such opportunities or clearly lack the resources to take advantage of such opportunities.

In connection with the vote required for our initial business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote their respective shares of common stock which were owned prior to this offering in accordance with the vote of the public stockholders owning a majority of the shares of our common stock sold in this offering. Our initial stockholders have agreed that any common stock included in units purchased in this offering or in the open market, or any shares of common stock purchased by them once separate trading of common stock and warrants begins, will be voted in favor of a business combination. As such, these shares of common stock will not be eligible to participate in the conversion rights granted to our public stockholders with respect to a potential business combination. In addition, our initial stockholders have agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination with respect to all shares of common stock then owned by them, whether acquired before, in or after the initial public offering.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders, officers or directors, and will not enter into a business combination with any underwriters of this offering or selling group members or any of their affiliates.

Item 11. Executive Compensation

None of our executive officers or directors has received any cash compensation for services rendered. Commencing on December 16, 2005 through the acquisition of a target business, we will pay Hughes Consulting, Inc. and Jeltex Holdings, LLC, entities owned and controlled by each of Messrs. Hughes and Lewis, respectively, a combined total of $10,000 per month for office space and administrative services, including secretarial support. During 2005, approximately $5,200 was incurred under this arrangement. This arrangement is being agreed to by Hughes Consulting, Inc. and Jeltex Holdings, LLC for our benefit and is not intended to provide Messrs. Hughes and Lewis compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party. No other executive officer or director has a relationship with or interest in Hughes Consulting, Inc. or Jeltex Holdings, LLC. Other than this $10,000 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our initial stockholders, including our officers and directors, or any of their respective affiliates, for services rendered, including attendance at Board of Directors meetings, prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses, performing due diligence on suitable business combinations and attending meetings of the board of directors. After a business combination, our executive officers and directors who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider a business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Form 8-K, as required by the SEC.

Because none of our directors may be deemed “independent” under the policies of the North American Securities Administrators Association, Inc., due to their eligibility to have their expenses reimbursed, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Subject to availability of proceeds not placed in the trust account, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination. In addition, we may opt to make down payments or pay “no shop” or similar fees and expenses in connection with a proposed business combination, which may reduce amounts not deposited in the trust account usable for reimbursement of out-of-pocket expenses incurred on our behalf. We will not require, however, that the reimbursement of such out-of-pocket expenses in excess of the available proceeds not deposited in the trust account be included as a condition in any agreement with respect to a business combination. In addition, we will not consider the inclusion of such a condition as a factor in determining whether to proceed with any potential business combination.

Compensation Committee Interlocks and Insider Participation

None of the persons who are members of our compensation committee have ever been employed by us.

Compensation Committee

The members of our compensation committee are Messrs. Hooper, McCarthy, Laber and Gillespie, and this committee is chaired by Mr. Hooper. Mr. Gillespie was appointed to the compensation committee on March 6, 2006. The functions of our compensation committee include:

•	establishing overall employee compensation policies and recommending to our board of directors major compensation programs;

•	reviewing and approving the compensation of our corporate officers and directors, including salary and bonus awards;

•	administering our various employee benefit, pension and equity incentive programs when they are established;

•	reviewing executive officer and director indemnification and insurance matters; and

•	preparing an annual report on executive compensation for inclusion in our proxy statement.

Performance Graph

We have not included the performance graph index as we only became a reporting company on December 16, 2005. We do not expect that our securities will trade at prices much different than the amounts paid for such securities in our initial public offering until such time that we complete a business combination, if we are able to do so.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 13, 2006, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

As of March 13, 2006, we had 15,951,050 shares of common stock issued and outstanding. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the founding director warrants as these warrants are not exercisable within 60 days of the date hereof.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Stock
Stephen B. Hughes (1)(2)(3)(12)	1,155,276	7.24%
Robert S. Gluck (1)(3)(4)	300,255	1.88
James E. Lewis (1)(3)(5)(12)	834,849	5.23
Robert J. Gillespie (1)(3)(12)	39,878	*
William E. Hooper (1)(3)(12)	39,878	*
Gerald J. Laber (1)(3)	39,878	*
Robert F. McCarthy (1)(3)(12)	39,878	*
Glenhill Advisors, LLC (6) 598 Madison Avenue, 12th Floor New York, NY 10022	2,500,000	15.67
O.S.S. Capital Management LP (7) 598 Madison Avenue New York, NY 10022	1,875,000	11.75
Sapling, LLC (8) 535 Fifth Avenue New York, NY 10017	1,355,840	8.50
Boston Partners Asset Management, LLC (9) 28 State Street, 20th floor Boston, MA 02109	1,276,080	8.00
Michael A. Roth and Brian J. Stark, joint filers (10) 3600 South Lake Drive St. Francis, WI 53235	1,250,000	7.84
Adage Capital Partners GP, LLC (11) 200 Clarendon Street, 52nd Floor Boston, MA 02116	1,000,000	6.27
All directors and executive officers as a group (seven individuals)	2,449,892	15.36%

*	less than one percent

(1)	The business address of each of the individuals is 6106 Sunrise Ranch Drive, Longmont, Colorado 80503.
(2)	Mr. Hughes is our Chairman of the Board and Chief Executive Officer. Includes 239,265 shares owned in equal 79,755 share increments by the Caroline Elise Hughes Irrevocable Trust, the John Trevelyn Hughes Irrevocable Trust, and the Henry Thomas Hughes Irrevocable Trust, trusts established for the benefit of Mr. Hughes’ three minor children and as to which his spouse is the trustee. Excludes 150,128 shares sold in November 2005 by Mr. Hughes, at a price equal to that paid by him, to three irrevocable trusts established in favor of adult members of Mr. Hughes’ family, as to which Mr. Hughes disclaims beneficial ownership. The voting rights for shares held in the three trusts are exercisable by the trustee, Mr. Stephen Feldhaus, one of our initial stockholders.
(3)	Each of the noted individuals is a director.
(4)	Mr. Gluck became a Vice Chairman and a director on November 4, 2005. Mr. Gluck purchased 112,596 and 187,659 shares of common stock from Messrs. Hughes and Lewis, respectively, in November 2005.
(5)	Mr. Lewis is a Vice Chairman and a director. Includes 560,919 shares owned of record by Janis M. Lewis, the spouse of Mr. Lewis. Excludes 159,511 shares owned by Lee Anne Lewis, Mr. Lewis’ adult sister.
(6)	Information based on Schedule 13G filed by Glenhill Advisors, LLC. Glenn J. Krevlin is the managing member and control person of Glenhill Advisors and Glenhill Overseas. He is a director of Glenhill Overseas GP. Glenhill Advisors is the managing member of GJK and GJK is the general partner and control person of Glenhill Capital. Glenhill Overseas is the investment manager of Overseas Partners. Overseas Partners is an offshore feeder fund which invests its assets in Overseas Master. Overseas GP is the general partner of Overseas Master. Does not include 2,500,000 shares of common stock issuable upon exercise of warrants that are not currently exercisable and may not be exercisable within 60 days.
(7)	Information based on Schedule 13G filed by O.S.S. Capital Management LP, Oscar Schafer & Partners I LP, Oscar S. Schafer & Partners II LP, O.S.S. Overseas Fund Ltd., O.S.S. Advisors LLC, Schafer Brothers LLC, and Oscar S. Schafer. O.S.S. Capital Management and Mr. Schafer are deemed to beneficially own 11.75% of outstanding shares. Does not include 1,875,000 shares of common stock issuable upon exercise of warrants that are not currently exercisable and may not be exercisable within 60 days.

(8)	Information based on Schedule 13G filed by Sapling, LLC. Includes shares owned by Sapling, LLC and Fir Tree Recovery Master Fund, L.P. Fir Tree Value Master Fund, LP is the sole member of Sapling, LLC and Fir Tree, Inc. Fir Tree, Inc. is the investment manger to both Sapling, LLC and Fir Tree Recovery Master Fund, L.P. Sapling, LLC and Fir Tree Recovery Master Fund, L.P. are deemed beneficial owners of 1,355,840 shares of common stock.
(9)	Information based on Schedule 13G filed by Boston Partners Asset Management, LLC. Boston Partners Asset Management LLC, is an investment advisor. It is deemed the beneficial owner of 1,276,080 shares of common stock.
(10)	Information based on Schedule 13G filed by Michael A. Roth and Brian J. Stark, joint filers. Messrs. Roth and Stark beneficially own 1,250,000 common shares. The shares are held directly by Shephard Investments International, Ltd. (“Shephard”). Messrs. Roth and Stark direct the management of Stark Offshore Management, LLC, which acts the investment manager of Shephard.
(11)	Information based on Schedule 13G filed by Adage Capital Partners, LP, Adage Capital Partners GP, LLC, Adage Capital Advisors, LLC, Philip Gross and Robert Atchinson. Each are deemed to beneficially own 1,000,000 shares of common stock.
(12)	Does not include shares of common stock issuable upon the exercise of warrants that are not currently exercisable and are not exercisable within the next 60 days: Mr. Hughes – 448,529 warrants; Mr. Lewis – 448,529 warrants; Mr. Gillespie – 29,412 warrants; Mr. Hooper – 14,706 warrants; and Mr. McCarthy – 29,412 warrants.

All of the shares of our common stock outstanding prior to the date of our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent. The shares of common stock are subject to release from escrow in two equal increments:

•	1,595,105 shares on December 16, 2008; and

•	1,595,105 shares on our having completed an initial business combination and the last sale price of our common stock thereafter equals or exceeds $11.50 per share for any 20 trading days within any 30 trading day period beginning after we complete our initial business combination.

The escrowed shares are eligible for release from escrow prior to the dates described above on:

•	our liquidation; or

•	the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

The shares placed in escrow and subject to the completion of a business combination and the attainment of a sales price equal to or greater than $11.50 as discussed above may be considered contingent shares because the completion of a business combination and the attainment of such price per share cannot be assured. Because the shares are to be released to the existing stockholders (all of whom are officers and/or directors or are a related party to an officer and director) upon meeting these performance and market conditions, we may be required to recognize a charge based on the fair value of the shares at the time the shares are released from the escrow. (The amount of such charge could be equal to the number of shares times the market value at such date. Based on the target price of $11.50, such charge would be approximately $18,343,707).

During the escrow period, the holders of these shares will not be able to sell or transfer their securities, except in certain limited circumstances such as to their spouses and children or trusts established for their benefit, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to the date of this prospectus. Our initial stockholders have also agreed to waive any rights to a liquidating distribution with respect to any shares of common stock included in units purchased in this offering or in the open market, or with respect to common stock purchased after separate trading of the common stock and warrants has commenced.

Messrs. Hughes, Lewis, Gillespie, McCarthy, Hooper and O’Brien purchased, concurrently with the closing of the initial public offering, a combined total of 1,000,000 warrants, from us at a price of $1.70 per warrant. These warrants, which we refer to collectively as the founding director warrants, will not be sold or transferred by the purchasers who initially purchase these warrants from us until the completion of our initial business combination. The $1.7 million purchase price of the founding director warrants has been added to our working capital and, to the extent the amount available for payments to any public stockholders who exercise their conversion rights (if we complete an initial business combination) or liquidating distributions to our stockholders (should we fail to consummate an initial business combination) has been increased as well. The founding director warrants will expire worthless if we do not complete a business combination. The founding director warrants and underlying shares of common stock are entitled to registration rights.

Messrs. Hughes,Lewis, Gillespie, McCarthy, Hooper and O’Brien have further agreed that the founding director warrants purchased from us by them will not be sold or transferred until the completion of a business combination. However, the purchasers of the warrants are permitted to transfer such warrants in certain limited circumstances, such as by will in the event of their death, but the transferees receiving such founding director warrants will be subject to the same sale restrictions imposed on Messrs. Hughes, Lewis, Gillespie, McCarthy, Hooper and O’Brien. If Messrs. Hughes,Lewis, Gillespie, McCarthy, Hooper or O’Brien purchase units for their own account in the open market, any warrants included in those units will be redeemable. The founding director warrant purchases of Messrs. Hughes, Lewis, Gillespie, McCarthy, Hooper and O’Brien are expected to align the interests of these individuals more closely with those of the public stockholders and warrant holders by placing more of the initial stockholders’ capital at risk. Purchases of warrants also demonstrate confidence in our ultimate ability to effect a business combination because the warrants will expire worthless if we are unable to consummate a business combination and are ultimately forced to liquidate.

In addition, in connection with the vote required for our initial business combination, our initial stockholders, including all of our officers and directors, have agreed to vote the shares of common stock acquired by them before the initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. The initial stockholders have also agreed to vote any shares acquired by them in or after the initial public offering in favor of our initial business combination. Therefore, an initial stockholder who acquired shares in or after the initial public offering must vote such shares in favor of the proposed business combination and has, as a result, waived the right to exercise conversion rights for those shares in the event that our initial business combination is approved by a majority of our public stockholders.

Item 13. Certain Relationships and Related Transactions

In June 2005, we issued an aggregate of 3,190,210 shares of our common stock to certain of the individuals set forth below for $25,000 in cash, at an average purchase price of $0.00784 per share, after adjustment for reverse stock splits, described below. On December 13, 2005, our Board of Directors approved a reverse stock split of 1 for 1.21428571428 shares. On December 15, 2005 the Board approved a reverse stock split of 1 for 1.09710646007 shares. The price paid per share described above and the table below has been adjusted to reflect these reverse stock splits.

Before giving effect to the sales of common stock described in the notes following the table, all of which were made at prices equal to the $0.00784 per share, as adjusted for the reverse stock splits described above, price paid by the June 2005 purchasers, or the founders’ price, the 3,190,210 shares of our outstanding common stock prior to this offering were owned of record and beneficially by:

Name	Number of Shares		Relationship to Us
Stephen B. Hughes	1,225,519	(1)	Stockholder, Chairman of the Board and Chief Executive Officer
James E. Lewis	560,918	(2)	Stockholder, Vice Chairman and Director
William E. Hooper	39,878		Stockholder and Director
Gerald Laber	39,878		Stockholder and Director
Robert F. McCarthy	39,878		Stockholder and Director
Michael R. O’Brien	39,878		Senior Advisor and Stockholder
John T. Stofko	21,374	(3)	Senior Advisor and Stockholder
Stephen Feldhaus	39,878		Stockholder
Caroline Elise Hughes Irrevocable Trust	79,755		Stockholder
John Trevelyn Hughes Irrevocable Trust	79,755		Stockholder
Henry Thomas Hughes Irrevocable Trust	79,755		Stockholder
Janis M. Lewis	560,919		Stockholder
Lee Anne Lewis	159,511		Stockholder
Peter Mazula	111,657		Stockholder
Jeffrey R. Nieder	111,657		Stockholder

(1)	In September 2005, Mr. Hughes sold at the founders’ price 19,939 shares to Mr. Gillespie. In November 2005, Mr. Hughes sold at the founders’ price 112,596 shares to Mr. Gluck and 8,079 shares to Mr. Stofko. In November 2005, Mr. Hughes sold at the founders’ price 150,128 shares of common stock then owned by him to three irrevocable trusts established in favor of adult members of Mr. Hughes’ family, as to which Mr. Hughes disclaims beneficial ownership. The voting rights for shares held in the three trusts are exercisable by the trustee, Mr. Stephen Feldhaus, one of our initial stockholders. In December 2005, Mr. Hughes sold at the founders’ price an additional 18,766 shares to Mr. Stofko.
(2)	In September 2005, Mr. Lewis sold at the founders’ price 19,939 shares to Mr. Gillespie. In October 2005, Mr. Lewis sold at the founders price 37,532 and 15,013 shares to Ms. Robyn L. Duda and Mr. Earl E. Hoellen, respectively. Mr. Lewis has had longstanding business relationships with each of Ms. Duda and Mr. Hoellen. In November 2005, Mr. Lewis sold at the founders’ price 187,659 shares to Mr. Gluck and 8,079 shares to Mr. Stofko. In December 2005, Mr. Lewis sold at the founders’ price an additional 18,766 shares to Mr. Stofko.
(3)	In November 2005, Mr. Stofko purchased at the founders’ price 8,079 shares from each of Messrs. Hughes and Lewis, respectively. In December 2005, Mr. Stofko purchased at the founders’ price 18,766 shares from each of Messrs. Hughes and Lewis.

Of the stockholders not related to our officers or directors (such as the children of Mr. Hughes, Mr. Lewis’ spouse, Janis M. Lewis, and Mr. Lewis’ sister, Lee Anne Lewis), (i) Mr. Feldhaus has a pre-existing relationship with Mr. Hughes, as he is an attorney who has represented entities with which Mr. Hughes has been affiliated in the past, (ii) Mr. Nieder is the president of Centennial Specialty Foods Corporation, which is majority owned by Mr. and Mrs. Lewis and which Mr. Laber is a member of the board of directors, and Mr. Nieder has previously served as an officer or director of various entities owned by Mr. Lewis, and (iii) Mr. Mazula has a pre-existing relationship with Mr. Lewis, having served as a tax advisor to entities with which Mr. Lewis has been affiliated in the past. With the exception of Mr. Nieder’s relationship with Centennial Specialty Foods Corporation, there are no current business relationships between or among such stockholders and our officers and directors.

The holders of the majority of these shares, together with the purchasers of the founding director warrants, will be entitled to make up to two demands that we register those securities, and the 1,000,000 shares of common stock underlying the founding director warrants, pursuant to a registration rights agreement. The holders of the majority of these securities may elect to exercise these registration rights at any time (i) after the date on which these shares of common stock are released from escrow, in the case of the 3,190,210 shares held by the initial stockholders, and (ii) after the founding director warrants become exercisable by their terms, in the case of such warrants and the underlying shares of common stock. In addition, our initial stockholders and the purchasers of the founding director warrants, have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow or the founding director warrants become exercisable, as the case may be. We will bear the expenses incurred in connection with the filing of any such registration statements. The release of the 3,190,210 shares in escrow is to occur in two equal increments: (i) 1,595,105 shares on December 16, 2008 and (ii) 1,595,105 shares on our having completed an initial business combination and the last sale price of our common stock thereafter equals or exceeds $11.50 per share for any 20 trading days within any 30 trading day period beginning after we complete our initial business combination.

Messrs. Hughes, Lewis, Gillespie, McCarthy, Hooper and O’Brien have purchased, concurrently with the closing of the initial public offering, from us a combined total of 1,000,000 warrants, at a price of $1.70 per warrant. Of the total purchase price of $1.7 million for such warrants, Messrs. Hughes and Lewis collectively paid $1.5 million. Each of the purchasers has further agreed that any founding director warrants purchased by him will not be sold or transferred until the completion of a business combination.

In October 2005, we entered into a letter agreement with Robert S. Gluck and his consulting firm, Matthew Robert Associates, LLC, referred to collectively as the consultant, under which we had agreed to compensate the consultant for assisting us in identifying, negotiating with, and concluding a business combination with one or more target businesses. However, in November 2005, Messrs. Hughes and Lewis agreed to sell to Mr. Gluck 112,596 and 187,659 shares of common stock, respectively, owned by them or an aggregate of 300,255 shares, for a purchase price of approximately $.00784 per share, as adjusted for the reverse stock splits. As a stockholder, Mr. Gluck is prohibited from receiving any compensation from us and, accordingly, we and Mr. Gluck agreed to rescind the prior consulting agreement with him and Matthew Robert Associates on November 1, 2005. Mr. Gluck also became a vice chairman and director of Boulder Specialty Brands on November 4, 2005.

Commencing December 16, 2006, we have agreed to pay Hughes Consulting, Inc. and Jeltex Holdings, LLC, entities owned and controlled by Messrs. Hughes and Lewis, respectively, a combined monthly fee of $10,000 for office space and administrative services, including secretarial support. This arrangement is being agreed to by Hughes Consulting, Inc. and Jeltex Holdings, LLC for our benefit and is not intended to provide Messrs. Hughes or Lewis compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party. However, as our directors may not be deemed “independent” under the policies of the North American Securities Administrators Association, Inc., we did not have the benefit of disinterested directors approving these transactions. In 2005, approximately $5,200 was incurred under this arrangement.

Messrs. Hughes and Lewis advanced $200,000 to us to cover expenses related to the initial public offering. These advances were non-interest bearing, unsecured and were due at the earlier of March 31, 2006 or the completion of the initial public offering. On December 21, 2005, the loans were repaid out of the proceeds of the initial public offering not placed in trust.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations, and attending meetings of the board of directors. Subject to availability of proceeds not placed in the trust account and interest income, net of income taxes payable, of up to $750,000 on the balance in the trust account, there is no limit on the amount of out-of-pocket expenses that could be incurred. We have agreed with the representatives that our audit committee will review and approve all expense reimbursements made to our officers, directors or senior advisors and that any expense reimbursements payable to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination. In addition, we may opt to make down payments or pay “no shop” or similar fees and expenses in connection with a proposed business combination, which may reduce amounts not deposited in the trust account usable for reimbursement of out-of-pocket expenses incurred on our behalf. We will not require, however, that the reimbursement of such out-of-pocket expenses in excess of the available proceeds not deposited in the trust account and interest income, net of income taxes payable, of up to $750,000 on the balance in the trust account, be included as a condition in any agreement with respect to a business combination. In addition, we will not consider the inclusion of such a condition as a factor in determining whether to proceed with any potential business combination. However, if a target business does not agree to the repayment, this could cause our management to view such combination unfavorably and cause a conflict of interest to arise.

Other than the $10,000 per month administrative fees and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our initial stockholders, officers or directors who owned our common stock prior to the initial public offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

In 2005 we entered into non-compete agreements with each of our officers and directors, together with Mr. Stofko, that became effective on the date of the initial public offering and will remain in effect until the earlier of the closing of our initial business combination or our liquidation. Subsequent to the completion of our initial public offering, Robert S. Gluck, our vice chairman and a director, and Robert Gillespie, a director, sought our permission to invest in and become affiliated as officers and directors of a beverage company. In connection with this request, we agreed to waive the non-compete restrictions imposed by these agreements on each of Messrs. Gluck and Gillespie only with respect to this specific business opportunity. The non-compete agreements provide that, with the exception of pre-existing relationships between each of our officers, directors and Mr. Stofko, on the one hand, and entities currently engaged in operations within the food or beverage industries, on the other hand, our officers, directors and Mr. Stofko will not:

•	become affiliated as an officer, director or stockholder of a blank check or blind pool company operating in or intending to acquire a business in the food or beverage industries; or

•	become an employee of another company in the food or beverage industries.

The non-compete agreements provide that we may seek to specifically enforce such agreements and that the officers, directors and Mr. Stofko were paid a $100 non-compete payment and became beneficiaries under indemnity agreements with us as consideration for the execution of the non-compete. The cash payments were funded from our existing cash balances and were not paid from the proceeds of the initial public offering.

The non-compete agreements also contain a right of first refusal that also extends until the earlier of the closing of our initial business combination or our liquidation. The right of first refusal provides that if an officer or director, or Mr. Stofko, becomes aware of, or involved with, a business opportunity in the food or beverage industries, which are defined in the non-compete agreement as:

•	business combination opportunities with a fair market value of $75 million or more, or

•	transactions such as joint ventures, partnerships or brand acquisition opportunities with a fair market value of $75 million or more,

the officer, director or Mr. Stofko will first offer the business opportunity to us and will only pursue such business opportunity if our board of directors determines that we will not do so. Following our initial business combination, if any of our current directors or officers, or Mr. Stofko, becomes an officer of the post-combination business, he will enter into an employment agreement with the post-combination business that will contain a non-compete covenant and agreement in favor of the post-combination business with terms at least as restrictive as those described above.

After a business combination, our executive officers and directors who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider a business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors, to the extent we have independent directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

Item 14. Principal Accountant Fees and Services

Description of Professional Services

Audit Fees. The aggregate fees for professional services rendered by Ehrhardt Keefe Steiner & Hottman PC (EKS&H) for the audit of the Company’s financial statements for fiscal year 2005, which includes fees related to the initial public offering and related audits and the 2005 year end audit were approximately $98,800.

Audit-Related Fees. Audit-related fees are for assurance and related services including, among others, consultation concerning financial accounting and reporting standards. There were no aggregate fees billed for audit-related services rendered by EKS&H.

Tax Fees. The no fees paid for tax compliance, tax planning and tax advice rendered by EKS&H for the fiscal year ended December 31, 2005.

All Other Fees. There were no fees paid to EKS&H for services other than audit services, audit-related services, tax compliance, tax planning, and tax advice rendered by EKS&H for the fiscal year ended December 31, 2005.

Pre-Approval Policies

The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent auditor. A centralized service request function is used to provide an initial assessment of requests for services by the independent auditor. The request must be specific as to the particular services to be provided. Requests approved during the initial assessment are aggregated and submitted to the Audit committee for final approval. The independent auditor may not perform services, whether associated with audit or non-audit functions, unless the services have been approved prior to their performance by the Company’s Audit Committee. Each fiscal year, the Audit Committee negotiates and pre-approves the fee for the annual audit of the Company’s Consolidated Financial Statements. Each fiscal year, the Audit Committee may also specifically pre-approve certain audit services, audit-related services, tax services and other services. At the present time, the Audit Committee has not delegated any authority for approval of any services. All audit and permissible non-audit services provided by the independent auditor have been approved by the Audit Committee.

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report

(1)	Financial Statements: The financial statements as set forth under Item 8 of this 10-K

(2)	Financial Statement Schedules: Not applicable.

(3)	Index to Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation*

3.2	By-laws*

4.1	Specimen Unit Certificate*

4.2	Specimen Common Stock Certificate*

4.3	Specimen Warrant Certificate*

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant*

10.1.1	Form of Letter Agreement among the Registrant, Roth Capital Partners, LLC and Stephen B. Hughes*

10.1.2	Form of Letter Agreement among the Registrant, Roth Capital Partners, LLC and James E. Lewis*

10.2	Letter Agreement among the Registrant, Roth Capital Partners, LLC and William E. Hooper*

10.3	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Robert F. McCarthy*

10.4	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Michael R. O’Brien*

10.5	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Gerald J. Laber*

10.6	Letter Agreement among the Registrant, Roth Capital Partners, LLC and John T. Stofko*

10.7	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Caroline Elise Hughes Irrevocable Trust*

10.8	Letter Agreement among the Registrant, Roth Capital Partners, LLC and John Trevelyn Hughes Irrevocable Trust*

10.9	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Henry Thomas Hughes Irrevocable Trust*

10.10	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Stephen Feldhaus*

10.11	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Janis M. Lewis*

10.12	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Jeffrey R. Nieder*

10.13	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Peter Mazula*

10.14	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Lee Anne Lewis*

10.15	Promissory Note, dated June 21, 2005, issued to Stephen B. Hughes*

10.16	Promissory Note, dated June 21, 2005, issued to James E. Lewis*

10.17	Letter Agreement among the Registrant, Hughes Consulting, Inc. and Jeltex Holdings, LLC*

10.18	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders*

10.19	Form of Founding Director Warrant Purchase Agreement among the Registrant, Messrs. Stephen B. Hughes and James E. Lewis, certain Directors of the Registrant and a Senior Advisor*

10.20	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers*

10.21	Form of Stock Escrow Agreement among the Registrant, the Initial Stockholders, and Continental Stock Transfer & Trust Company*

10.22	Form of Investment Management Trust Agreement by and between the Registrant and Continental Stock Transfer & Trust Company*

10.23	[Reserved]

10.24	Form of Letter Agreement among the Registrant, Roth Capital Partners, LLC and Robert J. Gillespie*

10.25	[Reserved]

10.26	Letter Agreement between the Registrant, Roth Capital Partners, LLC and Robyn L. Duda*

10.27	Letter Agreement between the Registrant, Roth Capital Partners, LLC and Earl E. Hoellen*

10.28	Form of Non-Compete Agreement between the Registrant and each of its officers and directors*

10.29	Form of Letter Agreement between the Registrant, Citigroup Global Markets Inc. and Robert S. Gluck*

10.30	Form of Lockup Agreement among Citigroup Global Markets Inc. and the Initial Stockholders of the Registrant*

10.31	Contractor Agreement between Boulder Specialty Brands, Inc. and Christopher Wolf dated February 6, 2006***

14	Form of Code of Ethics**

31	Rule 13a-14(a)/15(d)-14(a) Certifications†

32	Section 1350 Certifications†

99.1	Amendment to Underwriting Agreement between Boulder Specialty Brands, Inc. and Citigroup Global Markets, Inc. dated March 30, 2006†

†	Filed herewith.

*	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-126364).
**	Incorporated by reference to exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-126364).
***	Incorporated by reference to exhibits of the same number filed with the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 10, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 31st day of March, 2006.

BOULDER SPECIALTY BRANDS, INC.

By:	/s/ Stephen B. Hughes
Stephen B. Hughes
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date

/s/ Stephen B. Hughes Stephen B. Hughes	Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2006

/s/ James E. Lewis James E. Lewis	Vice Chairman of the Board of Directors (Principal Financial and Accounting Officer)	March 31, 2006

/s/ Robert S. Gluck Robert S. Gluck	Vice Chairman of the Board of Directors	March 31, 2006

/s/ Robert J. Gillespie Robert J. Gillespie	Director	March 31, 2006

/s/ William E. Hooper William E. Hooper	Director	March 31, 2006

/s/ Gerald J. Laber Gerald J. Laber	Director	March 31, 2006

/s/ Robert F. McCarthy Robert F. McCarthy	Director	March 31, 2006

INDEX TO FINANCIAL STATEMENTS

BOULDER SPECIALTY BRANDS, INC.

To the Directors and Stockholders

Boulder Specialty Brands, Inc.

Longmont, Colorado

We have audited the accompanying balance sheet of Boulder Specialty Brands, Inc., a corporation in the development stage (the Company) as of December 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for the period May 31, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boulder Specialty Brands, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the period May 31, 2005 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Ehrhardt Keefe Steiner & Hottman PC

March 20, 2006

Denver, Colorado

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Balance Sheet

December 31, 2005

Assets
Current Assets
Cash and cash equivalents	$1,548,609
Investments held in trust - restricted	98,354,755
Accrued interest receivable in trust	23,420
Prepaid Assets	352,840

Total current assets	100,279,624
Other Assets	800

Total Assets	$100,280,424

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$841,812
Advances from stockholders	74,669
Deferred underwriting fees	3,573,035

Total current liabilities	4,489,516

Common stock, subject to possible conversion, 2,550,892 shares at conversion value	19,661,116

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized; none issued or outstanding	—
Common stock, $.0001 par value, 75,000,000 shares authorized; 15,951,050 shares issued and outstanding (including 2,550,892 subject to conversion)	1,595
Additional paid-in capital	78,573,865
Deficit accumulated during the development stage	(2,445,668)

Total stockholders’ equity	76,129,792

Total liabilities and stockholders’ equity	$100,280,424

See accompanying notes to financial statements.

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Statement of Operations

For the period from May 31, 2005 (inception) to December 31, 2005

Formation and operating costs	$109,554
Expenses settled with founders stock	2,359,856

Operating loss	(2,469,410)
Interest income	23,742

Net loss	$(2,445,668)

Basic and diluted net loss per share	$(0.61)

Weighted average shares outstanding - basic and diluted	4,025,031

See accompanying notes to financial statements.

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Statement of Stockholders’ Equity

For the period from May 31, 2005 (inception) to December 31, 2005

	Common Stock			Deficit Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
Initial capital from founding stockholders for cash	3,190,210	$319	$24,681	—	$25,000
Sale of 12,760,840 units, net of underwriting discount and offering expenses (including 2,550,892 shares subject to possible conversion)	12,760,840	1,276	94,150,444	—	94,151,720
Proceeds subject to possible conversion of 2,550,892 shares	—	—	(19,661,116)	—	(19,661,116)
Proceeds from the issuance of warrants	—	—	1,700,000	—	1,700,000
Expenses settled with founders stock	—	—	2,359,856	—	2,359,856
Net loss	—	—	—	(2,445,668)	(2,445,668)

Balance at December 31, 2005	15,951,050	$1,595	$78,573,865	$(2,445,668)	$76,129,792

See accompanying notes to financial statements.

BOULDER SPECIALTY BRANDS, INC.

( a development stage company)

Statement of Cash Flows

For the period from May 31, 2005 (inception) to December 31, 2005

Cash flows from operating activities
Net loss	$(2,445,668)
Adjustments to reconcile net loss to net cash provided by operating activities:
Expenses settled with founders stock	2,359,856
Changes in operating assets and liabilities:
Increase in accrued interest receivable in trust	(23,420)
Increase in prepaid assets	(352,840)
Increase in accounts payable and accrued expenses	461,583

Net cash used in operating activities	(489)

Cash flow from investing activities
Purchase of Treasury Bills - held in trust	(98,354,251)
Increase in cash held in trust	(504)
Payments for other assets	(800)

Net cash used in investing activities	(98,355,555)

Cash flow from financing activities
Proceeds form notes payable to stockholders	200,000
Payments on notes payable to stockholders	(200,000)
Increase on advances from stockholders	74,669
Proceeds from sale of shares of common stock	25,000
Gross proceeds from public offering	102,086,720
Proceeds from sale of warrants	1,700,000
Payments for offering costs	(3,981,736)

Net cash provided by financing activities	99,904,653

Net increase in cash	1,548,609
Cash - Beginning of period	—
Cash - End of period	$1,548,609

Supplemental schedule of non-cash financing activities
Accrual of deferred offering costs	$380,229

Accrual of deferred underwriting fees	$3,573,035

See accompanying notes to financial statements

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Financial Statements

Note 1 – Organization and Nature of Business Operations

Boulder Specialty Brands, Inc. (the “Company”) was incorporated in Delaware on May 31, 2005 as a blank check company whose objective is to acquire through a merger, stock exchange, asset acquisition or similar business combination with an operating business or businesses.

All activity from May 31, 2005 (inception) through December 31, 2005 relates to the Company’s formation, initial public offering (the “Offering”) described below and in Note 3, and search for a business combination, described below. The Company has selected December 31, as its fiscal year end.

The registration statement for the Offering was declared effective on December 16, 2005. The Company consummated the Offering on December 21, 2005, and received net proceeds of approximately $96 million. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating company. As used herein, a “Target Business” shall mean one or more businesses that at the time of the Company’s initial business combination has a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $3.6 million) described below and a “Business Combination” shall mean the initial combination of the Company of such Target Business that meets the fair market value criterion above.

The Company’s efforts in identifying a prospective Target Business have been and will be limited to businesses in the food and beverage industries. The Company may explore opportunities in the food and beverage industries in both domestic and international markets.

Approximately 96% of the proceeds of the Offering were placed in a trust account invested until the earlier of (i) the consummation of the Company’s first Business Combination or (ii) the liquidation of the Company. The proceeds in the trust account include 3.5% of the gross proceeds representing deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination. The remaining proceeds outside of the trust account, together with interest income on the balance in the trust account, net of income taxes on such interest, of up to $750,000 that is releasable to the Company, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Financial Statements

Note 1 – Organization and Nature of Business Operations (continued)

The Company will seek stockholder approval before it will effect any Business Combination, even if the Business Combination would not ordinarily require stockholder approval under applicable state law. In connection with the stockholder vote required to approve any Business Combination, all of the Company’s existing stockholders, including its officers and directors (“Initial Stockholders”), have agreed to vote the shares of common stock owned by them immediately before the Offering in accordance with the majority of the shares of common stock voted by the Public Stockholders. “Public Stockholders” are the holders of common stock sold as part of the Units in the Offering or in the aftermarket. The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders owning less than 20% of the shares sold in the Public Offering exercise their conversion rights. If a majority of the shares of common stock voted by the Public Stockholders are not voted in favor of a proposed initial Business Combination before June 16, 2007 (or before December 16, 2007 if a letter of intent, agreement in principle or definitive agreement has been executed by June 16, 2007 and the Business Combination has not yet been consummated by June 16, 2007), the Company may combine with another Target Business meeting the fair market value criterion described above.

Public Stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the total amount on deposit in the trust account, before payment of underwriting discounts and commissions and including any interest earned on their portion of the trust account net of income taxes payable thereon, and net of any interest income (less income taxes payable) of up to $750,000 on the balance of the trust account previously released to the Company, if a Business Combination is approved and completed. Public Stockholders who convert their stock into their share of the trust account will continue to have the right to exercise any Warrants they may hold.

The Company will dissolve and promptly distribute only to its Public Stockholders the amount in the trust account less any income taxes payable on interest income plus any remaining net assets if the Company does not effect a Business Combination by June 16, 2007 (or by December 16, 2007 if a letter of intent, agreement in principle or definitive agreement has been executed by June 16, 2007 and the Business Combination has not yet been consummated by June 16, 2007). In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 3).

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Financial Statements

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2005, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

Investments Held in Trust

At December 31, 2005, the investments held in trust consisted principally of short term Treasury Bills. The Company has the ability and the intent to hold its investments until maturity. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, the Company carries its investments at cost.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

Deferred offering costs payable	$380,229
Principal payments on financed insurance premiums	360,025
Delaware Franchise Tax payable	70,415
Other accounts payable and accrued expenses	31,143

$841,812

Loss per Share of Common Stock

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average shares of common stock outstanding for the period. No effect has been given to 1,595,105 common shares that have been placed in escrow and will not be released from escrow until an initial Business Combination has been completed and the last sales price of the Company’s common stock thereafter equals or exceeds $11.50 per share for any 20 trading days within any 30 day trading period beginning after completion of an initial business combination. Such shares are considered contingently issuable shares under SFAS No. 128 and are not considered outstanding for purposes of computing loss per share of common stock. In addition, no effect has been given to potential issuances of common stock from warrants in the diluted computation as the effect would not be dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards, aggregating approximately $16,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance as of December 31, 2005.

The effective tax rate differs from the statutory tax rate due to nondeductible expenses settled with founders stock, state income tax and the increase in the valuation allowance.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R replaced SFAS No. 123 and superseded APB 25. SFAS No. 123R will require compensation cost related to equity-based payment transactions to be recognized in financial statements. SFAS No. 123R requires measurement of the cost of equity-based payment transactions to employees at the estimated fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R requires implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma footnote disclosures required under SFAS No. 123. The provisions of SFAS No. 123R will be adopted by the Company effective for the fiscal year beginning January 1, 2006. The impact on the Company’s financial statements will correlate directly with the number of options, if any, issued by the Company. The Company has no option plans authorized or existing at December 31, 2005.

Other than the aforementioned, management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 – Initial Public Offering

In the Offering, the Company sold to the public 12,760,840 units (“Units”) at a price of $8.00 per unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a Business Combination with a Target Business or December 16, 2006, and expiring December 16, 2009, unless earlier redeemed. A 30-day option to purchase up to an additional 1,914,126 units granted to the underwriters to cover any over-allotments expired unexercised on January 20, 2006. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.

The Company agreed to pay the Underwriters of the Offering fees equal to 7.0% of the gross proceeds; the Underwriters have agreed to defer 3.5% of their fees until consummation of a Business Combination. The Company will pay the deferred fees out of the proceeds of the Offering held in trust.

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Financial Statements

Note 4 – Notes Payable to Stockholders and Related Party Transactions

The Company issued an aggregate of $200,000 in unsecured promissory notes to two Initial Stockholders on June 21, 2005. The notes were paid in full during December 2005.

The Company has agreed to pay up to $10,000 a month in total for office space and general and administrative services to affiliates of two of the Initial Stockholders. Services commenced on the effective date of the Offering and will terminate upon the earlier of (i) the consummation of a Business Combination, or (ii) the liquidation of the Company. Approximately $5,200 was incurred under this arrangement in 2005.

Four of the Initial Stockholders have made advances to the Company to cover expenditures in the amount of $74,669.

Certain stockholders, five of whom are directors and one senior advisor, purchased an aggregate of 1,000,000 warrants concurrently with the closing of the Offering at a price of $1.70 per warrant directly from the Company. They have agreed that these warrants purchased by them will not be sold or transferred until completion of a Business Combination.

One of the founding stockholders has issued an option to purchase 61,927 of common shares that they currently hold individually at $.0082 per share to the Company’s former legal counsel. The Company reflected the difference between the fair value of the option and the $.0082 as an offering cost. Since the issuance of the option was an offering cost, there was no impact on net income or total stockholders’ equity.

During September 2005, founding stockholders sold 39,878 shares of common stock to a Company director at the founders purchase price of $0.00784 per share. In November 2005, founding stockholders sold to a former consultant and new Company director 300,255 shares of common stock at the founders purchase price of $0.00784 per share. The Company had previously entered into a consulting agreement with the former consultant that was rescinded. Additionally, the founding stockholders in November and December 2005 sold an additional 16,158 and 37,532 shares, respectively, of common stock to an existing stockholder and consultant at the founders purchase price of $0.00784 per share. The Company recorded an expense in the financial statements for the aforementioned sales of common stock by founders for the difference between the estimated fair value of the shares sold and the founders price, which totaled $2,359,856 for the period ended December 31, 2005.

Note 5 – Commitment and Contingency

As part of the indemnity arrangement between one of the underwriters and the Company, the Company has agreed to pay certain legal fees and expenses, up to a total of $500,000, associated with any controversy that may arise in connection with one of the underwriter’s enforcement of rights to collect underwriting related compensation. The Company has been advised by the underwriters that a distribution has been made and that while there is agreement on much of the compensation allocations, there are open issues that need to be resolved by them and that discussions remain ongoing, although there can be no assurances that a final resolution on the open issues will be achieved and that the provisions of the indemnity will not be triggered. If a claim were made against the Company under this indemnity agreement, it could reduce the amount of either proceeds not held in trust or proceeds held in trust. If an amount for this potential claim is paid out of the proceeds held in trust, two of our Initial Stockholders may be personally liable for such amounts.

Note 6 – Common Stock

Common Stock Subject to Possible Conversion

As stated in Note 1, Public Stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the total amount on deposit in the trust account, before payment of underwriting discounts and commissions and including any interest earned on their portion of the trust account net of income taxes payable thereon, and net of any interest income (less income taxes payable) of up to $750,000 on the balance of the trust account previously released to the Company, if a Business Combination is approved and completed. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. At December 31, 2005, $19,661,116, representing 2,550,892 common shares, has been classified as common stock subject to possible conversion.

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Financial Statements

Note 6 – Common Stock (continued)

Common Stock in Escrow

All of the shares of the Company’s common stock outstanding prior to the date of its initial public offering have been placed in escrow with an escrow agent. The shares of common stock are subject to release from escrow in two equal increments: 1) 1,595,105 shares on December 16, 2008; and, 2) 1,595,105 shares upon completion of an initial Business Combination and the last sale price of the Company’s common stock thereafter equals or exceeds $11.50 per share for any 20 trading days within any 30 trading day period beginning after completion of an initial Business Combination.

Because the shares placed in escrow and subject to the completion of a Business Combination and the attainment of a sales price equal to or greater than $11.50 as discussed above are to be released to the existing stockholders (all of whom are officers and/or directors or are a related party to an officer and director) upon meeting these performance and market conditions, the Company may be required to recognize a charge based on the fair value of the shares at the time the shares are released from the escrow. The amount of such charge could be equal to the number of shares times the market value at such date. Based on the target price of $11.50, such charge would be approximately $18,343,707.

Note 7 – Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.