Form 10-Q
period 2006-03-31
Boulder Specialty Brands, Inc.
filed 2006-05-15
CIK 1331301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from ______________ to ______________

Commission File Number 000-51506

Boulder Specialty Brands, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2949397
(State of or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

6106 Sunrise Ranch Drive, Longmont, Colorado	80503
(Address of principal executive offices)	(Zip code)

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

At May 1, 2006 the Registrant had outstanding 15,951,050 shares of Common Stock.

BOULDER SPECIALTY BRANDS, Inc.

Part I. Financial Information

Item 1.	Financial Statements

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$868,836	$1,548,609
Investments held in trust - restricted	98,354,755	98,354,755
Accrued interest receivable in trust	1,078,344	23,420
Prepaid assets	259,740	352,840

Total current assets	100,561,675	100,279,624
Other assets	800	800

Total assets	$100,562,475	$100,280,424

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$269,423	$841,812
Advances from stockholders	92,990	74,669
Deferred underwriting fees	3,573,035	3,573,035
Deferred tax liability	284,336	—

Total current liabilities	4,219,784	4,489,516

Common stock, subject to possible conversion, 2,550,892 shares at conversion value	19,661,116	19,661,116

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0001 par value, 75,000,000 shares authorized; 15,951,050 shares issued and outstanding (including 2,550,892 subject to conversion)	1,595	1,595
Additional paid-in capital	78,570,039	78,573,865
Deficit accumulated during the development stage	(1,890,059)	(2,445,668)

Total stockholders’ equity	76,681,575	76,129,792

Total liabilities and stockholders’ equity	$100,562,475	$100,280,424

See accompanying notes to unaudited financial statements

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Statements of Operations (Unaudited)

	Three months ended March 31, 2006	May 31, 2005 (inception) to March 31, 2006
Formation and operating costs	$223,630	$333,185
Expenses settled with founders stock	—	2,359,856

Operating loss	(223,630)	(2,693,041)
Interest income	1,063,575	1,087,318

Income (loss) before income taxes	839,945	(1,605,723)
Income tax expense	284,336	284,336

Net income (loss)	$555,609	$(1,890,059)

Basic and diluted net income (loss) per share	$0.04	$(0.27)

Weighted average shares outstanding - basic and diluted	14,355,945	7,070,761

See accompanying notes to unaudited financial statements

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Statement of Changes in Stockholders’ Equity (Unaudited)

For the period from May 31, 2005 (inception) to March 31, 2006

	Common Stock			Deficit Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
Initial capital from founding stockholders for cash	3,190,210	$319	$24,681	—	$25,000
Sale of 12,760,840 units, net of underwriting discount and offering expenses (including 2,550,892 shares subject to possible conversion)	12,760,840	1,276	94,150,444	—	94,151,720
Proceeds subject to possible conversion of 2,550,892 shares	—	—	(19,661,116)	—	(19,661,116)
Proceeds from the issuance of warrants	—	—	1,700,000	—	1,700,000
Expenses settled with founders stock	—	—	2,359,856	—	2,359,856
Net loss for the period	—	—	—	(2,445,668)	(2,445,668)

Balance at December 31, 2005	15,951,050	1,595	78,573,865	(2,445,668)	76,129,792
Finalization of offering costs incurred			(3,826)		(3,826)
Net income for the period				555,609	555,609

Balance at March 31, 2006 (unaudited)	15,951,050	$1,595	$78,570,039	$(1,890,059)	$76,681,575

See accompanying notes to unaudited financial statements

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Statements of Cash Flows (Unaudited)

	Three months ended March 31, 2006	May 31, 2005 (inception) to March 31, 2006
Cash flows from operating activities
Net income (loss)	$555,609	$(1,890,059)
Adjustments to reconcile net loss to net cash provided by operating activities:
Expenses settled with founders stock	—	2,359,856
Deferred income taxes	284,336	284,336
Accrued interest receivable in trust	(1,054,924)	(1,078,344)
Changes in operating assets and liabilities:
Prepaid assets	93,100	(259,740)
Accounts payable and accrued expenses	(193,182)	268,402

Net cash used in operating activities	(315,061)	(315,549)
Cash flow from investing activities
Purchase of Treasury Bills - held in trust	—	(98,354,251)
Increase in cash held in trust	—	(504)
Payments for other assets	—	(800)

Net cash used in investing activities	—	(98,355,555)
Cash flow from financing activities
Proceeds form notes payable to stockholders	—	200,000
Payments on notes payable to stockholders	—	(200,000)
Increase in advances from stockholders	18,321	92,990
Proceeds from sale of shares of common stock	—	25,000
Gross proceeds from public offering	—	102,086,720
Proceeds from sale of warrants	—	1,700,000
Payments for offering costs	(383,033)	(4,364,770)

Net cash provided (used) by financing activities	(364,712)	99,539,940

Net increase (decrease) in cash	(679,773)	868,836
Cash - Beginning of period	1,548,609	—

Cash - End of period	$868,836	$868,836

Supplemental schedule of non-cash financing activities
Accrual of deferred offering costs	$1,021	$1,021

Accrual of deferred underwriting fees	$—	$3,573,035

See accompanying notes to unaudited financial statements

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Unaudited Financial Statements

Note 1 – Basis of Presentation

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements that were included in the Company’s Form 10-K for the year ended December 31, 2005.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as disclosed herein, considered necessary for a fair statement of the financial position of the Company as of March 31, 2006, the results of its operations and cash flows for the three months ended March 31, 2006 and for the period from May 31, 2005 (inception) to March 31, 2006, and the results of its changes in stockholders’ equity from May 31, 2005 (inception) to March 31, 2006 have been included in these unaudited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2006.

Note 2 – Organization and Nature of Business Operations

Boulder Specialty Brands, Inc. (the “Company”) was incorporated in Delaware on May 31, 2005 as a blank check company whose objective is to acquire one or more operating businesses in the food or beverage industries through a merger, stock exchange, asset acquisition or similar business combination.

All activity from May 31, 2005 (inception) through March 31, 2006 relates to the Company’s formation, initial public offering (the “Offering”) described below and in Note 4, and search for a business combination, described below. The Company has selected December 31, as its fiscal year end.

The registration statement for the Offering was declared effective on December 16, 2005. The Company consummated the Offering on December 21, 2005, and received net proceeds of approximately $96 million. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating company. As used herein, a “Target Business” shall mean one or more businesses in the food or beverage industries that at the time of the Company’s initial business combination has a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $3.6 million) described below and a “Business Combination” shall mean the initial combination of the Company of such Target Business that meets the fair market value criterion above.

The Company’s efforts in identifying a prospective Target Business have been and will be limited to businesses in the food and beverage industries. The Company may explore opportunities in the food and beverage industries in both domestic and international markets.

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Unaudited Financial Statements

Note 2 – Organization and Nature of Business Operations (continued)

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

The Company will seek stockholder approval before it will effect any Business Combination, even if the Business Combination would not ordinarily require stockholder approval under applicable state law. In connection with the stockholder vote required to approve any Business Combination, all of the Company’s initial stockholders, including its officers and directors (“Initial Stockholders”), have agreed to vote the shares of common stock owned by them immediately before the Offering in accordance with the majority of the shares of common stock voted by the Public Stockholders. “Public Stockholders” are the holders of common stock sold as part of the Units in the Offering or in the aftermarket. The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders owning less than 20% of the shares sold in the Public Offering exercise their conversion rights. If a majority of the shares of common stock voted by the Public Stockholders are not voted in favor of a proposed initial Business Combination before June 16, 2007 (or before December 16, 2007 if a letter of intent, agreement in principle or definitive agreement has been executed by June 16, 2007 and the Business Combination has not yet been consummated by June 16, 2007), the Company may combine with another Target Business meeting the fair market value criterion described above.

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

The Company will dissolve and promptly distribute only to its Public Stockholders the amount in the trust account less any income taxes payable on interest income and interest income previously released to the Company, as described above, plus any remaining net assets if the Company does not effect a Business Combination by June 16, 2007 (or by December 16, 2007 if a letter of intent, agreement in principle or definitive agreement has been executed by June 16, 2007 and the Business Combination has not yet been consummated by June 16, 2007). In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 4).

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Unaudited Financial Statements

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2006, and periodically from completion of its initial public offering, the Company has maintained balances in various operating accounts in excess of federally insured limits.

Investments Held in Trust

At March 31, 2006, the investments held in trust consisted principally of short term Treasury Bills. The Company has the ability and the intent to hold its investments until maturity. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, the Company carries its investments at amortized cost.

Income (Loss) per Share of Common Stock

Income (Loss) per share is computed by dividing net income or loss applicable to common stockholders by the weighted average shares of common stock outstanding for the period. No effect has been given to 1,595,105 common shares that have been placed in escrow and will not be released from escrow until an initial Business Combination has been completed and the last sales price of the Company’s common stock thereafter equals or exceeds $11.50 per share for any 20 trading days within any 30 day trading period beginning after completion of an initial Business Combination. Such shares are considered contingently issuable shares under SFAS No. 128 and are not considered outstanding for purposes of computing income or loss per share of common stock. The effect of 12,760,840 outstanding warrants, issued in connection with the initial public offering described in Note 4, and an additional 1,000,000 outstanding warrants, issued to certain stockholders as described in Note 5, has not been considered in the diluted income (loss) per share since the warrants are contingently exercisable.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. For the three month period ended March 31, 2006, the reversal of the valuation allowance for the deferred tax asset and the increase in the deferred tax liability were the result of certain items of interest income and operating expense being recognized in the current period for financial reporting purposes, but which are deferred until a later period for income tax purposes.

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Unaudited Financial Statements

Note 3 – Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R replaced SFAS No. 123 and superseded APB 25. SFAS No. 123R will require compensation cost related to equity-based payment transactions to be recognized in financial statements. SFAS No. 123R requires measurement of the cost of equity-based payment transactions to employees at the estimated fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R requires implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma footnote disclosures required under SFAS No. 123. The provisions of SFAS No. 123R have been adopted by the Company effective for the fiscal year beginning January 1, 2006. The impact on the Company’s financial statements will correlate directly with the number of options, if any, issued by the Company. The Company has no option plans authorized or existing at March 31, 2006.

Other than the aforementioned, management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 4 – Initial Public Offering

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

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Unaudited Financial Statements

Note 5 – Notes Payable to Stockholders and Related Party Transactions

The Company issued an aggregate of $200,000 in unsecured promissory notes to two Initial Stockholders on June 21, 2005. The notes were paid in full during December 2005.

The Company has agreed to pay up to $10,000 a month in total for office space and general and administrative services to affiliates of two of the Initial Stockholders. Services commenced on the effective date of the Offering and will terminate upon the earlier of (i) the consummation of a Business Combination, or (ii) the liquidation of the Company. Approximately $5,200 was incurred under this arrangement in 2005, and $35,200 from inception through March 31, 2006.

Four of the Initial Stockholders have made advances to the Company to cover expenditures. The balance outstanding was $74,669 at December 31, 2005 and $92,990 at March 31, 2006.

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

During September 2005, founding stockholders sold 39,878 shares of common stock to a Company director at the founders purchase price of $0.00784 per share. In November 2005, founding stockholders sold to a former consultant and new Company director 300,255 shares of common stock at the founders purchase price of $0.00784 per share. The Company had previously entered into a consulting agreement with the former consultant that was rescinded. Additionally, the founding stockholders in November and December 2005 sold an additional 16,158 and 37,532 shares, respectively, of common stock to an existing stockholder and consultant at the founders purchase price of $0.00784 per share. The Company recorded an expense in the financial statements for the aforementioned sales of common stock by founders for the difference between the estimated fair value of the shares sold and the founders price, which totaled $2,359,856 for the fiscal year ended December 31, 2005.

Note 6 – Commitment and Contingency

As part of an indemnity arrangement between one of the underwriters and the Company, the Company has agreed to pay certain legal fees and expenses, up to $500,000, associated with any controversy that may arise in connection with one of the underwriter’s enforcement of rights to collect underwriting related compensation. The Company has been advised by the underwriters that a distribution has been made and while there is agreement on much of the compensation allocations, there are open issues that need to be resolved by them and that discussions remain ongoing, although there can be no assurances that a final resolution on the open issues will be achieved and that the provisions of the indemnity will not be triggered. If a claim were made against the Company under this indemnity agreement, it could reduce the amount of either proceeds not held in trust or proceeds held in trust. If an amount for this potential claim is paid out of proceeds held in trust, two of the Initial Stockholders may be personally liable for such amounts.

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Unaudited Financial Statements

Note 7 – Common Stock

Common Stock Subject to Possible Conversion

As stated in Note 1, Public Stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the total amount on deposit in the trust account, before payment of underwriting discounts and commissions and including any interest earned on their portion of the trust account net of income taxes payable thereon, and net of any interest income (less income taxes payable) of up to $750,000 on the balance of the trust account previously released to the Company, if a Business Combination is approved and completed. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the funds held in trust (such fund, the “Trust Fund”) computed without regard to the shares held by Initial Stockholders. At March 31, 2006 and December 31, 2005, $19,661,116, representing 2,550,892 common shares, has been classified as common stock subject to possible conversion.

Common Stock in Escrow

All of the shares the Company’s common stock outstanding prior to the date of the Offering have been placed in escrow with an escrow agent. The shares of common stock are subject to release from escrow in two equal increments: 1) 1,595,105 shares on December 16, 2008; and, 2) 1,595,105 shares upon completion of an initial Business Combination and the last sale price of the Company’s common stock thereafter equals or exceeds $11.50 per share for any 20 trading days within any 30 trading day period beginning after completion of an initial Business Combination.

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

Note 8 – Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

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

A registration statement for our Offering, SEC file number 333-126364, was declared effective on December 16, 2005. On December 21, 2005, we sold 12,760,840 units in the offering. Each of our units consists of one share of our common stock, $.0001 par value per share, and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $6.00. We received net proceeds of approximately $95,852,000 (excluding deferred underwriting discounts and commissions of approximately $3.6 million) from our Offering.

Since the completion of our Offering, we have contacted and continue to contact those industry professionals who we believe can be of strategic assistance in sourcing potential deals for us, including, investment bankers, business consultants, accountants and lawyers. Through the relationships of our board of directors, officers and directors and senior advisors, we have also made contact with certain large national and international concerns to determine if they have any interest in divesting any of their existing interests. We have also sought out family owners and institutional owners of food and beverage concerns and investment bankers or business brokerage companies that are active in the food and beverage markets.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our Offering, and thereafter, certain expenses related to pursuing acquisitions of target businesses. We will not generate any operating revenues until after completion of a Business Combination. We have generated non-operating income in the form of interest income on cash and cash equivalents and short term investments.

Net income of $555,609 for the three months ended March 31, 2006 consists of interest income primarily on the Trust Fund investment of $1,053,874 along with $9,701 of other interest income reduced by $30,000 for a monthly administrative services agreement, $17,032 for professional fees, $ 43,801 for consulting expenses, $88,772 for officer liability insurance, $32,650 for travel expenses, $11,375 for other expenses and income tax expense of $284,336.

Net loss of $1,890,059 for the period from May 31, 2005 (inception) to March 31, 2006 consists of $2,359,856 for stock related compensation expense, $35,200 for a monthly administrative services agreement, $32,032 for professional fees, $43,801 for consulting fees, $105,540 for officer liability insurance, $70,415 for franchise taxes, $32,650 for travel expenses, $13,547 for other expenses and $284,336 of income tax expense offset by interest income on the Trust Fund investment of $1,077,294 along with $10,024 of other interest income.

Liquidity and Capital Resources

Our net proceeds from (i) the sale of the units, after deducting offering expenses of approximately $788,900 and underwriting discounts of approximately $7.1 million (including deferred underwriting discounts and commissions of approximately $3.6 million), and (ii) the sale of the founding director warrants concurrent with the closing of our Offering for a purchase price of $1.7 million, was approximately $99.5 million. Of this amount, approximately $98.4 million is being held in trust, which includes $3.6 million of deferred underwriting discounts and commissions. The remaining $1.1 million will not be held in trust. We will use substantially all of the net proceeds of our Offering to acquire one or more target businesses in the food or beverage industries, including identifying and evaluating prospective target businesses, selecting one or more target businesses, and structuring, negotiating and consummating the Business Combination. To the extent we use our capital stock in whole or in part as consideration for a Business Combination, the proceeds held in the trust account (less underwriting discounts and commissions and amounts paid to any public stockholders who exercise their conversion rights) as well as any other net proceeds not expended prior to that time will be used to finance the operations of the target business or businesses.

Prior to our Offering, our liquidity needs were satisfied through receipt of $25,000 in stock subscriptions from our initial stockholders and advances from Messrs. Hughes and Lewis that are more fully described below.

In addition, four of our stockholders, including Messrs, Hughes and Lewis, advanced to us an additional $92,990 which was used to pay a portion of the expenses related to our formation, initial public offering and travel. These advances were non-interest bearing, unsecured and payable upon demand. At March 31, 2006, the entire balance was outstanding.

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

Forward Looking Statements

Certain information included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by the use of words, such as “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of the Company’s future business, results of operations, liquidity and operating or financial performance. Such forward-looking statements involve significant material known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risk factors should be considered in connection with any written or oral forward-looking statement that we or any person acting on our behalf may issue in this document or otherwise, now or in the future. Further, certain information contained in this document is a reflection of our intention as of the date of this filing and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions based upon any changes in such factors, in our assumptions or otherwise.

We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. We cannot assure you that any future results, performance or achievements will be achieved. For a discussion of certain of these risks, uncertainties and other factors, see “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in, and if a suitable business target is not identified by us prior to the prescribed liquidation of the trust account we may not engage in, any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. The net proceeds of our Offering held in the Trust Fund and not immediately required have been invested only in United States “government securities,” defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less. Given our limited risk due to our exposure to short-term U.S. Treasury Bills, we do not view the interest rate risk to be significant. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4.	Controls and Procedures

Disclosure controls and procedures. An evaluation was carried out under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal control over financial reporting. During the fiscal quarter to which this report relates, there have been no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of any of our equity securities during the quarter ended March 31, 2006.

For information on our use of proceeds from our initial public offering, please see Item 2 of Part I.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

See Exhibit index on page 16 of this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant’s principal financial officer, thereunto duly authorized.

May 15, 2006	Boulder Specialty Brands, Inc. (Registrant)

/s/ James E. Lewis
James E. Lewis
Vice Chairman
(Authorized officer of Registrant and principal financial and accounting officer)

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002