Form 10-K/A
period 2005-12-31
Boulder Specialty Brands, Inc.
filed 2006-08-14
CIK 1331301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

This Annual Report on Form 10-K/A is being filed as Amendment Number 1 to our Annual Report on Form 10-K which was originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2006. We are filing this form 10-K/A to restate our consolidated financial statements for 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for the warrants to purchase common stock associated with the units sold at the initial public offering of the Company. The Company had previously classified the value of these warrants to purchase common stock as equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. Except as otherwise stated, all financial information contained in this Annual Report on Form 10-K/A gives effect to these restatements. For information concerning the background of the restatements, the specific adjustments made, and management’s discussion and analysis of our results of operations for 2005 giving effect to the restated information, see “Restatement of 2005 Financial Statements” at Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2 and 3 to our Financial Statements.

This Form 10-K/A amends and restates only certain information in the following sections as a result of the current restatements described above:

Part II — Item 6. Selected Financial Data;

Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part II — Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Part II — Item 8. Financial Statements and Supplementary Data; and

Part III — Item 15. Exhibits and Financial Statement Schedules.

For the convenience of the reader, this Form 10-K/A sets forth the entire 2005 Form 10-K which was prepared and relates to the Company as of December 31, 2005. However, this Form 10-K/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our 2005 Form 10-K. Accordingly, except for the foregoing amended information, this Form 10-K/A continues to speak as of March 31, 2006 (the original filing date of the 2005 Form 10-K), and does not reflect events occurring after the filing of our 2005 Form 10-K and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the 2005 Form 10-K have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-K/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

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

Item 6. Selected Financial Data.

The following is a summary of selected financial data of the Company for the period from May 31, 2005, (inception) to December 31, 2005, which should be read in conjunction with the financial statements of the Company and the notes thereto:

SELECTED FINANCIAL DATA

Statement of Operations data

Period from May 31, 2005 (inception) to December 31, 2005
Operating loss	$(2,469,410)
Gain on derivative liabilities	1,808,566
Interest income	23,742
Income taxes	—

Net loss	$(637,102)

Weighted average number of shares outstanding	4,025,031

Net loss per share - basic and diluted	$(0.16)

Balance Sheet data

December 31, 2005
Cash and cash equivalents	$1,548,609
Investments held in trust - restricted	98,354,755

Total Assets	$100,280,424

Derivative liabilities	$17,018,480
Total Liabilities	21,507,996
Common stock subject to possible conversion	19,661,116
Total stockholders’ equity	59,111,312

Total Liabilities and Stockholders’ Equity	$100,280,424

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

Restatement of financial statements

We have restated our financial results for the period ended December 21, 2005, for the fiscal year ended December 31, 2005 and for the interim period ended March 31, 2006 to reflect additional non-operating gains and losses related to the classification of and accounting for the warrants to purchase common stock associated with the units sold at the initial public offering of the Company. The Company had previously classified the value of these warrants to purchase common stock as equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the exercise of the warrants or portion thereof, as the case may be, the corresponding derivative liability will be reclassified as equity.

The accompanying financial statements for the period ended December 31, 2005 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the warrants for the period ended December 31, 2005 are summarized below:

Statement of Operations

	For the period May 31, 2005 (inception) to December 31, 2005
	As Previously Reported	Adjustment	As Restated
Formation and operating costs	$109,554		$109,554
Expenses settled with founders stock	2,359,856		2,359,856

Operating loss	(2,469,410)	—	(2,469,410)
Gain on derivative liabilities		1,808,566	1,808,566
Interest income	23,742		23,742

Net loss	$(2,445,668)	$1,808,566	$(637,102)

Basic and diluted net loss per share	$(0.61)	$0.45	$(0.16)

Weighted average shares outstanding - basic and diluted	4,025,031	—	4,025,031

Balance Sheet

The following table sets forth the effects of the restatement adjustments on the Company’s balance sheet as of December 31, 2005.

	As Previously Reported	Adjustment	As Restated
Assets
Current Assets
Cash and cash equivalents	$1,548,609		$1,548,609
Investments held in trust - restricted	98,354,755		98,354,755
Accrued interest receivable in trust	23,420		23,420
Prepaid assets	352,840		352,840

Total current assets	100,279,624		100,279,624
Other Assets	800		800

Total Assets	$100,280,424	—	$100,280,424

Liabilities and Stockholders’ Equity
Current liabilities
Offering costs payable and accrued expenses	$841,812		$841,812
Advances from stockholders	74,669		74,669
Deferred underwriting fees	3,573,035		3,573,035
Derivative liabilities	—	17,018,480	17,018,480

Total current liabilities	4,489,516	17,018,480	21,507,996

Common stock, subject to possible conversion, 2,550,892 shares at conversion value	19,661,116		19,661,116

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized; none issued or outstanding	—		—
Common stock, $.0001 par value, 75,000,000 shares authorized; 15,951,050 shares issued and outstanding (including 2,550,892 subject to conversion)	1,595		1,595
Additional paid-in capital	78,573,865	(18,827,046)	59,746,819
Deficit accumulated during the development stage	(2,445,668)	1,808,566	(637,102)

Total stockholders’ equity	76,129,792	(17,018,480)	59,111,312

Total liabilities and stockholders’ equity	$100,280,424	—	$100,280,424

Except as otherwise clearly stated, all financial information contained in this Annual Report on Form 10-K/A gives effect to the restatements.

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

Critical Accounting Policies

Our financial statements are and will be based on the selection and application of generally accepted accounting principles in the United States, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We expect to adopt new accounting policies at the time we complete a business combination that address those critical accounting issues that are necessary for a fair presentation of the financial statements and our overall financial statement presentation. The critical accounting policies adopted at that time will involve a higher degree of judgment and complexity in their application than our current accounting policies. In addition to the discussion on Accounting for Warrants and Derivative Instruments below, our significant current accounting policies are presented within Note 2 to our financial statements.

Accounting for Warrants

On December 21, 2005, the Company consummated its initial public offering of 12,760,840 units. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from the Company one share of its common stock at an exercise price of $6.00. In addition, certain initial shareholders of the Company purchased 1,000,000 warrants for $1.70 per warrant with an exercise price of $6.00 per share.

Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the 12,760,840 warrants issued in the Offering to purchase common stock are separately accounted for as liabilities and the 1,000,000 warrants issued to initial shareholders to purchase common stock are accounted for as equity.

Statement of Financial Accounting Standard No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, paragraph 11 (a) of SFAS No. 133 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position from being treated as derivative instruments. While the warrant to purchase the additional 12,760,840 shares is indexed to the Company’s common stock, the fact that the shares underlying the warrants require future registration in accordance with the warrant agreement requires the Company to classify these instruments as a liability in accordance with EITF 00-19 paragraph 14. This derivative liability will be adjusted to fair value, and any changes will be recorded as non-operating gains or losses.

The Company performed a valuation of the warrants to purchase 12,760,840 shares. The fair value at December 31, 2005 was calculated to be $17,018,480, or approximately $1.33 per warrant. This compares to a valuation of $18,827,046, or approximately $1.48 per warrant, when initially valued at December 21, 2005. The net change in the valuation, $1,808,566, was recorded as non-operating gain in the current period.

The pricing model the Company uses for determining fair values of the warrants is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment and may impact net income. The Company uses volatility rates based upon a peer group of ten publicly traded food products companies in the Dow Jones U.S. Small Cap Index. The volatility factor used in Black-Scholes has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. The volatility as calculated approximated at 17.65%. The Company uses a risk-free interest rate, which is the rate on U.S. Treasury instruments, for a security with a maturity that approximates the estimated remaining contractual life of the derivative. Since the warrants of the Company became freely tradable in 2006, in future periods the Company will use the closing market price of the Company’s warrants at the end of a quarter to determine its fair value.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in, and if a suitable business target is not identified by us prior to the prescribed liquidation of the trust account we may not engage in, any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. The net proceeds of our initial public offering held in the trust fund and not immediately required for the purposes set forth above (See “Use of Proceeds from our Initial Public Offering”) have been invested only in United States “government securities,” defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less. Given our limited risk in our exposure to U.S. Treasury Bills, we do not view the interest rate risk to be significant. We have issued warrants that are accounted for as derivative liabilities. One of the factors determining the fair value of the liability is the risk-free interest rate. The fluctuation of the liabilities due to interest rate changes is minimal. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

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

Christopher W.Wolf has over 18 years experience as a financial executive and consultant to companies in the marketing, retail, and technology sectors. Mr. Wolf most recently served as Chief Financial Officer of NiuTech LLC, an internet marketing services company. In this role, Mr. Wolf was responsible for the accounting, financial planning and analysis, treasury and risk management activities of the company. Mr. Wolf also served as an independent consultant during 2004 to 2005, providing consultation on financial reporting, Sarbanes-Oxley compliance, corporate governance, capital structure, mergers and acquisitions and tax planning to a variety of public and private entities. Additional highlights of Mr. Wolf’s experience include:

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

Messrs. Hughes, Lewis, Gillespie, McCarthy, Hooper and O’Brien have further agreed that the founding director warrants purchased from us by them will not be sold or transferred until the completion of a business combination. However, the purchasers of the warrants are permitted to transfer such warrants in certain limited circumstances, such as by will in the event of their death, but the transferees receiving such founding director warrants will be subject to the same sale restrictions imposed on Messrs. Hughes, Lewis, Gillespie, McCarthy, Hooper and O’Brien. If Messrs. Hughes, Lewis, Gillespie, McCarthy, Hooper or O’Brien purchase units for their own account in the open market, any warrants included in those units will be redeemable. The founding director warrant purchases of Messrs. Hughes, Lewis, Gillespie, McCarthy, Hooper and O’Brien are expected to align the interests of these individuals more closely with those of the public stockholders and warrant holders by placing more of the initial stockholders’ capital at risk. Purchases of warrants also demonstrate confidence in our ultimate ability to effect a business combination because the warrants will expire worthless if we are unable to consummate a business combination and are ultimately forced to liquidate.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report

(1)	Financial Statements: The financial statements as set forth under Item 8 of this 10-K/A

(2)	Financial Statement Schedules: Not applicable.

(3)	Index to Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation*

3.2	By-laws*

4.1	Specimen Unit Certificate*

4.2	Specimen Common Stock Certificate*

4.3	Specimen Warrant Certificate*

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant*

10.1.1	Form of Letter Agreement among the Registrant, Roth Capital Partners, LLC and Stephen B. Hughes*

10.1.2	Form of Letter Agreement among the Registrant, Roth Capital Partners, LLC and James E. Lewis*

10.2	Letter Agreement among the Registrant, Roth Capital Partners, LLC and William E. Hooper*

10.3	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Robert F. McCarthy*

10.4	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Michael R. O’Brien*

10.5	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Gerald J. Laber*

10.6	Letter Agreement among the Registrant, Roth Capital Partners, LLC and John T. Stofko*

10.7	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Caroline Elise Hughes Irrevocable Trust*

10.8	Letter Agreement among the Registrant, Roth Capital Partners, LLC and John Trevelyn Hughes Irrevocable Trust*

10.9	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Henry Thomas Hughes Irrevocable Trust*

10.10	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Stephen Feldhaus*

10.11	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Janis M. Lewis*

10.12	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Jeffrey R. Nieder*

10.13	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Peter Mazula*

10.14	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Lee Anne Lewis*

10.15	Promissory Note, dated June 21, 2005, issued to Stephen B. Hughes*

10.16	Promissory Note, dated June 21, 2005, issued to James E. Lewis*

10.17	Letter Agreement among the Registrant, Hughes Consulting, Inc. and Jeltex Holdings, LLC*

10.18	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders*

10.19	Form of Founding Director Warrant Purchase Agreement among the Registrant, Messrs. Stephen B. Hughes and James E. Lewis, certain Directors of the Registrant and a Senior Advisor*

10.20	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers*

10.21	Form of Stock Escrow Agreement among the Registrant, the Initial Stockholders, and Continental Stock Transfer & Trust Company*

10.22	Form of Investment Management Trust Agreement by and between the Registrant and Continental Stock Transfer & Trust Company*

10.23	[Reserved]

10.24	Form of Letter Agreement among the Registrant, Roth Capital Partners, LLC and Robert J. Gillespie*

10.25	[Reserved]

10.26	Letter Agreement between the Registrant, Roth Capital Partners, LLC and Robyn L. Duda*

10.27	Letter Agreement between the Registrant, Roth Capital Partners, LLC and Earl E. Hoellen*

10.28	Form of Non-Compete Agreement between the Registrant and each of its officers and directors*

10.29	Form of Letter Agreement between the Registrant, Citigroup Global Markets Inc. and Robert S. Gluck*

10.30	Form of Lockup Agreement among Citigroup Global Markets Inc. and the Initial Stockholders of the Registrant*

10.31	Contractor Agreement between Boulder Specialty Brands, Inc. and Christopher Wolf dated February 6, 2006***

14	Form of Code of Ethics**

31	Rule 13a-14(a)/15(d)-14(a) Certifications†

32	Section 1350 Certifications†

99.1	Amendment to Underwriting Agreement between Boulder Specialty Brands, Inc. and Citigroup Global Markets, Inc. dated March 31, 2006****

†	Filed herewith.

*	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-126364).
**	Incorporated by reference to exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-126364).
***	Incorporated by reference to exhibits of the same number filed with the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 10, 2006.
****	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2006.

BOULDER SPECIALTY BRANDS, INC.

By:	/s/ Stephen B. Hughes
Stephen B. Hughes
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date
/s/ Stephen B. Hughes Stephen B. Hughes	Chairman and Chief Executive Officer (Principal Executive Officer)	August 14, 2006

/s/ James E. Lewis James E. Lewis	Vice Chairman of the Board of Directors (Principal Financial and Accounting Officer)	August 14, 2006

/s/ Robert S. Gluck Robert S. Gluck	Vice Chairman of the Board of Directors	August 14, 2006

/s/ Robert J. Gillespie Robert J. Gillespie	Director	August 14, 2006

/s/ William E. Hooper William E. Hooper	Director	August 14, 2006

/s/ Gerald J. Laber Gerald J. Laber	Director	August14, 2006

/s/ Robert F. McCarthy Robert F. McCarthy	Director	August 14, 2006

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

As discussed in Note 3 to the accompanying financial statements, the Company has restated its financial statements as of and for the year ended December 31, 2005 to reflect the classification of and the warrants to purchase common stock associated with the units sold at the initial public offering of the Company and the changes in the fair value thereof.

Ehrhardt Keefe Steiner & Hottman PC

March 20, 2006, except for Note 3, for which the date is August 14, 2006

Denver, Colorado

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Balance Sheet

December 31, 2005 (As Restated)

As Restated
Assets
Current Assets
Cash and cash equivalents	$1,548,609
Investments held in trust - restricted	98,354,755
Accrued interest receivable in trust	23,420
Prepaid assets	352,840

Total current assets	100,279,624
Other Assets	800

Total Assets	$100,280,424

Liabilities and Stockholders’ Equity
Current liabilities
Offering costs payable and accrued expenses	$841,812
Advances from stockholders	74,669
Deferred underwriting fees	3,573,035
Derivative liabilities	17,018,480

Total current liabilities	21,507,996
Common stock, subject to possible conversion, 2,550,892 shares at conversion value	19,661,116

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized; none issued or outstanding	—
Common stock, $.0001 par value, 75,000,000 shares authorized; 15,951,050 shares issued and outstanding (including 2,550,892 subject to conversion)	1,595
Additional paid-in capital	59,746,819
Deficit accumulated during the development stage	(637,102)

Total stockholders’ equity	59,111,312

Total liabilities and stockholders’ equity	$100,280,424

See accompanying notes to financial statements

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Statements of Operations

For the period from May 31, 2005 (inception) to December 31, 2005 (As Restated)

As Restated
Formation and operating costs	$109,554
Expenses settled with founders stock	2,359,856

Operating loss	(2,469,410)
Gain on derivative liabilities	1,808,566
Interest income	23,742

Net loss	(637,102)

Basic and diluted net loss per share	$(0.16)

Weighted average shares outstanding - basic and diluted	4,025,031

See accompanying notes to financial statements

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Statement of Changes in Stockholders’ Equity

For the period from May 31, 2005 (inception) to December 31, 2005 ( As Restated)

	Common Stock			Deficit Accumulated During the Development Stage As Restated	Stockholders’ Equity As Restated
	Shares	Amount	Additional Paid-In Capital As Restated
Initial capital from founding stockholders for cash	3,190,210	$319	$24,681	—	$25,000
Sale of 12,760,840 units, net of underwriting discount and offering expenses (including 2,550,892 shares subject to possible conversion)	12,760,840	1,276	94,150,444	—	94,151,720
Proceeds subject to possible conversion of 2,550,892 shares			(19,661,116)		(19,661,116)
Reduction of equity related to warrant liability			(18,827,046)		(18,827,046)
Proceeds from the issuance of warrants	—	—	1,700,000	—	1,700,000
Expenses settled with founders stock	—	—	2,359,856	—	2,359,856
Net loss	—	—	—	(637,102)	(637,102)

Balance at December 31, 2005	15,951,050	$1,595	$59,746,819	$(637,102)	$59,111,312

See accompanying notes to financial statements

BOULDER SPECIALTY BRANDS, INC.

( a development stage company)

Statement of Cash Flows

For the period from May 31, 2005 (inception) to December 31, 2005 (As Restated)

As Restated
Cash flows from operating activities
Net loss	$(637,102)
Adjustments to reconcile net loss to net cash provided by operating activities:
Expenses settled with founders stock	2,359,856
Decrease in derivative liabilities	(1,808,566)
Changes in operating assets and liabilities:
Increase in accrued interest receivable in trust	(23,420)
Increase in prepaid assets	(352,840)
Increase in accounts payable and accrued expenses	461,583

Net cash used in operating activities	(489)

Cash flow from investing activities
Purchase of Treasury Bills - held in trust	(98,354,251)
Increase in cash held in trust	(504)
Payments for other assets	(800)

Net cash used in investing activities	(98,355,555)

Cash flow from financing activities
Proceeds form notes payable to stockholders	200,000
Payments on notes payable to stockholders	(200,000)
Increase on advances from stockholders	74,669
Proceeds from sale of shares of common stock	25,000
Gross proceeds from public offering	102,086,720
Proceeds from sale of warrants	1,700,000
Payments for offering costs	(3,981,736)

Net cash provided by financing activities	99,904,653

Net increase in cash	1,548,609
Cash - Beginning of period	—
Cash - End of period	$1,548,609

Supplemental schedule of non-cash financing activities
Accrual of deferred offering costs	$380,229

Accrual of deferred underwriting fees	$3,573,035

Accrual of derivative liability associated with warrants	$18,827,046

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

$841,812

Accounting for Warrants – Derivative Liability

On December 21, 2005, the Company consummated its Offering of 12,760,840 Units. Each Unit consists of one share of common stock and one redeemable common stock purchase Warrant. Each Warrant entitles the holder to purchase from the Company one share of its common stock at an exercise price of $6.00. In addition, certain initial shareholders of the Company purchased 1,000,000 warrants for $1.70 per warrant with an exercise price of $6.00 per share.

Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the 12,760,840 Warrants issued in the Offering to purchase common stock are separately accounted for as liabilities and the 1,000,000 warrants issued to initial shareholders to purchase common stock are accounted for as equity.

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Accounting for Warrants (continued)

Statement of Financial Accounting Standard No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, paragraph 11 (a) of SFAS No. 133 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position from being treated as derivative instruments. While the Warrants to purchase the additional 12,760,840 shares is indexed to the Company’s common stock, the fact that the shares underlying the Warrants require future registration in accordance with the warrant agreement, requires the Company to classify these instruments as a liability in accordance with EITF 00-19 paragraph 14. This derivative liability will be adjusted to fair value, and any changes will be recorded as non-operating gains or losses.

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

The effective tax rate differs from the statutory tax rate due to nondeductible expenses settled with founders stock, changes in the derivative liability, state income tax and the increase in the valuation allowance.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, (“SFAS No. 123R”) “Share-Based Payment”. SFAS No. 123R replaced SFAS No. 123 and superseded APB 25. SFAS No. 123R will require compensation cost related to equity-based payment transactions to be recognized in financial statements. SFAS No. 123R requires measurement of the cost of equity-based payment transactions to employees at the estimated fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R requires implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma footnote disclosures required under SFAS No. 123. The provisions of SFAS No. 123R will be adopted by the Company effective for the fiscal year beginning January 1, 2006. The impact on the Company’s financial statements will correlate directly with the number of options, if any, issued by the Company. The Company has no option plans authorized or existing at December 31, 2005.

Other than the aforementioned, management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Financial Statements

Note 3 - Restatement and Reclassifications of Previously Issued Financial Statements and Derivative Liability

In August, 2006, the Company concluded that it was necessary to restate its financial results for the period ended December 21, 2005, for the fiscal year ended December 31, 2005 and for the interim period ended March 31, 2006 to reflect additional non-operating gains and losses related to the classification of and accounting for the warrants to purchase common stock associated with the units sold at the initial public offering of the Company. The Company had previously classified the value of these warrants to purchase common stock as equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

The Company performed a valuation of the Warrants to purchase 12,760,840 shares. The fair value at December 31, 2005 was calculated to be $17,018,480, or approximately $1.33 per warrant. This compares to a valuation of $18,827,046, or approximately $1.48 per warrant, when initially valued at December 21, 2005. The net change in the valuation, $1,808,566, was recorded as non-operating gain in the current period.

The pricing model the Company uses for determining fair values of the Warrants is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment and may impact net income. The Company uses volatility rates based upon a peer group of ten publicly traded food products companies in the Dow Jones U.S. Small Cap Index. The volatility factor used in Black-Scholes has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. The volatility as calculated approximated at 17.65%. The Company uses a risk-free interest rate, which is the rate on U.S. Treasury instruments, for a security with a maturity that approximates the estimated remaining contractual life of the derivative. Since the Warrants of the Company became freely tradable in 2006, in future periods the Company will use the closing market price of the Company’s Warrants at the end of a quarter to determine its fair value.

The accompanying financial statements for the period ended December 31, 2005 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the warrants for the period ended December 31, 2005 are summarized below:

Statement of Operations

	For the period May 31, 2005 (inception) to December 31, 2005
	As Previously Reported	Adjustment	As Restated
Formation and operating costs	$109,554		$109,554
Expenses settled with founders stock	2,359,856		2,359,856

Operating loss	(2,469,410)	—	(2,469,410)
Gain on derivative liabilities		1,808,566	1,808,566
Interest income	23,742		23,742

Net loss	(2,445,668)	1,808,566	(637,102)

Basic and diluted net loss per share	(0.61)	0.45	$(0.16)

Weighted average shares outstanding - basic and diluted	4,025,031	—	4,025,031

Balance Sheet

The following table sets forth the effects of the restatement adjustments on the Company’s balance sheet as of December 31, 2005.

	As Previously Reported	Adjustment	As Restated
Assets
Current Assets
Cash and cash equivalents	$1,548,609		$1,548,609
Investments held in trust - restricted	98,354,755		98,354,755
Accrued interest receivable in trust	23,420		23,420
Prepaid assets	352,840		352,840

Total current assets	100,279,624		100,279,624
Other Assets	800		800

Total Assets	$100,280,424	—	$100,280,424

Liabilities and Stockholders’ Equity
Current liabilities
Offering costs payable and accrued expenses	$841,812		$841,812
Advances from stockholders	74,669		74,669
Deferred underwriting fees	3,573,035		3,573,035
Derivative liabilities	—	17,018,480	17,018,480

Total current liabilities	4,489,516	17,018,480	21,507,996
Common stock, subject to possible conversion, 2,550,892 shares at conversion value	19,661,116		19,661,116

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized; none issued or outstanding	—		—
Common stock, $.0001 par value, 75,000,000 shares authorized; 15,951,050 shares issued and outstanding (including 2,550,892 subject to conversion)	1,595		1,595
Additional paid-in capital	78,573,865	(18,827,046)	59,746,819
Deficit accumulated during the development stage	(2,445,668)	1,808,566	(637,102)

Total stockholders’ equity	76,129,792	(17,018,480)	59,111,312

Total liabilities and stockholders’ equity	$100,280,424	—	$100,280,424

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