Form 10-Q/A
period 2006-03-31
Boulder Specialty Brands, Inc.
filed 2006-08-14
CIK 1331301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from                      to

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

Introductory Note

This Quarterly Report on Form 10-Q/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-Q which was originally filed with the Securities and Exchange Commission (“SEC”) on May 15, 2006. We are filing this form 10-Q/A to restate our financial statements for the periods ended March 31, 2006 to reflect additional non-operating gains and losses related to the classification of and accounting for the warrants to purchase common stock associated with the units sold at the initial public offering of the Company. The Company had previously classified the value of these warrants to purchase common stock as equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. Except as otherwise stated, all financial information contained in this Quarterly Report on Form 10-Q gives effect to these restatements. For information concerning the background of the restatements, the specific adjustments made, and management’s discussion and analysis of our results of operations for 2006 giving effect to the restated information, see “Restatement of Financial Statements” at Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 3 and 4 to our Financial Statements.

This Form 10-Q/A amends and restates only certain information in the following sections as a result of the current restatements described above:

Part I — Item 1. Financial Statements

Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I — Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the convenience of the reader, this Form 10-Q/A sets forth the entire Form 10-Q which was prepared and relates to the Company as of March 31, 2006. However, this Form 10-Q/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our March 31, 2006 Form 10-Q. Accordingly, except for the foregoing amended information, this Form 10-Q/A continues to speak as of May 15, 2006 (the original filing date of the March 31, 2006 Form 10-Q), and does not reflect events occurring after the filing of our March 31, 2006 Form 10-Q and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the 2006 Form 10-Q have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-Q/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Balance Sheets (As Restated)

	As Restated (Unaudited) March 31, 2006	As Restated December 31, 2005
Assets
Current assets
Cash and cash equivalents	$868,836	$1,548,609
Investments held in trust - restricted	98,354,755	98,354,755
Accrued interest receivable in trust	1,078,344	23,420
Prepaid assets	259,740	352,840

Total current assets	100,561,675	100,279,624
Other assets	800	800

Total assets	$100,562,475	$100,280,424

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$269,423	$841,812
Advances from stockholders	92,990	74,669
Deferred underwriting fees	3,573,035	3,573,035
Deferred tax liability	284,336	—
Derivative liabilities	17,865,176	17,018,480

Total current liabilities	22,084,960	21,507,996
Common stock, subject to possible conversion, 2,550,892 shares at conversion value	19,661,116	19,661,116
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0001 par value, 75,000,000 shares authorized; 15,951,050 shares issued and outstanding (including 2,550,892 subject to conversion)	1,595	1,595
Additional paid-in capital	59,742,993	59,746,819
Deficit accumulated during the development stage	(928,189)	(637,102)

Total stockholders’ equity	58,816,399	59,111,312

Total liabilities and stockholders’ equity	$100,562,475	$100,280,424

See accompanying notes to unaudited financial statements

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Statements of Operations (Unaudited) (As Restated)

	As Restated Three months ended March 31, 2006	As Restated May 31, 2005 (inception) to March 31, 2006
Formation and operating costs	$223,630	$333,185
Expenses settled with founders stock	—	2,359,856

Operating loss	(223,630)	(2,693,041)
Gains (losses) on derivative liabilities	(846,696)	961,870
Interest income	1,063,575	1,087,318

Loss before income taxes	(6,751)	(643,853)
Income tax expense	284,336	284,336

Net loss	$(291,087)	$(928,189)

Basic and diluted net loss per share	$(0.02)	$(0.13)

Weighted average shares outstanding - basic and diluted	14,355,945	7,070,761

See accompanying notes to unaudited financial statements

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Statement of Changes in Stockholders’ Equity (Unaudited)

For the period from May 31, 2005 (inception) to March 31, 2006 (As Restated)

	Common Stock			Deficit Accumulated During the Development Stage As Restated	Stockholders' Equity As Restated
	Shares	Amount	Additional Paid-In Capital As Restated
Initial capital from founding stockholders for cash	3,190,210	$319	$24,681	—	$25,000
Sale of 12,760,840 units, net of underwriting discount and offering expenses (including 2,550,892 shares subject to possible conversion)	12,760,840	1,276	94,150,444	—	94,151,720
Proceeds subject to possible conversion of 2,550,892 shares	—	—	(19,661,116)	—	(19,661,116)
Reduction in equity due to warrant liability			(18,827,046)		(18,827,046)
Proceeds from the issuance of warrants	—	—	1,700,000	—	1,700,000
Expenses settled with founders stock	—	—	2,359,856	—	2,359,856
Net loss	—	—	—	(637,102)	(637,102)

Balance at December 31, 2005	15,951,050	1,595	59,746,819	(637,102)	59,111,312
Adjustment of offering costs incurred			(3,826)		(3,826)
Net loss				(291,087)	(291,087)

Balance at March 31, 2006 (unaudited)	15,951,050	$1,595	$59,742,993	$(928,189)	$58,816,399

See accompanying notes to unaudited financial statements

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Statements of Cash Flows (Unaudited) (As Restated)

	As Restated Three months ended March 31, 2006	As Restated May 31, 2005 (inception) to March 31, 2006
Cash flows from operating activities
Net income (loss)	$(291,087)	$(928,189)
Adjustments to reconcile net loss to net cash provided by operating activities:
Expenses settled with founders stock	—	2,359,856
Deferred income taxes	284,336	284,336
Accrued interest receivable in trust	(1,054,924)	(1,078,344)
Increase (decrease) in derivative liabilities	846,696	(961,870)
Changes in operating assets and liabilities:
Prepaid assets	93,100	(259,740)
Accounts payable and accrued expenses	(193,181)	268,402

Net cash used in operating activities	(315,060)	(315,549)
Cash flow from investing activities
Purchase of Treasury Bills - held in trust	—	(98,354,251)
Increase in cash held in trust	—	(504)
Payments for other assets	—	(800)

Net cash used in investing activities	—	(98,355,555)
Cash flow from financing activities
Proceeds form notes payable to stockholders	—	200,000
Payments on notes payable to stockholders	—	(200,000)
Increase in advances from stockholders	18,321	92,990
Proceeds from sale of shares of common stock	—	25,000
Gross proceeds from public offering	—	102,086,720
Proceeds from sale of warrants	—	1,700,000
Payments for offering costs	(383,034)	(4,364,770)

Net cash provided (used) by financing activities	(364,713)	99,539,940

Net increase (decrease) in cash	(679,773)	868,836
Cash - Beginning of period	1,548,609	—

Cash - End of period	$868,836	$868,836

Supplemental schedule of non-cash financing activities
Accrual of deferred offering costs	$1,021	$1,021

Accrual of deferred underwriting fees	$—	$3,573,035

Accrual of derivative liability associated with warrants	$—	$18,827,046

See accompanying notes to unaudited financial statements

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Unaudited Financial Statements

Note 1 – Basis of Presentation

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements that were included in the Company’s Form 10-K/A for the year ended December 31, 2005.

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

All activity from May 31, 2005 (inception) through March 31, 2006 relates to the Company’s formation, initial public offering (the “Offering”) described below and in Note 5, and search for a business combination, described below. The Company has selected December 31, as its fiscal year end.

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

The Company will dissolve and promptly distribute only to its Public Stockholders the amount in the trust account less any income taxes payable on interest income and interest income previously released to the Company, as described above, plus any remaining net assets if the Company does not effect a Business Combination by June 16, 2007 (or by December 16, 2007 if a letter of intent, agreement in principle or definitive agreement has been executed by June 16, 2007 and the Business Combination has not yet been consummated by June 16, 2007). In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 5).

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

Statement of Financial Accounting Standard No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, paragraph 11 (a) of SFAS No. 133 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position from being treated as derivative instruments. While the Warrants to purchase the additional 12,760,840 shares are indexed to the Company’s common stock, the fact that the shares underlying the Warrants require future registration in accordance with the warrant agreement, requires the Company to classify these instruments as a liability in accordance with EITF 00-19 paragraph 14. This derivative liability will be adjusted to fair value, and any changes will be recorded as non-operating gains or losses.

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Unaudited Financial Statements

Note 3 – Summary of Significant Accounting Policies (continued)

Income (Loss) per Share of Common Stock

Income (Loss) per share is computed by dividing net income or loss applicable to common stockholders by the weighted average shares of common stock outstanding for the period. No effect has been given to 1,595,105 common shares that have been placed in escrow and will not be released from escrow until an initial Business Combination has been completed and the last sales price of the Company’s common stock thereafter equals or exceeds $11.50 per share for any 20 trading days within any 30 day trading period beginning after completion of an initial Business Combination. Such shares are considered contingently issuable shares under SFAS No. 128 and are not considered outstanding for purposes of computing income or loss per share of common stock. The effect of 12,760,840 outstanding warrants, issued in connection with the initial public offering described in Note 5, and an additional 1,000,000 outstanding warrants, issued to certain stockholders, has not been considered in the diluted income (loss) per share since the warrants are contingently exercisable.

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

Note 4 - Restatement and Reclassifications of Previously Issued Financial Statements and Derivative Liability

In August, 2006, the Company concluded that it was necessary to restate its financial results for the period ended December 21, 2005, for the fiscal year ended December 31, 2005 and for the interim period ended March 31, 2006 to reflect additional non-operating gains and losses related to the classification of and accounting for the Warrants to purchase common stock associated with the Units sold in the Offering of the Company. The Company had previously classified the value of these Warrants to purchase common stock as equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the exercise of the Warrants, or portion thereof as the case may be, the corresponding derivative liability will be reclassified as equity.

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Unaudited Financial Statements

Note 4 – Restatement and Reclassifications of Previously Issued Financial Statements and Derivative Liability (continued)

The Warrants sold as part of the Units in our Offering began separate trading from the Units in January 2006 and the price is quoted on the Over the Counter Bulletin Board (“OTCBB”). Consequently, the fair value of these Warrants is estimated as the market price of a Warrant at each period end. To the extent that the market price increases or decreases, the Company’s derivative liabilities will also increase or decrease, with a corresponding effect on the Company’s consolidated statement of operations. The fair value at March 31, 2006 was calculated to be $17,865,176 or approximately $1.40 per warrant. This compares to a valuation of $17,018,480, or approximately $1.33 per warrant, when valued at December 31, 2005. The net change in the valuation, $846,696, was recorded as non-operating loss in the current period.

Prior to January 2006, the Company performed a valuation of the warrants to purchase 12,760,840 shares. The pricing model the Company used for determining fair value of the warrants is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model used market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment and may impact net income. The Company used volatility rates based upon a peer group of ten publicly traded food products companies in the Dow Jones U.S. Small Cap Index. The volatility factor used in Black-Scholes had a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. The volatility as calculated at December 31, 2005 approximated at 17.65%. The Company used a risk-free interest rate, which is the rate on U.S. Treasury instruments, for a security with a maturity that approximated the estimated remaining contractual life of the derivative.

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Unaudited Financial Statements

The accompanying financial statements for the period ended March 31, 2006 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the Warrants for the period ended March 31, 2006 are summarized below:

Statement of Operations

	For the three months ended March 31, 2006
	As Previously Reported	Adjustment	As Restated
Formation and operating costs	$223,630		$223,630

Operating loss	(223,630)	—	(223,630)
Gain (loss) on derivative liabilities		(846,696)	(846,696)
Interest income	1,063,575		1,063,575

Income before income tax	839,945	(846,696)	(6,751)
Income tax	284,336	—	284,336

Net income (loss)	$555,609	$(846,696)	$(291,087)

Basic and diluted net loss per share	$0.04	$(0.06)	$(0.02)

Weighted average shares outstanding - basic and diluted	14,355,945	—	14,355,945

	For the period from May 31, 2005 (inception) to March 31, 2006
	As Previously Reported	Adjustment	As Restated
Formation and operating costs	$333,185		$333,185
Expenses settled with founders stock	2,359,856		$2,359,856

Operating loss	(2,693,041)	—	(2,693,041)
Gain (loss) on derivative liabilities	—	961,870	961,870
Interest income	1,087,318		1,087,318

Income before income tax	(1,605,723)	961,870	(643,853)
Income tax	284,336	—	284,336

Net income (loss)	$(1,890,059)	$961,870	$(928,189)

Basic and diluted net loss per share	$(0.27)	$0.14	$(0.13)

Weighted average shares outstanding - basic and diluted	7,070,761	—	7,070,761

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Unaudited Financial Statements

Balance Sheet

The following table sets forth the effects of the restatement adjustments on the Company’s balance sheet as of March 31, 2006.

	As Previously Reported	Adjustment	As Restated
Assets
Current Assets
Cash and cash equivalents	$868,836		$868,836
Investments held in trust - restricted	98,354,755		98,354,755
Accrued interest receivable in trust	1,078,344		1,078,344
Prepaid assets	259,740		259,740

Total current assets	100,561,675		100,561,675
Other Assets	800		800

Total Assets	$100,562,475	—	$100,562,475

Liabilities and Stockholders’ Equity
Current liabilities
Offering costs payable and accrued expenses	$269,423		$269,423
Advances from stockholders	92,990		92,990
Deferred underwriting fees	3,573,035		3,573,035
Deferred tax liability	284,336		284,336
Derivative liabilities	—	17,865,176	17,865,176

Total current liabilities	4,219,784	17,865,176	22,084,960

Common stock, subject to possible conversion, 2,550,892 shares at conversion value	19,661,116		19,661,116
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized; none issued or outstanding	—		—
Common stock, $.0001 par value, 75,000,000 shares authorized; 15,951,050 shares issued and outstanding (including 2,550,892 subject to conversion)	1,595		1,595
Additional paid-in capital	78,570,039	(18,827,046)	59,742,993
Deficit accumulated during the development stage	(1,890,059)	961,870	(928,189)

Total stockholders’ equity	76,681,575	(17,865,176)	58,816,399

Total liabilities and stockholders’ equity	$100,562,475	—	$100,562,475

Note 5 – Initial Public Offering

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

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Unaudited Financial Statements

Note 5 – Initial Public Offering (continued)

The Company agreed to pay the Underwriters of the Offering fees equal to 7.0% of the gross proceeds; the Underwriters have agreed to defer 3.5% of their fees until consummation of a Business Combination. The Company will pay the deferred fees out of the proceeds of the Offering held in trust.

Note 6 – Notes Payable to Stockholders and Related Party Transactions

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

Note 7 – Commitment and Contingency

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

Note 8 – Common Stock

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

Note 9 – Preferred Stock

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

Restatement of Financial Statements

In August, 2006, the Company concluded that it was necessary to restate its financial results for the period ended December 21, 2005, for the fiscal year ended December 31, 2005 and for the interim period ended March 31, 2006 to reflect additional non-operating gains and losses related to the classification of and accounting for the warrants to purchase common stock associated with the units sold at the initial public offering of the Company. The Company had previously classified the value of these warrants to purchase common stock as equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the exercise of the warrants, or portion thereof as the case may be, the corresponding derivative liability will be reclassified as equity.

The accompanying financial statements for the period ended March 31, 2006 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the warrants for the period ended March 31, 2006 are summarized below:

Statement of Operations

	For the three months ended March 31, 2006
	As Previously Reported	Adjustment	As Restated
Formation and operating costs	$223,630		$223,630

Operating loss	(223,630)	—	(223,630)
Gain (loss) on derivative liabilities		(846,696)	(846,696)
Interest income	1,063,575		1,063,575

Income before income tax	839,945	(846,696)	(6,751)
Income tax	284,336	—	284,336

Net income (loss)	$555,609	$(846,696)	$(291,087)

Basic and diluted net loss per share	$0.04	$(0.06)	$(0.02)

Weighted average shares outstanding - basic and diluted	14,355,945	—	14,355,945

	For the period from May 31, 2005 (inception) to March 31, 2006
	As Previously Reported	Adjustment	As Restated
Formation and operating costs	$333,185		$333,185
Expenses settled with founders stock	2,359,856		$2,359,856

Operating loss	(2,693,041)	—	(2,693,041)
Gain (loss) on derivative liabilities	—	961,870	961,870
Interest income	1,087,318		1,087,318

Income before income tax	(1,605,723)	961,870	(643,853)
Income tax	284,336	—	284,336

Net income (loss)	$(1,890,059)	$961,870	$(928,189)

Basic and diluted net loss per share	$(0.27)	$0.14	$(0.13)

Weighted average shares outstanding - basic and diluted	7,070,761	—	7,070,761

Balance Sheet

The following table sets forth the effects of the restatement adjustments on the Company’s balance sheet as of March 31, 2006.

	As Previously Reported	Adjustment	As Restated
Assets
Current Assets
Cash and cash equivalents	$868,836		$868,836
Investments held in trust - restricted	98,354,755		98,354,755
Accrued interest receivable in trust	1,078,344		1,078,344
Prepaid assets	259,740		259,740

Total current assets	100,561,675		100,561,675
Other Assets	800		800

Total Assets	$100,562,475	—	$100,562,475

Liabilities and Stockholders’ Equity
Current liabilities
Offering costs payable and accrued expenses	$269,423		$269,423
Advances from stockholders	92,990		92,990
Deferred underwriting fees	3,573,035		3,573,035
Deferred tax liability	284,336		284,336
Derivative liabilities	—	17,865,176	17,865,176

Total current liabilities	4,219,784	17,865,176	22,084,960

Common stock, subject to possible conversion,
2,550,892 shares at conversion value	19,661,116		19,661,116
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized; none issued or outstanding	—		—
Common stock, $.0001 par value, 75,000,000 shares authorized; 15,951,050 shares issued and outstanding (including 2,550,892 subject to conversion)	1,595		1,595
Additional paid-in capital	78,570,039	(18,827,046)	59,742,993
Deficit accumulated during the development stage	(1,890,059)	961,870	(928,189)

Total stockholders’ equity	76,681,575	(17,865,176)	58,816,399

Total liabilities and stockholders’ equity	$100,562,475	—	$100,562,475

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

Net loss of $291,087 for the three months ended March 31, 2006 consists of interest income primarily on the Trust Fund investment of $1,053,874 along with $9,701 of other interest income reduced by $30,000 for a monthly administrative services agreement, $17,032 for professional fees, $ 43,801 for consulting expenses, $88,772 for officer liability insurance, $32,650 for travel expenses, $11,375 for other expenses and income tax expense of $284,336. In addition, the loss on derivative liability was $846,696.

Net loss of $928,189 for the period from May 31, 2005 (inception) to March 31, 2006 consists of $2,359,856 for stock related compensation expense, $35,200 for a monthly administrative services agreement, $32,032 for professional fees, $43,801 for consulting fees, $105,540 for officer liability insurance, $70,415 for franchise taxes, $32,650 for travel expenses, $13,547 for other expenses and $284,336 of income tax expense offset by interest income on the Trust Fund investment of $1,077,294 along with $10,024 of other interest income. The gain on derivative liability was $961,870.

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

We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. We cannot assure you that any future results, performance or achievements will be achieved. For a discussion of certain of these risks, uncertainties and other factors, see “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.

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

See Exhibit index on page 25 of this quarterly report on Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant’s principal financial officer, thereunto duly authorized.

August 14, 2006	Boulder Specialty Brands, Inc. (Registrant)

/s/ James E. Lewis
James E. Lewis
Vice Chairman (Authorized officer of Registrant and principal financial and accounting officer)

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002