Form 10-Q
period 2006-06-30
Boulder Specialty Brands, Inc.
filed 2006-08-14
CIK 1331301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ to ______________

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

At August 1, 2006 the Registrant had outstanding 15,951,050 shares of Common Stock.

BOULDER SPECIALTY BRANDS, Inc.

INDEX

		Page

Part I. Financial Information

Item 1.	Financial Statements

	Balance Sheets at June 30, 2006 (unaudited) and December 31, 2005	2

	Unaudited Statements of Operations for the three months ended June 30, 2006 and June 30, 2005, for the six months ended June 30, 2006, and from inception to June 30, 2006	3

	Unaudited Statement of Changes in Stockholders’ Equity from inception to June 30, 2006	4

	Unaudited Statements of Cash Flows for the six months ended June 30, 2006 and June 30, 2005, and from inception to June 30, 2006	5

	Notes to Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17

Item 4.	Controls and Procedures	18

Part II. Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

Exhibit Index		22

Part I. Financial Information

Item 1.	Financial Statements

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Balance Sheets

	(Unaudited) June 30, 2006	As Restated December 31, 2005
Assets
Current assets
Cash and cash equivalents	$1,426,373	$1,548,609
Investments held in trust - restricted	99,712,509	98,354,755
Accrued interest receivable in trust	25,320	23,420
Prepaid and other current assets	168,502	352,840
Deferred tax asset	234,529	—

Total current assets	101,567,233	100,279,624
Other assets	189,123	800

Total assets	$101,756,356	$100,280,424

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$629,617	$841,812
Advances from stockholders	136,093	74,669
Deferred underwriting fees	3,573,035	3,573,035
Income taxes payable	666,644	—
Derivative liabilities	14,802,574	17,018,480

Total current liabilities	19,807,963	21,507,996
Common stock, subject to possible conversion, 2,550,892 shares at conversion value	19,661,116	19,661,116
Deferred interest income	118,451	—
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0001 par value, 75,000,000 shares authorized; 15,951,050 shares issued and outstanding (including 2,550,892 subject to conversion)	1,595	1,595
Additional paid-in capital	59,741,972	59,746,819
Deficit accumulated during the development stage	2,425,259	(637,102)

Total stockholders’ equity	62,168,826	59,111,312

Total liabilities and stockholders’ equity	$101,756,356	$100,280,424

See accompanying notes to unaudited financial statements

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Statements of Operations (Unaudited)

	Three months ended June 30, 2006	May 31, 2005 (inception) to June 30, 2005	Six months ended June 30, 2006	May 31, 2005 (inception) to June 30, 2006
Formation and operating costs	$506,705	$685	$730,334	$839,888
Expenses settled with founders stock	—	—	—	2,359,856

Operating loss	(506,705)	(685)	(730,334)	(3,199,744)
Interest income	945,329	—	2,008,904	2,032,646
Gain on derivative liability	3,062,602		2,215,906	4,024,472

Income (loss) before income taxes	3,501,226	(685)	3,494,476	2,857,374
Income tax expense	147,778	—	432,115	432,115

Net income (loss)	$3,353,448	$(685)	$3,062,361	$2,425,259

Basic and diluted net income (loss) per share	$0.23	$(0.00)	$0.21	$0.28

Weighted average shares outstanding - basic and diluted	14,355,945	3,190,210	14,355,945	8,744,881

See accompanying notes to unaudited financial statements

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Statement of Changes in Stockholders’ Equity (Unaudited)

For the period from May 31, 2005 (inception) to June 30, 2006

	Common Stock		Additional Paid-In Capital As Restated	Deficit Accumulated During the Development Stage As Restated	Stockholders’ Equity As Restated
	Shares	Amount
Initial capital from founding stockholders for cash	3,190,210	$319	$24,681	—	$25,000
Sale of 12,760,840 units, net of underwriting discount and offering expenses (including 2,550,892 shares subject to possible conversion)	12,760,840	1,276	94,150,444	—	94,151,720
Proceeds subject to possible conversion of 2,550,892 shares	—	—	(19,661,116)	—	(19,661,116)
Reduction of equity related to warrant liability			(18,827,046)		(18,827,046)
Proceeds from the issuance of warrants	—	—	1,700,000	—	1,700,000
Expenses settled with founders stock	—	—	2,359,856	—	2,359,856
Net loss	—	—	—	(637,102)	(637,102)

Balance at December 31, 2005	15,951,050	1,595	59,746,819	(637,102)	59,111,312
Finalization of offering costs incurred			(4,847)		(4,847)
Net income				3,062,361	3,062,361

Balance at June 30, 2006 (unaudited)	15,951,050	$1,595	$59,741,972	$2,425,259	$62,168,826

See accompanying notes to unaudited financial statements

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Statements of Cash Flows (Unaudited)

	Six months ended June 30, 2006	May 31, 2005 (inception) to June 30, 2005	As Restated May 31, 2005 (inception) to June 30, 2006
Cash flows from operating activities
Net income (loss)	$3,062,361	$(685)	$2,425,259
Adjustments to reconcile net loss to net cash provided by operating activities:
Expenses settled with founders stock	—		2,359,856
Deferred income taxes	(234,529)		(234,529)
Accrued interest receivable in trust	(1,900)		(25,320)
Decrease in derivative liabilities	(2,215,906)		(4,024,472)
Deferred interest income	118,451		118,451
Changes in operating assets and liabilities:
Prepaid assets and other current assets	184,338		(168,502)
Accounts payable and accrued expenses	(80,230)	28,050	381,353
Income taxes payable	666,644		666,644

Net cash used in operating activities	1,499,229	27,365	1,498,740
Cash flow from investing activities
Proceeds from maturity of Treasury Bills - held in Trust	98,354,251		98,354,251
Purchase of Treasury Bills - held in trust	(99,712,236)		(198,066,487)
(Increase) decrease in cash held in trust	231		(273)
Payments for other assets	—		(800)

Net cash used in investing activities	(1,357,754)	0	(99,713,309)
Cash flow from financing activities
Proceeds form notes payable to stockholders	—	200,000	200,000
Payments on notes payable to stockholders	—		(200,000)
Increase in advances from stockholders	61,424	4,669	136,093
Proceeds from sale of shares of common stock	—	25,000	25,000
Gross proceeds from public offering	—		102,086,720
Proceeds from sale of warrants	—		1,700,000
Payments for offering costs	(325,135)	(170,374)	(4,306,871)

Net cash provided (used) by financing activities	(263,711)	59,295	99,640,942

Net increase (decrease) in cash	(122,236)	$86,660	1,426,373
Cash - Beginning of period	1,548,609	—	—

Cash - End of period	$1,426,373	$86,660	$1,426,373

Supplemental schedule of non-cash financing activities
Accrual of deferred acquisition costs	$188,323	$—	$—

Accrual of deferred underwriting fees	$—	$—	$3,573,035

Accrual of derivative liability associated with warrants	$—	$—	$18,827,046

See accompanying notes to unaudited financial statements

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Notes to Unaudited Financial Statements

Note 1 – Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements that were included in the Company’s Form 10-K/A for the year ended December 31, 2005.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as disclosed herein, considered necessary for a fair statement of our financial position, the results of our operations and cash flows, and the changes in stockholders’ equity have been included in these unaudited condensed financial statements.

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

All activity from May 31, 2005 (inception) through June 30, 2006 relates to the Company’s formation, initial public offering (the “Offering”) described below and in Note 4, and search for a business combination, described below. The Company has selected December 31, as its fiscal year end.

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

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Notes to Unaudited Financial Statements

Note 2 – Organization and Nature of Business Operations (continued)

Approximately 96% of the proceeds of the Offering were placed in a trust account invested until the earlier of (i) the consummation of the Company’s first Business Combination or (ii) the liquidation of the Company. The proceeds in the trust account include 3.5% of the gross proceeds representing deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination. The remaining proceeds outside of the trust account, together with interest income on the balance in the trust account, net of income taxes on such interest, of up to $750,000 that is releasable to the Company, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The $750,000 from the trust account is available to the Company for use in due diligence and for general and administrative expenses.

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

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Notes to Unaudited Financial Statements

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2006, and periodically from completion of its initial public offering, the Company has maintained balances in various operating accounts in excess of federally insured limits.

Investments Held in Trust

At June 30, 2006, the investments held in trust consisted principally of short term Treasury Bills. The Company has the ability and the intent to hold its investments until maturity. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, the Company carries its investments at amortized cost.

Other Assets

Other assets consist primarily of deferred acquisition costs of $188,323. These costs relate to ongoing due diligence.

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

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Notes to Unaudited Financial Statements

Note 3 – Summary of Significant Accounting Policies (continued)

Accounting for Warrants – Derivative Liability (continued)

The Warrants sold as part of the Units in our Offering began separate trading from the Units in January 2006 and the price is quoted on the Over the Counter Bulletin Board (“OTCBB”). Consequently, the fair value of these Warrants is estimated as the market price of a Warrant at each period end. To the extent that the market price increases or decreases, the Company’s derivative liabilities will also increase or decrease, with a corresponding effect on the Company’s consolidated statement of operations. The fair value at June 30, 2006 was calculated to be $14,802,574, or approximately $1.16 per warrant. This compares to a valuation of $17,865,176, or approximately $ 1.40 per warrant and $17,018,480, or approximately $1.33 per warrant, when valued at March 31, 2006 and December 31, 2005, respectively. The net change in the valuation from March 31, 2006 through June 30, 2006 of $3,062,602 was recorded as a non-operating gain for the three months ended June 30, 2006. For the six months ended June 30, 2006, the change in valuation from December 31, 2005 resulted in a non-operating gain of $2,215,906 being recognized. For the period from May 31, 2005 (inception) through June 30, 2006, $4,024,472 was recognized as a non-operating gain.

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

Deferred Interest Income

Deferred interest income consists of the 19.99% of interest earned on investments held in trust, less allocable income taxes, net of the interest income (less income taxes payable) of $750,000 on the balance of the trust account previously released to the Company, which is subject to the right of conversion.

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

Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. For the three and six month period ended June 30, 2006, the effective tax rate was higher than the statutory tax rate primarily due to the effect of the change in derivative liabilities.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R replaced SFAS No. 123 and superseded APB 25. SFAS No. 123R will require compensation cost related to equity-based payment transactions to be recognized in financial statements. SFAS No. 123R requires measurement of the cost of equity-based payment transactions to employees at the estimated fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R requires implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma footnote disclosures required under SFAS No. 123. The provisions of SFAS No. 123R have been adopted by the Company effective for the fiscal year beginning January 1, 2006. The impact on the Company’s financial statements will correlate directly with the number of options, if any, issued by the Company. The Company has no option plans authorized or existing at June 30, 2006.

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Notes to Unaudited Financial Statements

Note 3 – Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In March 2006, Statement No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (“FAS 156”), was released. FAS 156 amends Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”), to require that all separately recognized servicing assets and liabilities in accordance with FAS 140 be initially measured at fair value, if practicable. Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. FAS 156 is also effective for the Company beginning January 1, 2007; however, the standard is not expected to have any impact on the Company’s financial position, results of operation or cash flows.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Company is currently evaluating the effect that the adoption of SFAS 155 will have on its financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and requires the retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The retrospective application of the change would be limited to the direct effects of the change, and indirect effects would be recognized in the period of the accounting change.

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

The Company has agreed to pay up to $10,000 a month in total for office space and general and administrative services to affiliates of two of the Initial Stockholders. Services commenced on the effective date of the Offering and will terminate upon the earlier of (i) the consummation of a Business Combination, or (ii) the liquidation of the Company. Approximately $5,200 was incurred under this arrangement in 2005, and $65,200 from inception through June 30, 2006.

Five of the Initial Stockholders have made advances to the Company to cover expenditures. The balance outstanding was $136,093 at June 30, 2006 and $74,669 at December 31, 2005.

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

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Notes to Unaudited Financial Statements

Note 5 – Notes Payable to Stockholders and Related Party Transactions (continued)

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

Note 7 – Common Stock

Common Stock Subject to Possible Conversion

As stated in Note 1, Public Stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the total amount on deposit in the trust account, before payment of underwriting discounts and commissions and including any interest earned on their portion of the trust account net of income taxes payable thereon, and net of the interest income (less income taxes payable) of $750,000 on the balance of the trust account previously released to the Company, if a Business Combination is approved and completed. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the funds held in trust (such fund, the “Trust Fund”) computed without regard to the shares held by Initial Stockholders. At June 30, 2006 and December 31, 2005, $19,661,116, representing 2,550,892 common shares, has been classified as common stock subject to possible conversion. At June 30, 2006, interest earned on the portion of the trust subject to conversion equaled $118,451, after reduction for income taxes.

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Notes to Unaudited Financial Statements

Note 7 – Common Stock (continued)

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

Because the shares placed in escrow are subject to the completion of a Business Combination and the attainment of a sales price equal to or greater than $11.50, as discussed above, are to be released to the existing stockholders (all of whom are officers and/or directors or are a related party to an officer and director) upon meeting these performance and market conditions, we may be required to recognize a charge based on the fair value of the shares at the time the shares are released from the escrow. The amount of such charge could be equal to the number of shares times the market value at such date. Based on the target price of $11.50, such charge would be approximately $18,343,707.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our Offering, and thereafter, certain expenses related to pursuing acquisitions of target businesses. We will not generate any operating revenues until after completion of a Business Combination. We have generated non-operating income in the form of gains on changes in the value of derivative liabilities and interest income on cash and cash equivalents and short term investments.

Net income of $3,353,448 for the three months ended June 30, 2006 consists of interest income primarily on the Trust Fund investment of $937,324 along with $8,005 of other interest income, a gain on derivative liabilities of $3,062,602 reduced by $30,000 for a monthly administrative services agreement, $226,337 for professional fees, $85,695 for consulting expenses, $89,760 for insurance, primarily officer liability insurance, $28,156 for franchise taxes, $38,053 for travel expenses, $8,704 for other expenses and income tax expense of $147,778.

For the six months ended June 30, 2006, net income equaled $3,062,361. Interest income on the Trust Fund investment was $1,991,197, along with $17,707 of other interest income and a non-operating gain on derivative liabilities of $2,215,906. Expenses included $60,000 for a monthly administrative services agreement, $243,370 for professional fees, $129,496 for consulting expenses, $178,533 for insurance, primarily officer liability insurance, $28,156 for franchise taxes, $68,955 for travel expenses, $21,824 for other expenses and income tax expense of $432,115.

Net income of $2,425,259 for the period from May 31, 2005 (inception) to June 30, 2006 consists of $2,359,856 for stock related compensation expense, $65,200 for a monthly administrative services agreement, $258,369 for professional fees, $129,496 for consulting fees, $195,300 for insurance, primarily officer liability insurance, $98,571 for franchise taxes, $70,703 for travel expenses, $22,249 for other expenses and $432,115 of income tax expense offset by interest income on the Trust Fund investment of $2,014,617 along with $18,029 of other interest income and a non-operating gain on derivative liabilities of $4,024,472.

Liquidity and Capital Resources

Our net proceeds from (i) the sale of the units, after deducting offering expenses of approximately $788,900 and underwriting discounts of approximately $7.1 million (including deferred underwriting discounts and commissions of approximately $3.6 million), and (ii) the sale of the founding director warrants concurrent with the closing of our Offering for a purchase price of $1.7 million, was approximately $99.5 million. Of this amount, approximately $98.4 million is being held in trust, which includes $3.6 million of deferred underwriting discounts and commissions. The remaining $1.1 million will not be held in trust. At June 30, 2006 we had approximately $1.43 million available for due diligence and operating expenses. This amount includes the $750,000 of interest income, net of income taxes, released from the trust account. At June 30, 2006, we have incurred $188,323 in investigatory and due diligence costs on targeted businesses, which have been capitalized pending resolution of ongoing discussions with a potential target business. We believe we will expend the entire amount of funds not held in trust on operating and due diligence costs, including legal and accounting fees, to complete a merger. If we are unsuccessful in consummating a merger in 2006, it is likely that we will have to obtain additional funds in order to continue to operate.

We will use substantially all of the net proceeds of our Offering to acquire one or more target businesses in the food or beverage industries, including identifying and evaluating prospective target businesses, selecting one or more target businesses, and structuring, negotiating and consummating the Business Combination. To the extent we use our capital stock in whole or in part as consideration for a Business Combination, the proceeds held in the trust account (less underwriting discounts and commissions and amounts paid to any public stockholders who exercise their conversion rights) as well as any other net proceeds not expended prior to that time will be used to finance the operations of a target business or businesses.

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

Prior to our Offering, our liquidity were satisfied through receipt of $25,000 in stock subscriptions from our initial stockholders and advances from Messrs. Hughes and Lewis that are more fully described below.

In addition, five of our stockholders, including Messrs, Hughes and Lewis, advanced to us additional funds which were used to pay a portion of the expenses related to our formation, initial public offering and travel. These advances were non-interest bearing, unsecured and payable upon demand. At June 30, 2006, $136,093 was payable to the stockholders.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Other than as set forth below, there have been no material changes to the risk factors previously reported under Item 1A of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005. The information presented below updates, and should be read in conjunction with, the risk factors and other information contained in the Company’s Annual Report of Form 10-K/A. You should carefully consider all of the material risks described below and in the Form 10-K/A before making a decision to invest in our securities. If any of the events described herein or therein occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

We will dissolve and liquidate if we do not complete a business combination by June 21, 2007 (or by December 21, 2007 if certain extension criteria are satisfied). Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and liquidation, we do not intend to comply with those procedures. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the

Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. We intend to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust is minimal. However, because we will not be complying with Section 280, our public stockholders could potentially be liable for any claims to the extent of distributions received by them in dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our public stockholders amounts owed to them by us.

We will dissolve and liquidate if we do not consummate a business combination

Pursuant to our amended and restated certificate of incorporation, if we do not complete a business combination by June 21, 2007, or by December 21, 2007 if the extension criteria have been satisfied, we will dissolve, liquidate and wind up. We view this obligation to dissolve and liquidate as an obligation to our public stockholders and neither we nor our board of directors will take any action to amend or waive any provision of our certificate of incorporation to allow us to survive for a longer period of time if it does not appear we will be able to consummate a business combination within the foregoing time periods. Upon dissolution, we will distribute to all of our public stockholders, in proportion to their respective equity interest, an aggregate sum equal to the amount in the trust account (net of taxes payable or amounts previously released to us). Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to their initial shares and have agreed to vote in favor of any plan of dissolution and liquidation which we will present to our stockholders for vote. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of our dissolution and liquidation of the trust account from our remaining assets outside of the trust fund, and we estimate such costs to be between $50,000 and $75,000. Upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders as part of our stockholder-approved plan of dissolution and liquidation. Concurrently, we shall pay, or reserve for payment, from funds held outside of the trust account if available, our liabilities and obligations, although we cannot give you assurances that there will be sufficient funds for such purpose. The amounts held in the trust account may be subject to claims by third parties, such as vendors, prospective target business or other entities, if we do not obtain waivers in advance from such third parties prior to such parties providing us with services or entering into arrangements with them.

If we do not consummate a business combination and dissolve, payments from the trust account to our public stockholders may be delayed.

We currently believe that any plan of dissolution and liquidation subsequent to the expiration dates described above would proceed in approximately the following manner:

•	our board of directors will, consistent with its obligations described in our amended and restated certificate of incorporation to dissolve, prior to the passing of the such deadline, convene and adopt a specific plan of dissolution and liquidation which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and liquidation as well as the board’s recommendation of such plan;

•	upon such deadline, we would file our preliminary proxy statement with the Securities and Exchange Commission;

•	if the Securities and Exchange Commission does not review the preliminary proxy statement, then, approximately 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and approximately 30 days following the passing of such deadline we will convene a meeting of our stockholders, at which they will either approve or reject our plan of dissolution and liquidation; and

•	if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments approximately 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and liquidation.

In the event we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Our powers following the expiration of the permitted time periods for consummating a business combination will thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose.

These procedures, or a vote to reject any plan of dissolution and liquidation by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and liquidation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of any of our equity securities during the quarter ended June 30, 2006.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

See Exhibit index on page 22 of this quarterly report on Form 10-Q.

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