Form 10-Q
period 2006-09-30
Boulder Specialty Brands, Inc.
filed 2006-11-14
CIK 1331301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2006

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

At November 1, 2006 the Registrant had outstanding 15,951,050 shares of Common Stock.

BOULDER SPECIALTY BRANDS, Inc.

Part I. Financial Information

Item 1.	Financial Statements

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Condensed Balance Sheets

	(Unaudited) September 30, 2006	As Restated December 31, 2005
Assets
Current assets
Cash and cash equivalents	$1,218,405	$1,548,609
Investments held in trust - restricted	99,934,235	98,354,755
Accrued interest receivable in trust	36,634	23,420
Prepaid and other current assets	89,228	352,840
Deferred tax asset	295,080	—

Total current assets	101,573,582	100,279,624
Deferred acquisition costs	2,500,604	—
Other assets	800	800

Total assets	$104,074,986	$100,280,424

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,970,809	$841,812
Advances from stockholders	155,809	74,669
Deferred underwriting fees	3,573,035	3,573,035
Derivative liabilities	21,055,386	17,018,480

Total current liabilities	27,755,039	21,507,996
Common stock, subject to possible conversion, 2,550,892 shares at conversion value	19,661,116	19,661,116
Deferred interest income	276,104	—
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0001 par value, 75,000,000 shares authorized; 15,951,050 shares issued and outstanding (including 2,550,892 subject to conversion)	1,595	1,595
Additional paid-in capital	59,741,972	59,746,819
Deficit accumulated during the development stage	(3,360,840)	(637,102)

Total stockholders’ equity	56,382,727	59,111,312

Total liabilities and stockholders’ equity	$104,074,986	$100,280,424

See accompanying notes to the unaudited condensed financial statements

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Condensed Statements of Operations (Unaudited)

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	May 31, 2005 (inception) to September 30, 2005	May 31, 2005 (inception) to September 30, 2006
Formation and operating costs	$367,225	$87	$1,097,559	$772	$1,207,114
Expenses settled with founders stock	—	311,500	—	311,500	2,359,856

Operating loss	(367,225)	(311,587)	(1,097,559)	(312,272)	(3,566,970)
Interest income	1,112,353	—	3,121,257	—	3,144,999
Loss on derivative liability	(6,252,812)	—	(4,036,906)	—	(2,228,340)

Loss before income taxes	(5,507,684)	(311,587)	(2,013,208)	(312,272)	(2,650,311)
Income tax expense	278,414	—	710,529	—	710,529

Net loss	$(5,786,098)	$(311,587)	$(2,723,737)	$(312,272)	$(3,360,840)

Basic and diluted net loss per share	$(0.40)	$(0.10)	$(0.19)	$(0.10)	$(0.34)

Weighted average shares outstanding - basic and diluted	14,355,945	3,190,210	14,355,945	3,190,210	9,802,705

See accompanying notes to the unaudited condensed financial statements

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Condensed Statements of Cash Flows (Unaudited)

	Nine months ended September 30, 2006	May 31, 2005 (inception) to September 30, 2005	May 31, 2005 (inception) to September 30, 2006
Cash flows from operating activities
Net loss	$(2,723,737)	$(312,272)	$(3,360,840)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Expenses settled with founders stock	—	311,500	2,359,856
Increase in derivative liabilities	4,036,906	—	2,228,340
Deferred income taxes	(295,080)	—	(295,080)
Accrued interest receivable in trust	(13,214)	—	(36,634)
Deferred interest income	276,104	—	276,104
Changes in operating assets and liabilities:
Prepaid assets and other current assets	263,612	—	(89,228)
Accounts payable and accrued expenses	26,174	—	487,758

Net cash provided by (used in) operating activities	1,570,765	(772)	1,570,276
Cash flow from investing activities
Proceeds from maturity of Treasury Bills - held in trust	397,777,523	—	397,777,523
Purchase of Treasury Bills - held in trust	(399,357,144)	—	(497,711,395)
(Increase) decrease in cash held in trust	141	—	(363)
Payments for other assets	—	—	(800)

Net cash used in investing activities	(1,579,480)	—	(99,935,035)
Cash flow from financing activities
Proceeds from notes payable to stockholders	—	200,000	200,000
Payments on notes payable to stockholders	—	—	(200,000)
Increase in advances from stockholders	81,140	8,169	155,809
Proceeds from sale of shares of common stock	—	25,000	25,000
Gross proceeds from public offering	—	—	102,086,720
Proceeds from sale of warrants	—	—	1,700,000
Payments for acquisition costs	(17,550)	—	(17,550)
Payments for offering costs	(385,079)	(215,069)	(4,366,815)

Net cash provided by (used in) financing activities	(321,489)	18,100	99,583,164

Net increase (decrease) in cash	(330,204)	17,328	1,218,405
Cash - Beginning of period	1,548,609	—	—

Cash - End of period	$1,218,405	$17,328	$1,218,405

Supplemental schedule of non-cash financing activities
Accrual of deferred acquisition costs	$2,483,054	$—	$—

Accrual of deferred offering costs	$—	$36,664	$—

Accrual of deferred underwriting fees	$—	$—	$3,573,035

Accrual of derivative liability associated with warrants	$—	$—	$18,827,046

See accompanying notes to the unaudited condensed financial statements

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Notes to Unaudited Condensed Financial Statements

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as disclosed herein, considered necessary for a fair statement of our financial position, the results of our operations and cash flows have been included in these unaudited condensed financial statements.

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2006.

Note 2 – Organization and Nature of Business Operations

Boulder Specialty Brands, Inc. (the “Company” or “Boulder”) was incorporated in Delaware on May 31, 2005 as a blank check company whose objective is to acquire one or more operating businesses in the food or beverage industries through a merger, stock exchange, asset acquisition or similar business combination. At September 30, 2006, the Company had neither engaged in any operations nor generated any significant revenues to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. See Footnote 5 for a discussion of a proposed acquisition.

All activity from May 31, 2005 (inception) through September 30, 2006 relates to the Company’s formation, initial public offering (the “Offering”) described below and in Note 4, and search for a business combination, described below. The Company has selected December 31, as its fiscal year end.

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

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Notes to Unaudited Condensed Financial Statements

Note 2 - Organization and Nature of Business Operations (continued)

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

Public Stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the total amount on deposit in the trust account, before payment of underwriting discounts and commissions and including any interest earned on their portion of the trust account net of income taxes payable thereon, and net of any interest income (less income taxes payable) of up to $750,000 on the balance of the trust account previously released to the Company, if a Business Combination is approved and completed. Public Stockholders who convert their stock into their share of the trust account will continue to have the right to exercise any Warrants (as described in Note 4) they may hold.

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

The Company formed BSB Acquisition Co., Inc. (a wholly owned subsidiary), a Delaware corporation, on July 28, 2006 for the sole purpose of the acquisition of GFA Holdings, Inc, as described in Note 5. There is no assurance that the Company will be successful consummating this business combination or in finding and consummating another business combination. Therefore, there is a risk of substantial loss to the stockholders.

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Notes to Unaudited Condensed Financial Statements

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2006, and periodically from completion of its initial public offering, the Company has maintained balances in various operating accounts in excess of federally insured limits.

Investments Held in Trust

At September 30, 2006, the investments held in trust consisted principally of short term Treasury Bills. The Company has the ability and the intent to hold its investments until maturity. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, the Company carries its investments at amortized cost.

Deferred Acquisition Costs

Deferred acquisition costs consist principally of accounting fees, legal fees and other fees incurred through the balance sheet date that are related to the proposed private placement and the proposed acquisition discussed in Note 5. Deferred acquisition costs related to the proposed acquisition will be charged to expense if the acquisition is not consummated or included in the allocation of purchase price should the transaction be consummated.

Accounting for Warrants – Derivative Liability

On December 21, 2005, the Company consummated its initial public offering of 12,760,840 Units (“Units”). Each Unit consists of one share of common stock and one redeemable common stock purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of its common stock at an exercise price of $6.00. In addition, certain initial shareholders of the Company purchased 1,000,000 warrants for $1.70 per warrant with an exercise price of $6.00 per share.

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

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Notes to Unaudited Condensed Financial Statements

Note 3 – Summary of Significant Accounting Policies (continued)

Accounting for Warrants – Derivative Liability (continued)

The Warrants sold as part of the Units in our Offering began separate trading from the Units in January 2006 and the price is quoted on the Over the Counter Bulletin Board (“OTCBB”). Consequently, the fair value of these Warrants is estimated as the market price of a Warrant at each period end. To the extent that the market price increases or decreases, the Company’s derivative liabilities will also increase or decrease, with a corresponding effect on the Company’s consolidated statement of operations. The fair value at September 30, 2006 was calculated to be $21,055,386, or approximately $1.65 per warrant. This compares to a valuation of $14,802,574, or approximately $ 1.16 per warrant and $17,018,480, or approximately $1.33 per warrant, when valued at June 30, 2006 and December 31, 2005, respectively. The net change in the valuation from June 30, 2006 through September 30, 2006 of $6,252,812 was recorded as a non-operating loss for the three months ended September 30, 2006. For the nine months ended September 30, 2006, the change in valuation from December 31, 2005 resulted in a non-operating loss of $4,036,906 being recognized. For the period from May 31, 2005 (inception) through September 30, 2006, $2,228,340 was recognized as a non-operating loss.

Prior to January 2006, the Company performed a valuation of the warrants to purchase 12,760,840 shares. The pricing model the Company used for determining fair value of the warrants was the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model used market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment and may impact net income. The Company used volatility rates based upon a peer group of ten publicly traded food products companies in the Dow Jones U.S. Small Cap Index. The volatility factor used in Black-Scholes had a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. The volatility as calculated at December 31, 2005 approximated 17.65%. The Company used a risk-free interest rate, which is the rate on U.S. Treasury instruments, for a security with a maturity that approximated the estimated remaining contractual life of the derivative.

Deferred Interest Income

Deferred interest income consists of the 19.99% of interest earned on investments held in trust, less allocable income taxes, net of the interest income (less income taxes payable) of $750,000 on the balance of the trust account previously released to the Company, which is subject to the right of conversion.

Loss per Share of Common Stock

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average shares of common stock outstanding for the period. No effect has been given to 1,595,105 common shares that have been placed in escrow and will not be released from escrow until an initial Business Combination has been completed and the last sales price of the Company’s common stock thereafter equals or exceeds $11.50 per share for any 20 trading days within any 30 day trading period beginning after completion of an initial Business Combination. Such shares are considered contingently issuable shares under SFAS No. 128 and are not considered outstanding for purposes of computing income or loss per share of common stock. The effect of 12,760,840 outstanding warrants, issued in connection with the initial public offering described in Note 4, and an additional 1,000,000 outstanding warrants, issued to certain stockholders as described in Note 7, has not been considered in the diluted income (loss) per share since the warrants are contingently exercisable.

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

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Notes to Unaudited Condensed Financial Statements

Note 3 – Summary of Significant Accounting Policies (continued)

Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. For the three and nine month period ended September 30, 2006, the effective tax rate was higher than the statutory tax rate primarily due to the effect of the change in derivative liabilities, such loss being nondeductible for income tax purposes.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R replaced SFAS No. 123 and superseded APB 25. SFAS No. 123R will require compensation cost related to equity-based payment transactions to be recognized in financial statements. SFAS No. 123R requires measurement of the cost of equity-based payment transactions to employees at the estimated fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R requires implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma footnote disclosures required under SFAS No. 123. The provisions of SFAS No. 123R have been adopted by the Company effective for the fiscal year beginning January 1, 2006. The impact on the Company’s financial statements will correlate directly with the number of options, if any, issued by the Company. The Company has no option plans authorized or existing at September 30, 2006.

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

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Notes to Unaudited Condensed Financial Statements

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

Note 5 – Proposed Acquisition

On September 25, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with GFA Holdings, Inc., a Delaware company (“GFA Holdings”), the sole stockholder of GFA Brands, Inc. (“GFA Brands”) (GFA Holdings, together with GFA Brands, “GFA”), pursuant to which, upon shareholder approval, BSB Acquisition Co., a wholly-owned Delaware subsidiary of Boulder, will merge with and into GFA Holdings, and GFA Holdings will become a wholly-owned subsidiary of Boulder.

In connection with the acquisition of GFA, Boulder also entered into a Securities Purchase Agreement (“Purchase Agreement”) with certain investors for private placement equity financings of common stock (the “Common Stock Private Placement”) and convertible preferred stock (the “Preferred Stock Private Placement”, together with the Common Stock Private Placement, the “Private Placements”), and a commitment letter (the “Commitment Letter”) with Bank of America, N.A. and Banc of America Securities LLC for a debt financing (the “Debt Financing”), in order to raise the proceeds necessary to provide a portion of the funds necessary to acquire GFA. Each of the Private Placements and the Debt Financing will be consummated simultaneously with the closing of the merger with GFA.

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Notes to Unaudited Condensed Financial Statements

Note 5 – Proposed Acquisition (continued)

The Merger Agreement provides that GFA stockholders will be paid an aggregate of $465 million in cash which includes the assumption of post-closing bonus payments, net of tax benefits. The purchase price will be paid with: (i) up to $100 million of cash currently held in a trust account established in connection with Boulder’s initial public offering; (ii) the net proceeds of the Private Placements of $246 million ($107.5 million of which will be raised in the Common Stock Private Placement and $138.5 million of which will be raised in the Preferred Stock Private Placement); and (iii) proceeds from the Debt Financing of $180 million.

Also, as part of the Private Placements, on September 25, 2006, Boulder entered into a Purchase Agreement with prospective investors that collectively provide for the issuance, simultaneously with the closing of the merger, of (i) approximately 14,410,188 shares of Boulder common stock, at a per share purchase price of $7.46, resulting in aggregate gross proceeds to Boulder of approximately $107.5 million, and (ii) approximately 15,388,889 shares of Boulder Series A convertible preferred stock (the “Preferred Stock”) and warrants, at a purchase price of $9.00, resulting in aggregate gross proceeds to Boulder of approximately $138.5 million, the net proceeds of which will be used to fund the merger consideration. The warrants are exercisable at $9.00 per share of common stock.

In addition, as part of financing the transaction, on September 25, 2006, Boulder entered into a Commitment Letter with Bank of America, N.A. and Banc of America Securities LLC which obligates the lenders, subject to conditions in the Commitment Letter being satisfied, to lend Boulder $180 million, which includes a $20 million revolver.

Note 6 – Liquidity

The Company’s current cash position is approximately $1.2 million. The Company currently has outstanding payables, accrued expenses and liabilities, other than derivative liabilities and deferred underwriting fees, of approximately $3.1 million. The Company’s short term liabilities, other than derivative liabilities and deferred underwriting fees, exceed our available cash position by approximately $1.9 million. In the event the business combination is not consummated within the agreed upon time period, unless additional financing is obtained, the Company will not have sufficient funds outside the trust fund to satisfy its obligations.

In the event the business combination is not consummated within the agreed upon time period, the Company does not believe it will have sufficient available funds outside of the trust fund to operate through June 16, 2007. The Company has incurred approximately $2.5 million in expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of the business combination. The Company believes that it will likely be forced to liquidate if the business combination with GFA is not consummated and additional funds are not obtained.

Note 7 – Notes Payable to Stockholders and Related Party Transactions

The Company issued an aggregate of $200,000 in unsecured promissory notes to two Initial Stockholders on June 21, 2005. The notes were paid in full during December 2005.

The Company has agreed to pay up to $10,000 a month in total for office space and general and administrative services to affiliates of two of the Initial Stockholders. Services commenced on the effective date of the Offering and will terminate upon the earlier of (i) the consummation of a Business Combination, or (ii) the liquidation of the Company. Approximately $5,200 was incurred under this arrangement in 2005, and $95,200 from inception through September 30, 2006.

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Notes to Unaudited Condensed Financial Statements

Note 7 – Notes Payable to Stockholders and Related Party Transactions (continued)

Five of the Initial Stockholders have made advances to the Company to cover expenditures. The balance outstanding was approximately $155,800 at September 30, 2006 and $74,669 at December 31, 2005.

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

During September 2005, founding stockholders sold 39,878 shares of common stock to a Company director at the founders purchase price of $0.00784 per share. In November 2005, founding stockholders sold to a former consultant and new Company director 300,255 shares of common stock at the founders purchase price of $0.00784 per share. The Company had previously entered into a consulting agreement with the former consultant that was rescinded. Additionally, the founding stockholders in November and December 2005 sold an additional 16,158 and 37,532 shares, respectively, of common stock to an existing stockholder and consultant at the founders purchase price of $0.00784 per share. The Company recorded an expense in the financial statements for the aforementioned sales of common stock by founders for the difference between the estimated fair value of the shares sold and the founders’ price, which totaled $2,359,856 for the fiscal year ended December 31, 2005.

Note 8 – Commitment and Contingency

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

Note 9 – Common Stock

Common Stock Subject to Possible Conversion

As stated in Note 2, Public Stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the total amount on deposit in the trust account, before payment of underwriting discounts and commissions and including any interest earned on their portion of the trust account net of income taxes payable thereon, and net of the interest income (less income taxes payable) of $750,000 on the balance of the trust account previously released to the Company, if a Business Combination is approved and completed. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the funds held in trust (such fund, the “Trust Fund”) computed without regard to the shares held by Initial Stockholders. At September 30, 2006 and December 31, 2005, $19,661,116, representing 2,550,892 common shares, has been classified as common stock subject to possible conversion. At September 30, 2006, interest earned on the portion of the trust subject to conversion equaled $276,104, after reduction for estimated income taxes.

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Notes to Unaudited Condensed Financial Statements

Note 9 – Common Stock (continued)

Common Stock Subject to Possible Conversion (continued)

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

Note 10 – Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this Form 10-Q.

We were incorporated in Delaware on May 31, 2005 as a blank check company formed to complete a business combination with one or more operating businesses. We have focused our efforts to conclude a business combination on target businesses in the food and beverage industries. While we may seek to effect a business combination with more than one target business, our initial business combination must be with a target business having a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $3.6 million) at the time of our initial business combination.

A registration statement for our initial public offering was declared effective on December 16, 2005. On December 21, 2005, we sold 12,760,840 units in the offering. Each of our units consists of one share of our common stock, $.0001 par value per share, and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $6.00. We received net proceeds of approximately $95.9 million (excluding deferred underwriting discounts and commissions of approximately $3.6 million) from our initial public offering.

Prior to entering into the merger agreement with GFA Holdings, Inc., see Proposed Merger below, we were engaged in identifying a suitable business combination candidate. We had met with target companies, service professionals and other intermediaries to discuss with them Boulder Specialty Brands, Inc. (“Boulder” or the “Company”), the background of our management and our combination preferences. In the course of these discussions, we had also spent time explaining the capital structure of our initial public offering, the business combination approval process, and the timeline under which we were operating before the proceeds of the offering must be returned to investors.

Overall, we have concluded that the environment for target companies has been competitive and we believe that private equity firms and strategic buyers represented our biggest competition. Our management believes that many of the fundamental drivers of alternative investment vehicles like Boulder are becoming more accepted by investors and potential business combination targets; these include a difficult initial public offering environment, a cash-rich investment community looking for differentiated opportunities for incremental yield, and business owners seeking new ways to maximize their stockholder value while remaining invested in the business.

Proposed Merger

On September 25, 2006, Boulder entered into a Merger Agreement, pursuant to which BSB Acquisition Co., a wholly-owned Delaware subsidiary of Boulder, will merge with and into GFA Holdings, and GFA Holdings will become a wholly-owned subsidiary of Boulder. Following completion of the merger, it is anticipated that Boulder will change its name to Smart Balance, Inc. GFA is headquartered in Cresskill, New Jersey and is believed to be one of the largest, focused marketers of functional food products in the U.S. (under the trade names Smart Balance® and Earth Balance®).

In connection with the acquisition of GFA, Boulder also entered into a Purchase Agreement with certain investors for private placement equity financings of common stock (the “Common Stock Private Placement”) and convertible preferred stock (the “Preferred Stock Private Placement”, together with the Common Stock Private Placement, the “Private Placements”), and a commitment letter (the “Commitment Letter”) with Bank of America, N.A. and Banc of America Securities LLC for a debt financing (the “Debt Financing”), in order to raise the proceeds necessary to provide a portion of the funds necessary to acquire GFA. Each of the Private Placements and the Debt Financing will be consummated simultaneously with the closing of the merger with GFA.

The Merger Agreement provides that GFA stockholders will be paid an aggregate of $465 million in cash which includes the assumption of post-closing bonus payments, net of tax benefits. The purchase price will be paid with: (i) up to $100 million of cash currently held in a trust account established in connection with Boulder’s initial public offering; (ii) the net proceeds of the Private Placements of $246 million ($107.5 million of which will be raised in the Common Stock Private Placement and $138.5 million of which will be raised in the Preferred Stock Private Placement); and (iii) proceeds from the Debt Financing of $180 million ($160 million of which is anticipated to be funded upon the consummation of the transaction).

The Merger Agreement contains a number of representations and warranties that GFA has made to us, including, without limitation, the following:

•	Organization and qualification;

•	Subsidiaries;

•	Authorization, execution, delivery and enforceability of the Merger Agreement and related agreements;

•	Capitalization;

•	Absence of conflicts, breaches or violations under organizational documents, certain agreements and applicable laws, orders or decrees as a result of the contemplated transaction and the receipt of all required consents and approvals;

•	Financial statements and the accuracy of the information contained in the financial statements;

•	Absence of certain changes or events since December 31, 2005;

•	Real property and leasehold interests;

•	Title to its properties and the absence of liens and encumbrances (with certain exceptions);

•	Matters relating to material contracts and agreements;

•	Intellectual property;

•	Licenses and permits;

•	Absence of litigation, audits and investigations;

•	Compliance with applicable laws;

•	Environmental matters;

•	Employees and employee benefit plans;

•	Insurance;

•	Tax matters;

•	Liability for brokerage or finders fees in connection with the contemplated transaction;

•	Absence of undisclosed liabilities;

•	Books and records;

•	Related party transactions;

•	Adequacy and condition of its assets;

•	Product warranty matters;

•	Accounts receivable;

•	Inventory;

•	Accuracy of information relating to GFA contained in this proxy statement; and

•	Advertising and promotional expenses.

The Merger Agreement contains a number of representations and warranties that we have made to GFA, including, without limitation, the following:

•	Organization and qualification;

•	Authorization, execution, delivery and enforceability of the Merger Agreement and related agreements;

•	Absence of conflicts, breaches or violations under organizational documents, certain agreements and applicable laws, orders or decrees as a result of the contemplated transaction and the receipt of all required consents and approvals;

•	Accuracy of our SEC filings;

•	The principal balance of the amount we are holding in the trust account established in connection with our initial public offering;

•	Absence of litigation, audits and investigations;

•	Liability for brokerage or finders fees in connection with the contemplated transaction; and

•	No deemed representations and warranties other than those expressly included in the Merger Agreement.

Certain of the representations and warranties contained in the Merger Agreement are qualified by materiality, material adverse effect and knowledge qualifiers.

For purposes of the Merger Agreement, a material adverse effect on GFA means any event, circumstance, change, occurrence or effect, individually or when aggregated with other events, circumstances, changes, occurrences or effects, that is materially adverse to the business, assets, liabilities, financial condition or operating results of GFA, it being understood that none of the following, alone or in combination, will be deemed, in and of itself, to constitute a material adverse effect:

(1)	a general deterioration in the United States economy or in the industries in which GFA operates, including any deterioration in the business of any of GFA’s significant customers, suppliers or business partners;

(2)	the outbreak or escalation of hostilities involving the United States, the declaration by the United States of a national emergency or war, whether or not declared, or the occurrence of any other calamity or crisis, including an act of terrorism;

(3)	a natural disaster or any other natural occurrence beyond the control of GFA;

(4)	the disclosure of the fact that Boulder is the prospective acquirer of GFA;

(5)	the announcement or pendency of the transactions contemplated by the Merger Agreement;

(6)	any change in accounting requirements or principles imposed upon GFA or any change in applicable laws, rules or regulations or the interpretation of those laws, rules or regulations;

(7)	any action required by the Merger Agreement; or

(8)	any action of GFA between the date of the Merger Agreement and the closing which requires our consent pursuant to the terms of the Merger Agreement if we do not consent to the taking of the action.

Under the Merger Agreement, GFA has agreed to conduct its business in the ordinary course consistent with past practice, subject to various limitations and restrictions contained in the Merger Agreement.

GFA has agreed that it will not do certain things between the signing of the Merger Agreement and closing, including, without limitation, the following:

•	Selling, leasing, assigning, licensing or transferring material assets;

•	Increasing the compensation or benefits of employees, officers or directors other than routine changes in the ordinary course of business consistent with past practice;

•	Creating, incurring or assuming material liabilities, with certain exceptions;

•	Modifying, amending, renewing, replacing or terminating material contracts or agreements; and

•	Selling, transferring or licensing to any third party any intellectual property used by GFA or amending any existing license of any intellectual property used by GFA.

Subject to the provisions of the Merger Agreement, the closing of the merger will take place no later than February 16, 2007, subject to certain extensions, or, on the fifth business day after all conditions described below have been satisfied or waived. We and the GFA shareholders’ representative may agree to close at another time.

GFA’s stockholders have approved the merger. The obligation of GFA to consummate the merger is subject to, among other things, the satisfaction of the following conditions:

•	Our representations and warranties must be true and correct in all respects as of the date of the Merger Agreement and as of the consummation of the merger except where the failure of any representation or warranty to be true and correct has not had, individually or in the aggregate, a material adverse effect on our ability to consummate the merger;

•	We must have performed in all material respects all obligations that are to be performed by us under the terms of the Merger Agreement;

•	All specified waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”) must have expired or been terminated; and

•	There is no action, suit or proceeding by any governmental agency challenging or preventing the merger.

Any of the GFA conditions to close may be waived by GFA in its discretion.

The obligation of Boulder to consummate the merger is subject to, among other things, the satisfaction of the following conditions:

•	The representations and warranties of GFA must be true and correct in all respects as of the date of the Merger Agreement and as of the consummation of the merger except where the failure of any such representations and warranties to be true and correct has not had, individually or in the aggregate, a material adverse effect;

•	GFA and the GFA shareholders’ representative must have performed in all material respects all obligations that are to be performed by them under the terms of the Merger Agreement;

•	All specified waiting periods under the HSR Act must have expired or been terminated;

•	There is no action, suit or proceeding by any governmental agency challenging or preventing the merger;

•	Our stockholders must have approved the transactions contemplated by the Merger Agreement;

•	Holders of less than 20% of the shares of Boulder common stock issued in connection with our initial public offering have voted against the merger and exercised their right to convert the shares into a pro rata share of the trust account;

•	All third party consents and approvals must have been obtained;

•	There must not have occurred since the date of the Merger Agreement any material adverse effect on GFA;

•	We must have obtained debt financing pursuant to the terms of a commitment letter with Bank of America, N.A. and Banc of America Securities LLC in an amount of $180 million, which will include a revolving credit facility of $20 million, or commitments for substitute debt financing;

•	We must have sold common stock and preferred stock in the private placement sufficient to raise at least $246 million;

•	Our stockholders must have approved the amendment and restatement of our certificate of incorporation to authorize additional shares of stock; and

•	Holders of no more than 2% of the shares of the common stock of GFA outstanding and entitled to vote on the approval of the merger have exercised and not withdrawn, abandoned or forfeited their appraisal rights pursuant the Delaware General Corporation Law.

The Boulder conditions to close may be waived by us in our discretion, subject to the approval of certain of the private placement investors pursuant to the securities purchase agreement.

The Merger Agreement may be terminated for a number of reasons prior to closing, including upon the following circumstances:

•	Upon the mutual consent of Boulder and the GFA shareholders’ representative;

•	By Boulder if there is any material breach of any representation, warranty, covenant or agreement in the Merger Agreement that has not been cured within the time frames set forth in the Merger Agreement;

•	By Boulder if there are material and adverse changes, discrepancies or differences in certain financial statements to be delivered by GFA;

•	By Boulder or the GFA shareholders’ representative if the merger has not been completed by February 16, 2007;

•	By GFA if Bank of America, N.A. and Banc of America Securities LLC indicate that they are unwilling to fund the debt financing in accordance with the terms of the commitment letter or any of the investors in the private placement indicates that it is unwilling to fund or otherwise breaches its commitment to fund, but only if we are unable to obtain substitute financing within 15 days; or

•	By GFA if, starting five days after this proxy statement is filed with the SEC, the average combined closing price of the Boulder common stock and warrants is below $7.80 over any 10 consecutive trading days.

In the event the Merger Agreement is terminated, the Merger Agreement will become void and neither we nor GFA will have any liability or obligation under the Merger Agreement except that in the event of an intentional or willful breach of the Merger Agreement, the non-breaching party is entitled to specific performance of the covenants contained in the Merger Agreement.

In the event any of our stockholders vote against the merger and exercise their right to convert their stock into cash pursuant to the provisions of our certificate of incorporation, TSG4 L.P., a stockholder of GFA, will be obligated, at our option, to accept up to $10 million of the common stock of Boulder at $7.46 per share in lieu of cash otherwise payable to TSG4 L.P. at the closing of the merger. TSG4 L.P. will be entitled to registration rights similar to those of the investors purchasing Boulder securities in connection with the private placement.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our initial public offering, and thereafter, activities related to pursuing acquisitions of target businesses. We will not generate any operating revenues until after completion of our initial business combination. We have generated non-operating income in the form of interest income on cash and cash equivalents and short term investments.

Net loss of $5.8 million for the three months ended September 30, 2006 consists of interest income, primarily on the trust account investment, of $1.1 million, reduced by a loss on derivative liabilities of $6.3 million, $30,000 for a monthly administrative services agreement, $49,000 for professional fees, $122,000 for consulting expenses, $91,000 for insurance, primarily officer liability insurance, $37,000 for travel expenses and income tax expense of $278,000.

For the nine months ended September 30, 2006, net loss equaled $2.7 million. Interest income, primarily on the trust account investment, was $3.1 million. This was reduced by a non-operating loss on derivative liabilities of $4.0 million. Expenses included $90,000 for a monthly administrative services agreement, $293,000 for professional fees, $249,000 for consulting expenses, $269,000 for insurance, primarily officer liability insurance, $106,000 for travel expenses, $118,000 for other expenses and income tax expense of $711,000.

Net loss of $3.4 million for the period from May 31, 2005 (inception) to September 30, 2006 consists of $2.4 million for stock related compensation expense, $95,000 for a monthly administrative services agreement, $307,000 for professional fees, $249,000 for consulting fees, $286,000 for insurance, primarily officer liability insurance, $113,000 for franchise taxes, $109,000 for travel expenses, offset by interest income, primarily on the trust account investment, of $3.1 million further reduced by a non-operating loss on derivative liabilities of $2.2 million. Income tax expense for the period was $711,000.

Liquidity and Capital Resources

The net proceeds from the sale of our units in our initial public offering were $99.5 million. Of this amount, approximately $98.4 million (including deferred underwriting discounts and commissions of approximately $3.6 million) was deposited in trust and, in accordance with our amended and restated certificate of incorporation, will be released either upon the consummation of the GFA merger or upon our liquidation. The remaining $1.1 million was held outside of the trust and is available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, under the terms of our initial public offering, up to $750,000 of interest income from the trust account, net of income tax, was available to us for use for general expenses. In June 2006, we transferred $750,000 out of the trust account. Given the proposed GFA merger, we anticipate that all of the net proceeds available outside the trust, approximately $1.2 million at September 30, 2006, will have been exhausted by the time of closing of the proposed merger.

Prior to our initial public offering, our liquidity needs were satisfied through receipt of $25,000 in stock subscriptions from our initial stockholders and advances from Messrs. Hughes and Lewis of $200,000, which were repaid out of the proceeds of the initial public offering.

In addition, four of our stockholders, including Messrs, Hughes and Lewis, advanced to us an additional $155,809 which was used to pay a portion of the expenses related to our formation, initial public offering and travel since inception. These advances were non-interest bearing, unsecured and payable upon demand. At September 30, 2006, the entire balance was outstanding.

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

As of September 30, 2006, we had $1.2 million in cash held outside the trust account and $3.1 million in estimated current liabilities, other than derivative liabilities and deferred underwriting fees, including accrued legal fees, due diligence expenses and related transaction expenses and taxes. In addition, we expect to incur significant additional fees and expenses as part of the proposed merger with GFA, including $5,625,000 to Citigroup Global Markets, Inc. for advisory services upon completion of the merger. We have agreed to pay Hughes Consulting, Inc. and Jeltex Holdings, LLC, affiliates of Messrs. Hughes and Lewis an aggregate of $10,000 per month for up to 24 months for administrative services. We have incurred, but not paid, $95,200 since our inception for these services. In addition, certain of our advisors other than accountants have agreed to alter their fees or defer a substantial portion thereof until the consummation of a transaction and to forego such fees in the event the merger is not consummated. Accordingly, we believe we have adequate funds to complete the proposed merger with GFA. Given that the total currently estimated use of proceeds exceeds the net proceeds held out of trust, it is unlikely that we will be able to complete a business combination other than the proposed combination with GFA without obtaining additional funding. Additionally, our ability to manage cash through the completion, if approved, of the GFA merger, will dictate whether we are required to raise additional funds in order to meet the expenditures required for operating our business after the merger. We could try to raise any required funds via a private offering of debt or equity securities, however there is no guarantee that we would be successful in completing such fundraising on terms acceptable to us.

On September 25, 2006, we entered into a securities purchase agreement with prospective investors that provides for the investors, simultaneously with the closing of the GFA merger, to purchase (1) 14,410,188 shares of our common stock at a price of $7.46 per share and (2) 15,388,889 shares of Series A convertible preferred stock and related warrants at a combined price of $9.00 per share/warrant, resulting in aggregate gross proceeds to us of approximately $246 million and net proceeds of approximately $234 million after the payment of placement fees to Citigroup Global Markets, Inc. and Banc of America Securities, LLC. The net proceeds will be used to fund a portion of the GFA merger consideration. In the event the merger proposal is not approved or the merger is not completed, the contemplated private placement will not be completed.

Commitment for Secured Debt Financing

On September 25, 2006, we entered into a commitment letter with Banc of America Securities LLC and Bank of America, N.A. for $180 million in debt financing. The commitment letter sets forth the terms and conditions of a proposed first lien facility consisting of a $120 million term loan and a $20 million revolver as well as a proposed second lien facility consisting of a $40 million term loan. The first lien facility will be secured by a first lien on all of our assets and the second lien facility will be secured by a second lien on all of our assets.

The term loan of the first lien facility will mature on the seventh anniversary of the closing date of the loan and the revolving loan under the first lien facility will mature on the sixth anniversary of the loan closing date. The term loan of the second lien facility will mature seven years and six months after the closing date of the loan.

At our option, the interest rate on the first lien facility revolver will be LIBOR plus an applicable margin which we expect to be 2.50% per annum or the higher of (i) the Bank of America prime rate or (ii) the federal funds rate plus 0.50%, in either case plus an applicable margin which we expect to be 1.50% per annum. Such rate will be in effect for the first six months following closing. Thereafter, the interest rate on the revolver will be determined in accordance with a pricing grid to be agreed upon based on our leverage ratio. The interest rate on the first lien facility term loan will be at our option: (i) LIBOR plus an applicable margin which we expect to be 2.50% per annum or (ii) the Bank of America prime rate, in either case plus an applicable margin which we expect to be 1.50%. At our option, the interest rate on the second lien facility will be LIBOR plus an applicable margin which we expect to be 6.25% per annum or the higher of (i) the Bank of America prime rate or (ii) the federal funds rate plus 0.50%, in either case plus an applicable margin which we expect to be 5.25% per annum.

There are to be no prepayment penalties for optional prepayments of the first lien facility and the following penalties for optional prepayments on the second lien facility: 2.00% premium if prepaid the first year; 1.00% premium if prepaid the second year; and no prepayment penalty thereafter. Mandatory prepayments under both facilities include 50% of excess cash flow (to be defined in the loan documentation) and 50% of all net cash proceeds from the issuance of additional equity interests by us. In addition, the term loan of the first lien facility will be subject to quarterly amortization of principal with 1.00% of the initial aggregate advances under such loan to be payable in each of the first six years and the remainder of the initial aggregate advance to be payable in a balloon payment at maturity.

The other terms and conditions of the commitment letter are consistent with credit facilities of this nature and contain customary representations and warranties, affirmative and negative covenants including financial covenants, conditions precedent, events of default, indemnification provisions and other miscellaneous provisions.

Liquidity for Conversions

In the event any of our stockholders vote against the merger and exercise their right to convert their stock into cash pursuant to the provisions of our certificate of incorporation, TSG4 L.P., a stockholder of GFA, will be obligated, at Boulder’s option, to accept up to $10 million of the common stock of Boulder at $7.46 per share in lieu of cash otherwise payable to TSG4 L.P. at the closing of the merger.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2006, Boulder did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than our payments to affiliates of Messrs. Hughes and Lewis as described above for the office and administrative services provided in Colorado.

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

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives, and our principal executive officer and our principal financial officer have concluded that these controls and procedures are effective at the reasonable assurance level.

Part II. Other Information

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against us.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. Other than as set forth below, there have been no material changes to the risk factors previously reported under Item 1A of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005. The information presented below updates, and should be read in conjunction with, the risk factors and other information contained in the Company’s Annual Report of Form 10-K/A. You should carefully consider all of the material risks described below and in the Form 10-K/A before making a decision to invest in our securities. If any of the events described herein or therein occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The information below does not include any risks relating to the proposed merger, which is contained in our Preliminary Proxy on Schedule 14A, which has not yet been reviewed by the SEC.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

We will dissolve and liquidate if we do not complete a business combination by June 21, 2007 (or by December 21, 2007 if certain extension criteria are satisfied). Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and liquidation, we do not intend to comply with those procedures. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. We intend to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust is minimal. However, because we will not be complying with

Section 280, our public stockholders could potentially be liable for any claims to the extent of distributions received by them in dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our public stockholders amounts owed to them by us.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of any of our equity securities during the quarter ended September 30, 2006.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

See Exhibit index on page 25 of this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant’s principal financial officer, thereunto duly authorized.

November 14, 2006	Boulder Specialty Brands, Inc. (Registrant)

/s/ James E. Lewis
James E. Lewis Vice Chairman (Authorized officer of Registrant and principal financial and accounting officer)

(a)	Exhibits:

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Date	Items	Financial Statements

August 10, 2006	4.02	None

August 14, 2006	8.01 and 9.01	Audited financial statements of Boulder Specialty Brands, Inc. for the period ended December 21, 2005

September 27, 2006	1.01 and 9.01	None