Form 10-K
period 2006-12-31
Boulder Specialty Brands, Inc.
filed 2007-03-16
CIK 1331301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on March 2, 2007, as reported on the OTC Bulletin Board was approximately $112.9 million. As of March 2, 2007, there were 15,951,050 shares of common stock, par value $.0001 per share, of the registrant outstanding.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement in connection with its 2007 Annual Meeting of Stockholders are incorporated by reference in Part III.

PART 1			2
	Item 1.	Business.	2
	Item 1A.	Risk Factors	11
	Item 1B.	Unresolved Staff Comments	15
	Item 2.	Facilities	15
	Item 3.	Legal Proceedings	16
	Item 4.	Submission of Matters to a Vote of Security Holders.	16

PART II
	Item 5.	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.	16
	Item 6.	Selected Financial Data.	17
	Item 7.	Management Discussion and Analysis of Financial Condition and Results of Operations.	17
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	26
	Item 8.	Consolidated Financial Statements and Supplementary Data.	26
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	26
	Item 9A.	Controls and Procedures	26
	Item 9B.	Other Information	26

PART III			27
	Items 10, 11, 12, 13 and 14. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; Certain Relationships and Related Transactions; Principal Accounting Fees and Services.		27

PART IV			27
	Item 15.	Exhibits and Financial Statement Schedules.	27

Signatures			30

Index to Consolidated Financial Statements			F-1

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about our:

•	ability to complete the merger with GFA or, in the event that the GFA merger is not completed, an alternate business combination;

•	ability to operate GFA’s business following the GFA merger;

•	use of proceeds not in trust and our financial performance following a business combination;

•	potential inability to obtain additional financing in sufficient amounts to allow us to seek and complete an initial business combination in the event we do not complete the GFA merger;

•	potential inability to locate and complete an initial business combination within the time constraints of our certificate of incorporation in the event we do not complete the GFA merger;

•	risks associated with locating an initial business combination in the event we do not complete the GFA merger, including:

(i)	the limited pool of prospective target businesses;

(ii)	the potential change in control if we acquire one or more target businesses for stock; and

(iii)	the potential competition with other entities with similar business plans.

•	ability to dissolve and liquidate in the event we are unable to complete a business combination within the specified time requirements in our certificate of incorporation.

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

General

Boulder Specialty Brands, Inc. was incorporated in Delaware on May 31, 2005, as a blank check company formed to serve as a vehicle for the acquisition, through a merger, capital stock exchange, asset acquisition or other similar business combination with a then currently unidentified operating business and/or brand in the consumer food and beverage industry whose net assets are at least 80% of the net assets of Boulder.

A registration statement for our initial public offering was declared effective on December 16, 2005 and we consummated our initial public offering of 12,760,840 units on that date, each consisting of one share of common stock and one redeemable common stock purchase warrant.

The net proceeds from the sale of the units and the sale of $1.7 million of founding director warrants were approximately $99.5 million. Of this amount, $98.4 million (including deferred underwriter fees of approximately $3.6 million) was deposited in trust and, in accordance with our certificate of incorporation, will be released either upon the consummation of a business combination or upon the liquidation of Boulder. The remaining $1.1 million was held outside of the trust for use to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, under the terms of our initial public offering, up to $750,000 of interest income from the trust account, net of income tax, was available to us for use for general expenses. In June 2006, we transferred $750,000 out of the trust account. As of December 31, 2006, approximately $101.0 million was held in deposit in the trust account.

Recent Developments

Proposed Merger with GFA

On September 25, 2006, we entered into a merger agreement pursuant to which our wholly-owned subsidiary, BSB Acquisition Co., Inc., will merge with and into GFA Holdings, Inc. (“GFA”), and GFA will be the surviving corporation and will become our wholly-owned subsidiary. BSB Acquisition Co., Inc. will cease to exist. We expect that the transaction will be consummated in the first half of 2007, provided that we receive the required approval by our stockholders and the other conditions to closing are satisfied.

GFA Company Overview

GFA Holdings, through GFA Brands, its wholly-owned subsidiary (which we refer to collectively with GFA Holdings as GFA), is a fast growing marketer of functional food products in the U.S. (under the trade names Smart Balance® and Earth Balance®). Functional food is defined as a food or a food ingredient that has been shown to affect specific functions or systems in the body and may play an important role in disease prevention. GFA’s signature margarine products utilize a proprietary licensed, patented technology that is free of trans fats and enhances good-to-bad cholesterol ratios. Recently, GFA has expanded its product offering beyond margarine by utilizing its heart healthy positioning and brand leverage in other product categories including peanut butter, popcorn, mayonnaise and cooking oils. GFA sells its products in mass merchandise, grocery, natural foods and convenience stores. In the natural food channel, GFA sells similar organic products under the trade name Earth Balance®. GFA continues to pursue new growth opportunities and has several products targeted for introduction in the near future. Additional products are being considered for future launches, particularly in the refrigerated foods/dairy segment.

GFA’s primary growth strategy is to continue to drive consumer and trade awareness of its brands, increase distribution of its existing products, and continue to launch additional line extensions and new products. GFA has consistently made substantial investments in advertising and has found the Smart Balance® brand to be responsive to advertising. GFA actively advertises via network and cable TV, radio, free standing inserts, and in-store promotions. GFA has also benefited from favorable trends in the food industry regarding the required labeling of trans fats levels in food products and increased consumer awareness of the negative health implications of trans fats in foods.

The retail branded food industry is highly competitive, and numerous multinational, regional and local firms currently compete, or are capable of competing, with GFA. GFA is subject to competitive conditions in all aspects of its business. GFA competes primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising, patent protections and price. Substantial advertising and promotional expenditures are required to maintain or improve a brand’s market position or to introduce a new product. GFA’s largest principal competitors are Unilever, Kraft and ConAgra Foods, each of whom have substantially greater market presence, longer operating histories, better distribution, more significant customer bases and greater financial, marketing, capital and other resources than GFA.

GFA does not own or operate any manufacturing facilities and sources its products through third-party manufacturers. Outsourcing is designed to allow GFA to enhance production flexibility and capacity, leverage working capital, transfer risk, and focus its energy and resources on marketing and sales, while substantially reducing capital expenditures and avoiding the costs of managing a production work force. Most of GFA’s products have multiple third-party manufacturers. However, some of GFA’s newer products are supplied by a sole source.

Except in unusual circumstances, GFA provides no raw materials to co-packers. However, it works with its manufacturers to source high quality ingredients at attractive pricing. The prices paid for raw materials used in the products of GFA generally reflect factors such as weather, commodity market fluctuations, currency fluctuations, tariffs, and the effects of governmental agricultural programs. Although the prices of raw materials can be expected to fluctuate as a result of these factors, GFA believes such raw materials to be in adequate supply and generally available from numerous sources.

GFA uses third party distributors and a network of public warehouses to deliver product from its manufacturers to its customers. It relies primarily on one third party distributor to deliver all of its margarine and other refrigerated products. All freight costs associated with shipping finished products are borne by GFA.

GFA’s signature margarine and popcorn products, which currently account for a majority of GFA’s sales, utilize a proprietary licensed, patented technology that is free of trans fats and enhances good-to-bad cholesterol ratios. In 1996, Brandeis University licensed to GFA certain technology relating to the use of a balanced proportion of saturated and polyunsaturated fatty acids from one or more vegetable oil sources for incorporation in food products to increase HDL and HDL/LDL cholesterol ratio. GFA’s agreement with Brandeis provides GFA with an exclusive license to a number of patents until April 7, 2015, at which time the patents will expire. In addition, GFA has proprietary trade secrets, technology, know-how processes, and other intellectual property rights that are not registered.

GFA is subject to extensive regulation by agencies of the U.S. government and state regulatory authorities. The manufacturing, packaging, labeling, advertising, distribution and sale of GFA’s products are subject to regulation by various government agencies, principally the FDA. GFA’s advertising is subject to regulation by the FTC, pursuant to the Federal Trade Commission Act, which prohibits unfair or deceptive acts or practices including the dissemination of false or misleading advertising. GFA’s activities are also regulated by various agencies of the states, localities, and foreign countries in which GFA’s products are sold.

Merger Consideration

At the closing of the GFA merger, and subject to certain adjustments, the stockholders of GFA will be paid an aggregate of $465 million in cash (which includes the assumption of post-closing bonus payments net of tax benefits) as merger consideration. The amount to be paid at closing is subject to certain adjustments and holdbacks, including the payment of certain bonuses to some of the employees and consultants of GFA and the amount of any third-party fees and expenses incurred by GFA in connection with the merger and the transactions contemplated thereby, including, without limitation, legal, accounting, financial advisory, consulting and other fees and expenses of third parties, that have not been paid prior to the closing of the merger.

The cash consideration payable pursuant to the merger agreement will be funded with cash currently being held in the trust account established in connection with our initial public offering and the proceeds of a private placement and secured debt financing, which are described below.

Private Placement. On September 25, 2006, we entered into a securities purchase agreement with prospective investors that provides for the investors, simultaneously with the closing of the GFA merger, to purchase (1) 14,410,188 shares of our common stock at a price of $7.46 per share and (2) 15,388,889 shares of Series A convertible preferred stock and related warrants at a combined price of $9.00 per share/warrant, resulting in aggregate gross proceeds to us of approximately $246 million and net proceeds of approximately $234 million after the payment of placement fees to Citigroup Global Markets, Inc. and Banc of America Securities, LLC. The net proceeds will be used to fund a portion of the GFA merger consideration. In the event the merger proposal is not approved or the merger is not completed, the contemplated private placement will not be completed.

The conditions that must be satisfied before we and the investors become obligated to close the private placement include, among other things:

•	trading in our common stock must not have been suspended;

•	our stockholders must have approved the issuance of our securities in the private placement and the related amendment and restatement of our certificate of incorporation; and

•	the stockholders of both Boulder and GFA have approved the GFA merger and the merger has been completed in accordance with its terms.

The obligation of each investor to buy securities in the private placement is subject to the fulfillment, or waiver by such investor, of additional closing conditions, including:

•	there must have been no material adverse change with respect to either GFA or Boulder;

•

investors must have, in the aggregate, purchased our securities at closing for a total investment amount equal to the greater of (i) $240 million, or (ii) the amount, together with the $160 million of net proceeds of the debt financing (plus up to $10 million from the revolver in certain circumstances) and other available cash, that is sufficient to complete the GFA merger, including fees and expenses; and

•	we have closed a debt financing in the aggregate amount of $180 million ($160 million of which must be funded for the purpose of completing the GFA merger).

Debt Financing. On September 25, 2006, we entered into a commitment letter with Banc of America Securities LLC and Bank of America, N.A. for $180 million in debt financing, which is contingent upon the completion of the GFA merger. The commitment letter sets forth the terms and conditions of a proposed first lien facility consisting of a $120 million term loan and a $20 million revolver as well as a proposed second lien facility consisting of a $40 million term loan. The first lien facility will be secured by a first lien on all of our assets and the second lien facility will be secured by a second lien on all of our assets.

Conditions to the Completion of the GFA Merger

The stockholders of GFA have already approved the merger. The obligation of GFA to consummate the merger is subject to, among other things, the condition that our representations and warranties must be true and correct in all respects except where any failure to be true and correct has not had, individually or in the aggregate, a material adverse effect on our ability to complete the merger.

Our obligation to consummate the merger is subject to, among other things, the satisfaction of the following conditions:

•

GFA’s representations and warranties must be true and correct in all respects except where any failure to be true and correct has not had, individually or in the aggregate, a material adverse effect on GFA;

•	Boulder stockholders must have approved the merger;

•	Holders of less than 20% of the shares of Boulder common stock issued in our initial public offering have voted against the merger and exercised their rights to convert their shares;

•

Boulder must have obtained $180 million of debt financing (including a $20 million revolving credit facility) pursuant to the terms of a commitment letter with Bank of America, N.A. and Banc of America Securities LLC;

•	Boulder must have sold common stock and Series A convertible preferred stock in the private placement sufficient to raise at least $246 million; and

•	Boulder stockholders must have approved the amendments to our certificate of incorporation to authorize additional shares of stock.

Termination of the GFA Merger Agreement

The merger agreement may be terminated for a number of reasons prior to closing, including upon the following circumstances:

•	Upon the mutual consent of Boulder and the GFA shareholders’ representative;

•	By Boulder if there are material and adverse changes, discrepancies or differences in certain financial statements to be delivered by GFA;

•	By Boulder or the GFA shareholders’ representative appointed by the merger agreement if the merger has not been completed by May 31, 2007, subject to certain extensions;

•

By GFA if Bank of America, N.A. and Banc of America Securities LLC indicate that they are unwilling to fund the debt financing in accordance with the terms of the commitment letter or any of the investors in the private placement indicates that it is unwilling to fund or otherwise breaches its commitment to fund, but only if we are unable to obtain substitute financing within 15 days; or

•

By GFA if, starting five days after the special meeting proxy statement is filed with the Securities and Exchange Commission, the average combined closing price of the Boulder common stock and warrants is below $7.80 over any 10 consecutive trading days.

Required Stockholder Vote to Approve the GFA Merger

Approval of the GFA merger requires: (1) that a majority of the shares of our common stock issued in our initial public offering that vote on the merger proposal at the special meeting vote in favor of it; and (2) that holders of 20% or more of the shares issued in our initial public offering do not vote against the merger and demand to convert their shares into cash. The GFA merger is also conditioned upon the stockholder approval of the private placement and the amendment and restatement of our certificate of incorporation.

Right to Convert Shares to Cash

Each stockholder that holds shares of common stock issued in our initial public offering has the right to vote against the GFA merger and, at the same time as such vote, demand that Boulder convert such stockholder’s shares into cash equal to a pro rata portion of the trust account in which a substantial portion of the net proceeds of our initial public offering is deposited. Shares will be converted into cash only if the merger is completed and the stockholder requesting conversion holds such shares until the date the merger is consummated. However, if the holders of 2,552,168 or more shares of common stock issued in our initial public offering, an amount equal to 20% or more of the total number of shares issued in our initial public offering, vote against the merger and demand conversion of their shares into a pro rata portion of the trust account, then we will not be able to consummate the GFA merger.

Additional Information About the GFA Merger

For a more complete discussion of GFA and the GFA merger, the private placement, and the debt financing, see our current reports on Form 8-K filed with the SEC on September 25, 2006 and February 16, 2007, and our preliminary proxy statement for our Special Meeting of Stockholders filed with the SEC on February 14, 2007.

Effecting an Alternative Business Combination in the Event that the GFA Merger is not Completed

If we are unable to complete the GFA merger for any reason, we intend to continue the process of identifying and evaluating prospective businesses for an alternate business combination. Our liabilities incurred in connection with the GFA merger and our other operating activities currently exceed the funds available to us by approximately $4.4 million as of December 31, 2006. The funds in our trust account from our initial public offering consist of the net offering proceeds, plus interest (other than $750,000 we were permitted to use as working capital). None of these trust funds are available to us to pursue alternate business combinations. Therefore, we will need to obtain additional working capital from our founding directors and initial stockholders or from private investors. There is no assurance that additional capital will be available on terms acceptable to us.

Sources of target businesses

Based on the research conducted by us prior to our formation, and based on their familiarity with companies operating in the food and beverage industries, we believe there are a number of alternative target businesses that are attractive business combination candidates for us. However, we cannot assure you that we will identify, secure a definitive agreement with, or close a business combination with one or more target businesses within the time constraints in our certificate of incorporation.

In addition to the results of the research conducted by us before our formation, target businesses have been, and we anticipate will continue to be, brought to our attention from various unaffiliated parties such as investment banking firms, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and similar sources. We may also identify a target business through management’s contacts within the food and beverage industries or public relations and marketing efforts. While our officers are not committed to spending full-time on our business and our directors have no commitment to spend any time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers in the food and beverage industries may generate a number of potential target businesses that will warrant further investigation.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets (excluding deferred underwriting discounts and commissions of approximately $3.6 million) at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business in the food or beverage industries in the event that we do not complete the GFA merger. In evaluating a prospective target business, including any target business with international operations, our management will consider, among other factors, the following:

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

Opportunity for stockholder approval of an alternate business combination

Prior to the completion of our initial business combination, we will submit the transaction to our stockholders for approval. If a majority of the shares of common stock voted by the public stockholders are not voted in favor of a proposed initial business combination, we will not complete the proposed business combination. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the target business based on accounting principles generally accepted in the United States.

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

Conversion rights

At the time we seek stockholder approval of our initial business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the aggregate amount then on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including accrued interest, net of any income taxes on such interest, which shall be paid from the trust account (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in this offering. The per-share conversion price at December 31, 2006 would be approximately $7.88, or approximately $0.12 less than the per-unit offering price of $8.00. Because converting stockholders will receive their proportionate share of deferred underwriting compensation and the underwriters will be paid the full amount of the deferred underwriting compensation at the time of closing of our initial business combination, the non-converting stockholders will bear the financial effect of such payments to both the converting stockholders and the underwriters. This could have the effect of reducing the amount distributed to us from the trust account by up to approximately $715,000 (assuming conversion of the maximum of 19.99% of the eligible shares of common stock). It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account will still have the right to exercise the warrants that they received as part of the units.

Competition for an Alternate Business Combination

In identifying, evaluating and selecting a target business for a business combination in the event we do not complete the GFA merger, we may encounter intense competition from other entities having a business objective similar to ours including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us.

We may also face competition in seeking target businesses from recently formed blank check companies, which may have business plans permitting them to complete a business combination in any industry, including the food and beverage industries. This competition may increase demand for privately-held companies to combine with companies similarly structured to ours.

While we believe there are numerous potential target businesses with which we could combine, our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. In addition, other limitations might put us at a disadvantage in pursuing a potential business combination, including:

•	the requirement that we must obtain:

•	stockholder approval of an initial business combination, and

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

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination in the event we do not complete the GFA merger. Our management believes, however, that a privately held target business may view our status as a well-financed public entity as offering advantages over other entities that have a business objective similar to ours.

Competition in the Food and Beverage Industry

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

Liquidation in the Event we are Unable to Complete a Business Combination within the time Requirements in our Certificate of Incorporation

Even if we are able to raise enough working capital to identify and evaluate prospective businesses for an alternate business combination, we will be limited by time constraints imposed by our certificate of incorporation. If we are not able to complete an alternative business acquisition by June 16, 2007 or enter into a letter of intent, agreement in principle or definitive agreement for an alternate business combination by June 16, 2007 and complete that alternate business combination by December 16, 2007, we must obtain the approval of the holders of a majority of our stock in order to dissolve and distribute the trust account proceeds to our public stockholders. We view this requirement to dissolve and liquidate as an obligation to our public stockholders and neither we nor our board of directors will take any action to amend or waive any provision of our certificate of incorporation to allow us to survive for a longer period of time if it does not appear we will be able to complete a business combination within the foregoing time periods.

If we were unable to conclude an initial business combination, the December 31, 2006 per-share liquidation price would be approximately $7.88, or approximately $0.12 less than the per-unit offering price of $8.00. The per share liquidation price includes approximately $3.6 million in deferred underwriting discounts and commissions that would also be distributable to our public stockholders. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Stephen B. Hughes and James E. Lewis, our two founding directors, have agreed that, if we liquidate prior to the consummation of a business combination, they will be personally liable under certain circumstances to ensure that the proceeds in the trust account are not reduced by the claims of various vendors that are owed money by us for services rendered or contracted for or products sold to us, or claims of other parties with which we have contracted, including the claims of any prospective target with which we have entered into a written letter of intent, confidentiality or non-disclosure agreement with respect to a failed business combination with such prospective target. Additionally, the underwriters of our initial public offering have agreed to waive and forfeit any rights to or claims against the proceeds held in the trust account if we are unable to complete an initial business combination and liquidate, including with respect to the deferred underwriting discounts and commissions placed in the trust account on the closing of the initial public offering.

Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to shares of common stock acquired by them before, in or after the initial public offering. There will be no distribution from the trust account with respect to our warrants, which will expire worthless if we are liquidated.

Employees

We have three officers, all of whom are also members of our board of directors. Our officers are not obligated to contribute any specific number of hours per week to our business. We also have two senior advisors who we may retain to assist us in performing operational analyses and due diligence on potential target businesses. These advisors, Messrs. Michael R. O’Brien and John T. Stofko, have extensive experience in various aspects of the food and beverage industries. On February 6, 2006, we entered into a contractor agreement with Christopher Wolf, whereby Mr. Wolf has agreed to assist us with operational analyses, financial reporting and due diligence on potential target businesses. We have also agreed to enter into an employment agreement with Mr. Wolf upon completion of the GFA merger. We do not anticipate having any full time employees until after the consummation of the GFA merger or, in the event that we do not complete the GFA merger, an alternate business combination.

Available Information

We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Item 1A.	Risk Factors

Risks Associated with Being a Blank Check Company

If we are unable to complete the GFA merger, we will require additional funds in order to pursue an alternate business combination. If we are not able to complete an alternate business combination within the required time period, we must liquidate.

If the GFA merger is not approved by our stockholders, or if the holders of 20% or more of our common stock issued in our initial public offering vote against the merger and elect to convert their shares to cash, we will not acquire GFA. Our liabilities incurred in connection with the merger and our other operating activities exceed the funds available to us by approximately $4.4 million at December 31, 2006. The funds in our trust account from our initial public offering consist of the net offering proceeds, plus interest (other than $750,000 we were permitted to use as working capital). None of these trust funds are available to us to pursue alternate business combinations. Therefore, we will need to obtain additional working capital from our founding directors and initial stockholders or from private investors. There is no assurance that additional capital will be available on terms acceptable to us.

Even if we are able to raise enough working capital to identify and evaluate prospective businesses for an alternate business combination, we will be limited by time constraints imposed by our certificate of incorporation. If the GFA merger is not completed for any reason and we are not able to complete an alternative business acquisition by June 16, 2007 or enter into a letter of intent, agreement in principle or definitive agreement for an alternate business combination by June 16, 2007 and complete that alternate business combination by December 16, 2007, we will be required to liquidate.

Under Delaware law, our dissolution and liquidation requires the approval of the holders of a majority of our outstanding stock, without which we will not be able to dissolve and liquidate and distribute the trust account proceeds to our public stockholders.

Pursuant to Delaware law, our dissolution and liquidation requires the affirmative vote of stockholders owning a majority of our then outstanding voting stock. Soliciting the vote of our stockholders will require the preparation of preliminary and definitive proxy statements, which will need to be filed with the Securities and Exchange Commission and could be subject to its review. This process could take a substantial amount of time ranging from 40 days to several months. As a result, the distribution of our trust account proceeds to our stockholders could be subject to considerable delay. Furthermore, we may need to postpone the stockholders meeting, resolicit our stockholders or amend our plan of dissolution and distribution to obtain stockholder approval, all of which would further delay the distribution of the funds in the trust account and result in increased costs.

If we are not able to obtain approval from a majority of our stockholders, we will not be able to dissolve and liquidate and we will not be able to distribute funds from our trust account to our public stockholders, and these funds will not be available for any other corporate purpose. In the event that we are unable to obtain approval for our dissolution and liquidation, we will nonetheless continue to pursue stockholder approval for our dissolution. However, we cannot predict whether our stockholders will approve our dissolution in a timely manner or at all. As a result, we cannot provide our public stockholders with assurances of a specific timeframe for the dissolution and liquidation. If our stockholders do not approve our dissolution and liquidation and the funds remain in the trust account for an indeterminable amount of time, we may be considered an investment company and in that event, we would be subject to the regulatory burden and additional expense of complying with the Investment Company Act of 1940.

If we liquidate, our stockholders will receive less than the amount at which we sold units in our initial public offering.

If stockholders approve our liquidation, we will distribute amounts held in our trust account pro rata to the holders of the shares of common stock issued in our initial public offering, subject to the costs of liquidation and to valid claims of creditors who have not waived claims against the trust account. Two of our founding directors have agreed to indemnify us for claims of these creditors. If they cannot or do not indemnify us for these claims, we anticipate that liquidating distributions would be reduced by approximately $0.34 per share, based on amounts owed to creditors as of December 31, 2006 who have not waived claims against the trust account. We anticipate that if these creditors are not paid out of the trust account, total liquidating distributions would be approximately $7.88 per share if the distributions were made on December 31, 2006. However, we cannot estimate the actual amount that would be distributed, which will be less than the $8.00 price paid by investors in our initial public offering. There will be no distribution from the trust account with respect to our public warrants or funding director warrants, which will expire worthless.

In connection with our liquidation, we will pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose. Accordingly, the trust account proceeds could be subject to claims that could take priority over the claims of our public stockholders. In addition, stockholders who received a return of funds could be liable for claims made by creditors to the extent of distributions received by them in a dissolution, and any such liability of our stockholders would likely extend beyond the third anniversary of the dissolution.

If we liquidate and our two founding directors contest their liability under their indemnity agreements, our board of directors will assess the costs and benefits of litigation against the founders before deciding whether to enforce the agreements. Depending on the assessment, our board of directors may choose not to enforce the agreements, which would result in a reduction in the amount of liquidating distributions to stockholders.

If we do not complete the GFA merger or other business combination and are forced to liquidate, the trust account proceeds may be subject to claims that could take priority over the claims of our public stockholders. Messrs. Stephen B. Hughes and James E. Lewis, our two founding directors, have entered into separate indemnity agreements under which they will be personally liable to ensure that the proceeds of the trust account are not reduced by the claims of creditors. The exercise of our rights under these agreements in the event that Messrs. Hughes or Lewis contest their liability or default under these agreements will be determined by our board of directors, with Messrs. Hughes and Lewis abstaining. As of this date, our directors have not made a determination regarding the actions they would cause Boulder to take against Messrs. Hughes and Lewis. Such a determination will be made at the time of the dispute or default, in light of the directors’ duties as fiduciaries and the facts and circumstances at the time, including the amount of the aggregate claims against Messrs. Hughes and Lewis, the anticipated costs of litigation and whether litigation could be expensive and delay dissolution.

In the event that our board of directors decides not to enforce the indemnification agreements against Messrs. Hughes and Lewis, we anticipate that liquidating distributions would be reduced by approximately $0.34 per share, based on amounts owed to creditors as of December 31, 2006 who have not waived claims against the trust accounts.

Failure to complete the GFA merger could negatively impact the market price of our common stock, which would ultimately result in the disbursement of the trust proceeds, causing investors to experience a loss on their investment.

If the GFA merger is not completed for any reason, we may be subject to a number of material risks, including:

•	the market price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed;

•	certain costs related to the merger, such as legal and accounting fees and the costs of the fairness opinion, must be paid even if the merger is not completed; and

•	charges will be made against earnings for transaction-related expenses, which are higher than expected.

A decreased market price and added costs and charges of the failed merger could make it more difficult to attract another acquisition candidate, especially for a combination involving stock as well as cash, and may ultimately result in the disbursement of the trust proceeds, causing investors to experience a loss on their investment.

The financial interests of our officers and directors, which may be different than the best interests of our stockholders, may have influenced their motivation in causing us to enter into and close the GFA merger agreement.

Our officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not in the trust account unless the GFA merger is completed. If we do not complete the GFA merger or other business combination and are forced to liquidate, the trust account proceeds may be subject to claims that could take priority over the claims of our public stockholders. Messrs. Hughes and Lewis, our two founding directors, have entered into separate indemnity agreements under which they will be personally liable under certain circumstances to ensure that the proceeds of the trust account are not reduced by the claims of various vendors that are owed money by us for services rendered or contracted for, or claims of other parties with which we have contracted. Additionally, Messrs. Hughes and Lewis, Robert J. Gillespie, Robert F. McCarthy, William E. Hooper, all of whom are directors and Michael R. O’Brien, a Senior Advisor, purchased a combined total of 1,000,000 founding director warrants concurrently with the closing of our initial public offering. The shares of common stock and warrants owned by our officers and directors and their affiliates will be worthless if we do not consummate a business combination, and the $1.7 million purchase price of the founding director warrants will be included in the working capital that is distributed to our public stockholders in the event of our liquidation. These financial interests of our officers and directors may have influenced their motivation in causing us to enter into and close the GFA merger agreement.

Because our directors may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc., actions taken and expenses incurred on our behalf by our officers and directors will generally not be subject to “independent” review. If actions taken by our officers and directors are contrary to our best interests, the market price of our securities could be adversely affected.

Each of our directors owns shares of our common stock and may receive reimbursement for out-of-pocket expenses incurred in identifying and performing due diligence on potential target businesses and attending meetings of the board of directors. However, our directors receive no salary or other compensation for services rendered by them on our behalf prior to or in connection with the GFA merger. We have agreed to pay Hughes Consulting, Inc. and JELTEX Holdings, LLC, affiliates of Messrs. Hughes and Lewis, respectively, a combined total of $10,000 per month for office space, administrative services and secretarial support which may be required by us. This arrangement was agreed to by Hughes Consulting, Inc. and JELTEX Holdings, LLC for our benefit and is not intended to provide Messrs. Hughes and Lewis with compensation in lieu of a salary or other remuneration. We believe that the monthly expense is at least as favorable as we could have obtained from an unaffiliated person. Upon completion of a business combination or our liquidation, this monthly fee will cease. Accordingly, we believe our non-executive directors would be considered “independent” as that term is commonly used. However, under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, and because each of our directors own shares of our securities and may receive reimbursement for out-of-pocket expenses incurred in connection with activities on our behalf, state securities administrators may take the position that all of such individuals are not “independent” and, as such, we would not have the benefit of any independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Subject to availability of proceeds not placed in the trust account and interest income, net of income taxes, available to us, there is no limit on the amount of out-of-pocket expenses that could be incurred.

We have agreed with the representatives of the underwriters of our initial public offering that our audit committee will review and approve all expense reimbursements made to our officers, directors or senior advisors and that any expense reimbursements payable to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval. To the extent any unreimbursed out-of-pocket expenses exceed the available proceeds not deposited in the trust account and interest income, net of income taxes, available to us, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination. Messrs. Hughes and Lewis, our two founding directors, have entered into separate indemnity agreements under which they will be personally liable under certain circumstances to ensure that the proceeds of the trust account are not reduced by the claims of various vendors that are owed money by us for services rendered or contracted for, or claims of other parties with which we have contracted. We cannot assure you that all actions taken on our behalf by our directors will be in our best interests and in accordance with statutory duties owed to us. If actions are taken or expenses incurred that are not in our best interests, it could have a material adverse effect on our business, operations and the price of our securities held by public stockholders.

Our results of operations and our stock price may fluctuate due to changes in the fair value of our outstanding public warrants from time to time.

Our public warrants are classified as derivative liabilities on our balance sheet. Changes in the fair value of these warrants will result in changes in the recorded amount of these derivative liabilities, and the corresponding gain or loss also will be included in our results of operations. The value of the public warrants will be affected by, among other things, changes in the market price of our common stock and could fluctuate significantly from quarter to quarter, and the resulting impact on our results of operations could cause the market price of our common stock to fluctuate in turn. Even if the GFA merger is not completed, these fluctuations will continue to affect our results of operations as long as the public warrants remain outstanding.

Accordingly, investors may experience a loss as a result of a decreasing stock price and we may not be able to raise future capital, if necessary, in the equity markets.

Risks Associated with the GFA Merger

In addition to other information included in this report, you should consider all the risks relating to the proposed acquisition of GFA, the private placement, the debt financing and our operations following the business combination in our filings referred to above under “Recent Developments” in addition to the following:

•	Risks involved with GFA’s business, including its dependence on third party manufacturers and a small number of significant customers;

•	Risks involved with our ability to:

(1)	maintain, promote, support and extend the brand equity in the Smart Balance® and Earth Balance® trade names;

(2)	maintain the exclusive license of the intellectual property utilized in many of GFA’s products and protect its proprietary formulations;

(3)	maintain and grow GFA’s margarine distribution and sales;

(4)	anticipate and respond to new consumer trends;

(5)	develop, introduce, market and distribute new products and sizes;

(6)	create additional channels of distribution;

(7)	achieve sales and earnings forecasts, which are based on assumptions regarding sales volume, product mix and other items;

(8)	maintain profit margin in the face of a consolidating retail environment and large global customers;

(9)	recruit and retain officers, key employees or directors, following the GFA merger; and

(10)	remain in compliance with the terms and conditions of the debt financing.

•

The market price of our common stock may decline if we do not achieve the perceived benefits of the merger as rapidly as, or to the extent anticipated by, financial or industry analysts, or if our financial results as a result of the GFA merger are not consistent with the expectations of financial or industry analysts;

•	The fact that GFA’s representations and warranties in the merger agreement will not survive the merger;

•

The substantial dilutive effect on our current stockholders from the private placement and the additional dilution in the future from the conversion of the Series A convertible preferred stock, for which we have reserved, including a cushion for possible reductions in the conversion price, a total of 60 million shares of common stock;

•

The ability of the investors in the private placement to control our voting stock immediately after the merger and the right of the holders of a majority of the outstanding shares of Series A convertible preferred stock to veto corporate actions such as additional debt or equity financings and acquisitions;

•	The possible adverse impact on the market price of our common stock from re-sales of common stock by the investors who purchase shares in the private placement; and

•

The substantial leverage that will result from the debt financing may impair our ability to service and refinance the debt, which could force us to reduce or delay capital expenditures, restructure our indebtedness or seek additional equity capital.

Risks Associated with Seeking and Completing an Alternate Business Combination in the Event the GFA Merger is not Completed

You should consider the following risks associated with seeking and completing an alternate business combination in the event that the GFA merger is not completed:

•	We are not limited to completing a business combination with a particular target business, so you cannot currently ascertain the merits or risks of the target business that we may ultimately operate;

•

Our officers and directors are or may in the future become affiliated with entities engaged in business activities similar to those to be conducted by us, and may have conflicts of interest in allocating their time and business opportunities;

•

Because the shares of common stock owned by our officers and directors are prohibited from participating in liquidating distributions by us, they may have a conflict of interest in deciding if a particular target business is a good candidate for a business combination;

•

If we do not conduct an adequate due diligence investigation of a target business with which we seek to combine, we may be required to take write-downs or write-offs, restructuring and impairment and other charges that could have a significant negative effect on our stock price, which could cause you to experience a loss on your investment;

•	Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to complete a business combination; and

•

The possibility that we may not be able to complete an initial business combination within the time requirements in our certificate of incorporation, which, assuming that our stockholders approve our dissolution and liquidation, would result in stockholders receiving less than the amount which we sold units in our initial public offering. For more information about the risks associated with our failure to complete an initial business combination, see the “Risks Associated with Our Business” beginning on page 11.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Facilities

We currently maintain our executive offices at 6106 Sunrise Ranch Drive, Longmont, Colorado 80503. These offices are currently provided to us by Hughes Consulting, Inc. In the near future, we expect to relocate our offices to an as-yet unidentified office building in Boulder, Colorado. Under our agreement with Hughes Consulting and JELTEX Holdings, we have agreed to pay these entities a combined total of $10,000 per month for offices and administrative services, including secretarial support, commencing December 16, 2005. This arrangement is memorialized in a letter agreement between us and Hughes Consulting and JELTEX Holdings that was not negotiated on an arm’s length basis. We believe that based on rents and fees for similar services in the Boulder, Colorado area, that the fee charged by Hughes Consulting and JELTEX Holdings is at least as favorable as we could have obtained from an unaffiliated party. We consider our existing office space adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the company’s security holders during the fourth quarter of 2006.

PART II

Item 5.	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

Our units began trading on the OTC Bulletin Board on December 16, 2005 under the symbol BDSBU.OB. Our common stock and warrants became separable from our units on January 27, 2006 and trade under the symbols BDSB.OB and BDSBW.OB, respectively. Each of our units consists of one share of our common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00 commencing on the completion of a business combination with a target business. Our warrants will expire at 5:00 p.m., New York time, on December 16, 2009, or earlier upon redemption.

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

	OTC Bulletin Board
	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
December 16 – 31, 2005	n/a	n/a	n/a	n/a	$9.00	$8.00

2006 First Quarter	$7.80	$7.60	$1.45	$.80	$9.15	$8.40

2006 Second Quarter	$8.20	$7.50	$1.83	$1.16	$10.10	$8.45

2006 Third Quarter	$7.65	$7.45	$1.65	$.90	$9.20	$8.40

2006 Fourth Quarter	$8.60	$7.45	$2.69	$1.10	$11.35	$8.40

Holders of Common Equity

On March 1, 2007, there were approximately 24 holders of record of our common stock.

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

The following is a summary of selected financial data of the Company for the period from May 31, 2005, (inception) to December 31, 2006, which should be read in conjunction with the financial statements of the Company and the notes thereto:

SELECTED HISTORICAL FINANCIAL INFORMATION

	Twelve months ended December 31, 2006	May 31, 2005 (inception) December 31, 2006	May 31, 2005 (inception) to December 31, 2005
Statement of operations data:
Formation and operating costs	$1,924,602	$2,034,156	$109,554
Expenses settled with founders stock	—	2,359,856	2,359,856

Operating loss	$(1,924,602)	$(4,394,012)	$(2,469,410)
Gain (loss) on derivative liabilities	(15,266,445)	(13,457,879)	1,808,566
Interest income	4,220,026	4,243,768	23,742
Income taxes	(808,140)	(808,140)	—

Net loss	$(13,779,161)	$(14,416,263)	$(637,102)

Weighted average number of shares outstanding	14,355,945	10,524,943	4,025,031

Net loss per share—basic and diluted	$(0.96)	$(1.37)	$(0.16)

	December 31, 2006		December 31, 2005
Balance sheet data (at period end):
Cash and cash equivalents	$569,142		$1,548,609
Investments held in trust—restricted	101,073,611		98,354,755
Deferred costs	3,589,990

Total assets	$106,284,163		$100,280,424

Derivative liabilities	$32,284,925		$17,018,480
Total liabilities	40,863,120		21,507,996
Common stock subject to possible conversion	19,661,116		19,661,116
Total stockholders’ equity	45,327,304		59,111,312

Total liabilities and stockholders’ equity	$106,284,163		$100,280,424

Item 7.	Management Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-K.

We were incorporated in Delaware on May 31, 2005 as a blank check company formed to complete a business combination with one or more operating businesses. We have focused our efforts to conclude a business combination on target businesses in the food and beverage industries. While we may seek to effect a business combination with more than one target business, our initial business combination must be with a target business having a fair market value of at least 80% of Boulder’s net assets at the time of the business combination.

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

Prior to entering into the merger agreement with GFA, we were engaged in identifying a suitable business combination candidate. We had met with target companies, service professionals and other intermediaries to discuss with them Boulder, the background of our management and our combination preferences. In the course of these discussions, we had also spent time explaining the capital structure of our initial public offering, the business combination approval process, and the timeline under which we were operating before the proceeds of the offering must be returned to investors.

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

For the twelve months ended December 31, 2006, our net loss equaled $13.8 million. Interest income, primarily on the trust account investment, was $4.2 million. This was reduced by a non-operating loss on derivative liabilities of $15.3 million. For more information on the derivative liabilities, see “MDA—Critical Accounting Policies and Estimates—Accounting for Warrants—Derivate Liability.” Expenses included $120,000 for a monthly administrative services agreement, $610,000 for professional fees, $360,000 for consulting expenses, $360,000 for insurance, primarily director and officer liability insurance, $155,000 for travel expenses, $266,000 for other expenses and income tax expense of $808,000.

Net loss of $637,000 for the period from May 31, 2005 (inception) to December 31, 2005 consists of $2.4 million for stock related compensation expense, $109,000 of other expenses, offset by a non-operating gain on derivative liabilities of $1.8 million and by interest income, primarily on the trust account investment, of $24,000.

Net loss of $14.4 million for the period from May 31, 2005 (inception) to December 31, 2006 consists of $2.4 million for stock related compensation expense, $125,000 for a monthly administrative services agreement, $625,000 for professional fees, $360,000 for consulting fees, $377,000 for insurance, primarily director and officer liability insurance, $155,000 for travel expenses, $266,000 for other expenses, offset by interest income, primarily on the trust account investment, of $4.2 million further reduced by a non-operating loss on derivative liabilities of $13.5 million. Income tax expense for the period was $808,000.

Liquidity and Capital Resources

The net proceeds from the sale of our units in our initial public offering were $99.5 million. Of this amount, approximately $98.4 million (including deferred underwriting discounts and commissions of approximately $3.6 million) was deposited in trust and, in accordance with our amended and restated certificate of incorporation, will be released either upon the consummation of the GFA merger, or an alternate business combination, or upon our liquidation. The remaining $1.1 million was held outside of the trust and is available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, under the terms of our initial public offering, up to $750,000 of interest income from the trust account, net of income tax, was available to us for use for general expenses. In June 2006, we transferred $750,000 out of the trust account. Given the proposed GFA merger, we anticipate that all of the net proceeds available outside the trust, approximately $569,000 at December 31, 2006, will have been exhausted by the time of closing of the proposed merger.

On February 15, 2007, our chairman, chief executive officer and a director, Stephen B. Hughes, agreed to lend us up to $500,000 to cover operating expenses, to be drawn as needed by the Company. As of March 16, 2007, $300,000 in advances were outstanding. The loan will bear interest at a rate equal to the lowest applicable federal short term rate in effect pursuant to Section 1274(d) of the Internal Revenue Code of 1986, as amended, as the same may be adjusted from time to time. The loan and accrued interest must be repaid within thirty days after consummation of a business combination.

Our primary liquidity requirements include expenses for the due diligence and investigation of our target business. As of December 31, 2006, we estimate to incur approximately $5,500,000 for legal, accounting and other expenses associated with structuring, negotiating and documenting our contemplated merger and private placement. We will pay Citigroup Global Markets, Inc. $5,625,000 for advisory services upon completion of the merger. In addition, we have incurred approximately $200,000 for legal and accounting fees relating to our SEC reporting obligations and approximately $1.7 million for various expenses and reserves, including approximately $376,000 for director and officer liability insurance premiums. We have agreed to pay Hughes Consulting, Inc. JELTEX Holdings, LLC, affiliates of Messrs. Hughes and Mr. James E. Lewis, a vice chairman and director, an aggregate of $10,000 per month for up to 24 months for administrative services. We have incurred, but not paid, $125,200 since our inception for these services. In addition, several consultants and other service providers, whose expenses are included in the $5,500,000 figure described above, have agreed to defer payment until we have completed our business combination or the business combination is terminated or abandoned.

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

In connection with the merger, the private placement and the debt financing, after extensive negotiations, we succeeded in obtaining waiver language in the merger agreement, the securities purchase agreement and the commitment letter for the debt financing in which the other parties to these agreements waived claims against the amounts held in trust.

Duff & Phelps, who provided our fairness opinion, and our accountants did not accept our requests that they waive claims against amounts held in trust, indicating that if their fees were contingent upon the successful completion of a business combination, they would not be considered independent in connection with the rendering of their services.

For the same reason, we believe that requiring a waiver from our legal advisors of claims against amounts held in trust would create a potential conflict of interest and could potentially compromise the independence of their advice. Those firms that we did ask to waive their claims refused to do so.

The fees of Citigroup Global Markets as our financial advisor and co-placement agent in the private placement and the fees of Banc of America Securities, LLC as co-placement agent in the private placement are contingent upon the closing of the business combination. The $3.6 million deferred underwriting fee in our initial public offering likewise is contingent on the closing of the business combination. Therefore, we did not believe it was necessary to require either Citigroup or Banc of America to waive claims against amounts held in trust.

In addition, if any of our vendors or service providers attempt to access funds held in trust, Messrs. Hughes and Lewis are contractually required to indemnify us for these amounts.

At December 31, 2006 we estimate that approximately $5.5 million will be owed at closing to vendors or service providers who have not waived their claims to amounts held in trust. Assuming all of these vendors and service providers are paid out of the funds held in trust and Messrs. Hughes and Lewis cannot or do not indemnify us for these amounts, the amount of the liquidating distribution would be reduced by approximately $0.34 per share.

The table below compares the use of net proceeds from our initial public offering held outside of the trust account estimated at the time of the public offering (December 16, 2005) versus those we estimated as of December 31, 2006.

	S-1	Currently estimated (2)(3)
Net Proceeds

Held in trust	$98,354,755	$102,200,000

Not held in trust	1,250,000	1,820,000

Use of proceeds not held in trust

Legal, accounting and other expenses attendant to the due diligence investigation, structuring and negotiation of a business combination and private placement, and due diligence of target business, including fees paid to consultants to perform due diligence and reimbursements of due diligences expenses incurred by initial stockholders, officers or directors (1)	600,000	5,500,000

Payment of $10,000 in administrative fees to Hughes Consulting, Inc. and JELTEX Holdings, LLC	240,000	175,000

Merger advisory fee payable Citigroup Global Markets, Inc. upon completion of merger	—	5,625,000
Legal and accounting fees related to SEC reporting obligations	50,000	250,000

Working capital to cover other expenses	360,000	2,350,000

Total	$1,250,000	$13,900,000

(1)

Due diligence and legal, accounting and non-due diligence expenses were expected to total $1,200,000. The difference between these amounts and the budgeted allocations from amounts not held in trust was to be funded from interest income, net of income taxes, of up to $750,000 which was released to us from the trust account in June 2006. Any such interest income not used for due diligence or legal, accounting and non-due diligence expenses was usable by us to pay other expenses.

(2)	Assumes the proposed business combination with GFA is consummated prior to May 31, 2007.
(3)

Existing available funds are not sufficient to satisfy estimated transaction costs prior to the GFA merger. However, certain of our advisors other than accountants and the fairness opinion consultant have agreed to alter their fees or defer a substantial amount of their fees until we complete a business combination. As a result, we believe we have adequate funds to complete the GFA merger.

As of December 31, 2006, we had (i) $569,000 in cash held outside the trust account and (ii) $5.5 million in estimated transaction costs including accrued legal fees, due diligence expenses and related transaction expenses, of which approximately $3.6 million have been incurred. The increase in the estimated fees versus our original estimates is due primarily to the required private placement financing and the length of time and associated expenses that have been required to complete the merger including the time and expense of preparing various merger and financing documents and the associated costs therewith relative to what was originally estimated.

At the completion of our initial public offering, we did not contemplate executing a transaction as large or as complex as the one pending with GFA. We also did not expect to incur any advisory fees from an investment bank, such as Citigroup in connection with evaluating, structuring and negotiating a transaction. However, when we began our negotiations with the shareholders of GFA, management and the board of directors believed, due to the size and complexity of the transaction, it was essential to have an investment bank advise us on the transaction. We engaged Citigroup in the middle of May, 2006 to assist us with the transaction. The services provided to us by Citigroup included advice on structuring the transaction, negotiation strategy, valuation analyses, financial terms and other financial matters.

At our initial public offering we did consider the cost of due diligence and legal fees to complete a transaction, but we did not foresee a transaction as complex and negotiations as protracted as our contemplated merger with GFA. Although it is always difficult to estimate the amount of time to prepare an agreement, we did not expect the merger discussions to last over four months to arrive at a negotiated merger agreement. In addition, although we considered the necessity of raising additional funding to complete a transaction, we did believe that if necessary, we would raise the additional capital through debt financing from a major financial institution. We also did not anticipate the length of time required to clear a definitive proxy statement with the SEC. Due to the size and the complexity of the contemplated transaction, we have incurred additional fees for legal and due diligence costs for the raising of the $246.1 million through the private placement and the $180 million debt financing. Total legal fees are estimated to approximate $3.6 million, the fairness opinion and other valuation costs are estimated to equal $750,000, and other due diligence costs, including filing fees are estimated to approximate $1.1 million. Thus, legal, professional and due diligence fees for the merger agreement, private placement and debt financing are currently estimated to be approximately $5.5 million compared to our initial estimate of $600,000.

We also incurred legal, accounting and due diligence costs of approximately $200,000 on the investigation of another acquisition candidate. We were in the process of conducting such due diligence when we became aware of the GFA opportunity.

Certain of our advisors other than accountants and the fairness opinion consultant have agreed to alter their fees or defer a substantial portion thereof until we have completed our business combination or the business combination is terminated or abandoned and to forego such fees in the event the merger is not consummated. Accordingly, we believe we have adequate funds to complete the proposed merger with GFA. Given that the total currently estimated use of proceeds exceeds the net proceeds held out of trust, we will not be able to search for, negotiate or complete a business combination other than the proposed combination with GFA without obtaining additional funding. Additionally, our ability to manage cash through the completion, if approved, of the GFA merger, will dictate whether we are required to raise additional funds in order to meet the expenditures required for operating our business after the merger. One of our initial stockholders, Stephen B. Hughes, has agreed to lend us up to $500,000 to cover operating expenses. He and other initial stockholders may elect to provide us with additional capital, although they are not obligated to do so. We could try to raise any required funds via a private offering of debt or equity securities, however there is no guarantee that we would be successful in completing such fundraising on terms acceptable to us. For a further discussion see “Risk Factors.”

Private Placement

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

Commitment for Secured Debt Financing

On September 25, 2006, we entered into a commitment letter with Banc of America Securities LLC and Bank of America, N.A. for $180 million in debt financing, which is contingent upon the completion of the GFA merger. The commitment letter sets forth the terms and conditions of a proposed first lien facility consisting of a $120 million term loan and a $20 million revolver as well as a proposed second lien facility consisting of a $40 million term loan. The first lien facility will be secured by a first lien on all of our assets and the second lien facility will be secured by a second lien on all of our assets.

The term loan of the first lien facility will mature on the seventh anniversary of the closing date of the loan and the revolving loan under the first lien facility will mature on the sixth anniversary of the loan closing date. The term loan of the second lien facility will mature seven years and six months after the closing date of the loan.

At our option, the interest rate on the first lien facility revolver will be LIBOR plus an applicable margin which we expect to be 3.25% per annum or the higher of (i) the Bank of America prime rate or (ii) the federal funds rate plus 0.50%, in either case plus an applicable margin which we expect to be 2.25% per annum. Such rate will be in effect for the first six months following closing. Thereafter, the interest rate on the revolver will be determined in accordance with a pricing grid to be agreed upon based on our leverage ratio. The interest rate on the first lien facility term loan will be at our option: (i) LIBOR plus an applicable margin which we expect to be 3.25% per annum or (ii) the Bank of America prime rate, in either case plus an applicable margin which we expect to be 2.25%. At our option, the interest rate on the second lien facility will be LIBOR plus an applicable margin which we expect to be 5.00% per annum or the higher of (i) the Bank of America prime rate or (ii) the federal funds rate plus 0.50%, in either case plus an applicable margin which we expect to be 5.00% per annum.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2006, Boulder did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than our payments to affiliates of Messrs. Hughes and Lewis as described above for the office and administrative services provided in Colorado.

Related Party Transactions

At December 31, 2006, amounts owed to three initial stockholders for advances to us to cover expenditures was approximately $86,300. At December 31, 2005, the corresponding amount owed to four initial stockholders was approximately $74,700.

We have agreed to pay Hughes Consulting, Inc. JELTEX Holdings, LLC, affiliates of Messrs. Hughes and Mr. James E. Lewis, a vice chairman and director, an aggregate of $10,000 per month for up to 24 months for office space and administrative services. Services commenced on the effective date of the initial public offering and will terminate upon the earlier of (i) the consummation of a Business Combination, or (ii) the liquidation of the Company. Approximately $120,000 and $5,200 was incurred, but not paid, under this arrangement in 2006 and 2005, respectively.

On February 15, 2007, our chairman, chief executive officer and a director, Stephen B. Hughes, agreed to lend us up to $500,000 to cover operating expenses, to be drawn as needed by us. As of March 16, 2007, $300,000 in advances were outstanding. The loan will bear interest at a rate equal to the lowest applicable federal short term rate in effect pursuant to Section 1274(d) of the Internal Revenue Code of 1986, as amended, as the same may be adjusted from time to time. The loan and accrued interest will be repaid within thirty days after consummation of a business combination.

During 2005, Mr. Hughes and James E. Lewis, a vice chairman and director, had advanced on our behalf a total of $200,000 for payment of expenses related to our formation and initial public offering. These advances were non-interest bearing, unsecured and were due at the earlier of March 31, 2006 or the consummation of the offering. The loans were repaid out of the proceeds of the initial public offering not placed in trust.

Concurrently with the closing of the initial public offering, Messrs. Hughes and Lewis, along Robert J. Gillespie, Robert F. McCarthy, William E. Hooper, all of whom are directors, and Michael R. O’Brien, a Senior Advisor, purchased a combined total of 1,000,000 founding director warrants from us for a purchase price of $1.70 per warrant. The founding director warrants have terms and provisions that are identical to the warrants included in the units being sold in this offering, except that the founding director warrants (i) will not be transferable or salable by the purchasers who initially purchased the warrants from us until we complete a business combination, (ii) will be non-redeemable so long as these persons hold such warrants, and (iii) are being purchased pursuant to an exemption from the registration requirements of the Securities Act and will become freely tradable only after they are registered pursuant to a registration rights agreement to be signed on or before the date of this prospectus, or if an exemption from registration is then available. The transfer restriction does not apply to transfers occasioned by operation of law or for estate planning purposes.

One of the founding stockholders, Mr. Lewis, has issued an option to purchase 61,927 of common shares that he currently holds individually, at $.0082 per share, to our former legal counsel as partial compensation for legal services rendered during our formation and initial public offering.

Critical Accounting Policies and Estimates

Accounting for Warrants-Derivative Liability

On December 21, 2005, Boulder consummated its initial public offering of 12,760,840 units. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $6.00. In addition, our founding directors, certain other directors and a senior advisor purchased 1,000,000 warrants for $1.70 per warrant with an exercise price of $6.00 per share.

Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the 12,760,840 warrants issued in the initial public offering are separately accounted for as liabilities and the 1,000,000 warrants issued to our founding directors, certain other directors and a senior advisor to purchase common stock are accounted for as equity.

Statement of Financial Accounting Standard No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, paragraph 11 (a) of SFAS No. 133 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position from being treated as derivative instruments. While the warrants to purchase the additional 12,760,840 shares are indexed to our common stock, the fact that the shares underlying the warrants require future registration in accordance with the warrant agreement requires us to classify these instruments as a liability in accordance with EITF 00-19 paragraph 14. This derivative liability will be adjusted to fair value, and any changes will be recorded as non-operating gains or losses.

The warrants sold as part of the units in our initial public offering began separate trading from the units in January 2006 and the price is quoted on the Over the Counter Bulletin Board. Consequently, the fair value of these warrants is estimated as the market price of a warrant at each period end. To the extent that the market price increases or decreases, our derivative liabilities will also increase or decrease, with a corresponding effect on our consolidated statement of operations. The fair value at December 31, 2006 was calculated to be $32.3 million, or approximately $2.53 per warrant. This compares to a valuation of $17.0 million, or approximately $1.33 per warrant, when valued at December 31, 2005. For the twelve months ended December 31, 2006, the change in valuation from December 31, 2005 resulted in a non-operating loss of $15.3 million being recognized. For the period from May 31, 2005 (inception) through December 31, 2006, $13.5 million was recognized as a non-operating loss.

Prior to January 2006, we performed a valuation of the warrants to purchase 12,760,840 shares. The pricing model we used for determining fair value of the warrants was the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model used market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment and may impact net income. We used volatility rates based upon a peer group of ten publicly traded food products companies in the Dow Jones U.S. Small Cap Index. The volatility factor used in Black-Scholes had a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility as calculated at December 31, 2005 approximated 17.65%. We used a risk-free interest rate, which is the rate on U.S. Treasury instruments, for a security with a maturity that approximated the estimated remaining contractual life of the derivative.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, (“SFAS No. 123R”) “Share-Based Payment”. SFAS No. 123R replaced SFAS No. 123 and superseded APB 25. SFAS No. 123R will require compensation cost related to equity-based payment transactions to be recognized in financial statements. SFAS No. 123R requires measurement of the cost of equity-based payment transactions to employees at the estimated fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R requires implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma footnote disclosures required under SFAS No. 123. The provisions of SFAS No. 123R were adopted by the Company effective for the fiscal year beginning January 1, 2006. The impact on the Company’s financial statements will correlate directly with the number of options, if any, issued by the Company. The Company has no option plans authorized or existing at December 31, 2006.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2). The FSP specifies the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be recognized and measured separately in accordance with FASB SFAS No. 5, “Accounting for Contingencies” and related literature. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration. The FSP applies immediately to registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. Whereas, for registration payment arrangements and the financial instruments subject to those arrangements entered into prior to its issuance, the FSP applies to our financial statements for the fiscal year beginning in 2007. We adopted the provisions of FSP EITF 00-19-2 beginning in January 2007 with no impact on our Consolidated Financial Statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

The requirement to recognize the funded status of a defined benefit postretirement plan is effective for the fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. We do not expect this standard to have any material impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect this standard to have any material impact on our results of operations or financial position.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. We do not expect this standard to have any material impact on our results of operations or financial position.

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

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in, and if a suitable business target is not identified by us prior to the prescribed liquidation of the trust account we may not engage in, any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. The net proceeds of our initial public offering held in the trust account have been invested only in United States “government securities,” defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less. Given our limited risk in our exposure to U.S. Treasury Bills, we do not view the interest rate risk to be significant. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 8.	Consolidated Financial Statements and Supplementary Data.

Reference is made to our financial statements beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. During our most recent fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and attestation of public accounting firm. The report of management on the effectiveness of our internal control over financial reporting and the associated attestation report of our independent registered certified public accounting firm are set forth in Item 8—“Consolidated Financial Statements and Supplementary Data”.

Item 9B.	Other Information

Not applicable.

PART III

Items 10, 11, 12, 13 and 14. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; Certain Relationships and Related Transactions; Principal Accounting Fees and Services.

The information called for by Items 10, 11, 12, 13 and 14 will be contained in our definitive proxy statement for the 2007 Annual Meeting of Stockholders. The definitive proxy statement will be filed with the SEC within 120 days of fiscal year ended December 31, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report

(1)	Financial Statements: The financial statements as set forth under Item 8 of this 10-K

(2)	Financial Statement Schedules: Not applicable.

(3)	Index to Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation(1)

3.2	By-laws(1)

4.1	Specimen Unit Certificate(1)

4.2	Specimen Common Stock Certificate(1)

4.3	Specimen Warrant Certificate(1)

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant(1)

10.1.1	Form of Letter Agreement among the Registrant, Roth Capital Partners, LLC and Stephen B. Hughes(1)

10.1.2	Form of Letter Agreement among the Registrant, Roth Capital Partners, LLC and James E. Lewis(1)

10.2	Letter Agreement among the Registrant, Roth Capital Partners, LLC and William E. Hooper(1)

10.3	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Robert F. McCarthy(1)

10.4	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Michael R. O’Brien(1)

10.5	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Gerald J. Laber(1)

10.6	Letter Agreement among the Registrant, Roth Capital Partners, LLC and John T. Stofko(1)

10.7	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Caroline Elise Hughes Irrevocable Trust(1)

10.8	Letter Agreement among the Registrant, Roth Capital Partners, LLC and John Trevelyn Hughes Irrevocable Trust(1)

10.9	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Henry Thomas Hughes Irrevocable Trust(1)

10.10	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Stephen Feldhaus(1)

10.11	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Janis M. Lewis(1)

10.12	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Jeffrey R. Nieder(1)

Exhibit No.	Description
10.13	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Peter Mazula(1)

10.14	Letter Agreement among the Registrant, Roth Capital Partners, LLC and Lee Anne Lewis(1)

10.15	Promissory Note, dated June 21, 2005, issued to Stephen B. Hughes(1)

10.16	Promissory Note, dated June 21, 2005, issued to James E. Lewis(1)

10.17	Letter Agreement among the Registrant, Hughes Consulting, Inc. and JELTEX Holdings, LLC(1)

10.18	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders(1)

10.19	Form of Founding Director Warrant Purchase Agreement among the Registrant, Messrs. Stephen B. Hughes and James E. Lewis, certain Directors of the Registrant and a Senior Advisor(1)

10.20	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers(1)

10.21	Form of Stock Escrow Agreement among the Registrant, the Initial Stockholders, and Continental Stock Transfer & Trust Company(1)

10.22	Form of Investment Management Trust Agreement by and between the Registrant and Continental Stock Transfer & Trust Company(1)

10.23	[Reserved]

10.24	Form of Letter Agreement among the Registrant, Roth Capital Partners, LLC and Robert J. Gillespie(1)

10.25	[Reserved]

10.26	Letter Agreement between the Registrant, Roth Capital Partners, LLC and Robyn L. Duda(1)

10.27	Letter Agreement between the Registrant, Roth Capital Partners, LLC and Earl E. Hoellen(1)

10.28	Form of Non-Compete Agreement between the Registrant and each of its officers and directors(1)

10.29	Form of Letter Agreement between the Registrant, Citigroup Global Markets Inc. and Robert S. Gluck(1)

10.30	Form of Lockup Agreement among Citigroup Global Markets Inc. and the Initial Stockholders of the Registrant(1)

10.31	Contractor Agreement between Boulder Specialty Brands, Inc. and Christopher Wolf dated February 6, 2006(3)

10.32	Agreement and Plan of Merger by and among Boulder Specialty Brands, Inc., BSB Acquisition Co., Inc., GFA Holdings, Inc., and Stockholders’ Representative dated as of September 25, 2006(5)

10.33	Securities Purchase Agreement between Boulder Specialty Brands, Inc. and certain investors dated as of September 25, 2006(5)

10.34	Form of Registration Rights Agreement between Boulder Specialty Brands, Inc. and certain investors(5)

10.35	Form of Warrant Agreement between Boulder Specialty Brands, Inc. and certain investors(5)

10.36	Letter agreement dated as of February 15, 2007 between Boulder Specialty Brands, Inc., TSG4, L.P. (as shareholders’ representative), GFA Holdings, Inc., and BSB Acquisition Co., Inc. to amend the Merger Agreement dated September 25, 2006(6)

10.37	Letter Agreement dated as of February 15, 2007 between Boulder Specialty Brands, Inc. and certain investors to amend the Securities Purchase Agreement dated September 25, 2006(6)

10.38	Promissory Note dated February 15, 2007 executed by Boulder Specialty Brands, Inc. in favor of Stephen B. Hughes(6)

Exhibit No.	Description
14	Form of Code of Ethics(2)

31	Rule 13a-14(a)/15(d)-14(a) Certifications†

32	Section 1350 Certifications†

99.1	Amendment to Underwriting Agreement between Boulder Specialty Brands, Inc. and Citigroup Global Markets, Inc. dated March 31, 2006(4)

†	Filed herewith.
(1)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-126364).
(2)	Incorporated by reference to exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-126364).
(3)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 10, 2006.
(4)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.
(5)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 27, 2006.
(6)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 16, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of March, 2007.

BOULDER SPECIALTY BRANDS, INC.

By:	/s/ Stephen B. Hughes
Stephen B. Hughes
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date
/s/ Stephen B. Hughes	Chairman and Chief Executive Officer	March 16, 2007
Stephen B. Hughes	(Principal Executive Officer)

/s/ James E. Lewis	Vice Chairman of the Board of Directors	March 16, 2007
James E. Lewis	(Principal Financial and Accounting Officer)

/s/ Robert S. Gluck	Vice Chairman of the Board of Directors	March 16, 2007
Robert S. Gluck

/s/ Robert J. Gillespie	Director	March 16, 2007
Robert J. Gillespie

/s/ William E. Hooper	Director	March 16, 2007
William E. Hooper

/s/ Gerald J. Laber	Director	March 16, 2007
Gerald J. Laber

/s/ Robert F. McCarthy	Director
Robert F. McCarthy		March 16, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

BOULDER SPECIALTY BRANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders

Boulder Specialty Brands, Inc.

Longmont, Colorado

We have audited the accompanying consolidated balance sheets of Boulder Specialty Brands, Inc. and Subsidiary, a corporation in the development stage (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006, for the period May 31, 2005 (inception) to December 31, 2005 and for the period May 31, 2005 (inception) to December 31, 2006. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006, for the period May 31, 2005 (inception) to December 31, 2005 and for the period May 31, 2005 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

As described in the notes to the consolidated financial statements, the Company intends to dissolve and promptly distribute only to its public stockholders the amount in the trust account less any income taxes payable on interest income if the Company does not effect a business combination by June 16, 2007 (or by December 16, 2007 if defined events are achieved). As more fully described in Notes 4 and 5, if the proposed acquisition is not completed within the agreed upon time period, and unless additional financing is obtained, the Company will not have sufficient funds outside the trust to satisfy its obligations.

Ehrhardt Keefe Steiner & Hottman PC

March 16, 2007

Denver, Colorado

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Consolidated Balance Sheets

	December 31, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$569,142	$1,548,609
Investments held in trust—restricted	101,073,611	98,354,755
Accrued interest receivable in trust	141,260	23,420
Prepaid and other current assets	354,077	352,840
Deferred tax asset	555,283	—

Total current assets	102,693,373	100,279,624
Deferred costs	3,589,990	—
Other assets	800	800

Total assets	$106,284,163	$100,280,424

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$4,798,884	$841,812
Advances from stockholders	206,276	74,669
Deferred underwriting fees	3,573,035	3,573,035
Derivative liabilities	32,284,925	17,018,480

Total current liabilities	40,863,120	21,507,996

Common stock, subject to possible conversion, 2,550,892 shares at conversion value	19,661,116	19,661,116
Deferred interest income	432,623	—

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0001 par value, 75,000,000 shares authorized; 15,951,050 shares issued and outstanding (including 2,550,892 subject to conversion)	1,595	1,595
Additional paid-in capital	59,741,972	59,746,819
Deficit accumulated during the development stage	(14,416,263)	(637,102)

Total stockholders’ equity	45,327,304	59,111,312

Total liabilities and stockholders’ equity	$106,284,163	$100,280,424

See accompanying notes to these consolidated financial statements

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Consolidated Statements of Operations

	Twelve months ended December 31, 2006	May 31, 2005 (inception) to December 31, 2005	May 31, 2005 (inception) to December 31, 2006
Formation and operating costs	$1,924,602	$109,554	$2,034,156
Expenses settled with founders stock	—	2,359,856	2,359,856

Operating loss	(1,924,602)	(2,469,410)	(4,394,012)
Interest income	4,220,026	23,742	4,243,768
Gain (loss) on derivative liability	(15,266,445)	1,808,566	(13,457,879)

Loss before income taxes	(12,971,021)	(637,102)	(13,608,123)
Income tax expense	808,140	—	808,140

Net loss	$(13,779,161)	$(637,102)	$(14,416,263)

Basic and diluted net income (loss) per share	$(0.96)	$(0.16)	$(1.37)

Weighted average shares outstanding—basic and diluted	14,355,945	4,025,031	10,524,943

See accompanying notes to these consolidated financial statements

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Consolidated Statement of Changes in Stockholders’ Equity

For the period from May 31, 2005 (inception) to December 31, 2006

	Common Stock			Deficit Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital
Initial capital from founding stockholders for cash	3,190,210	$319	$24,681	—	$25,000
Sale of 12,760,840 units, net of underwriting discount and offering expenses (including 2,550,892 shares subject to possible conversion)	12,760,840	1,276	94,150,444		94,151,720
Proceeds subject to possible conversion of 2,550,892 shares	—	—	(19,661,116)	—	(19,661,116)
Reduction of equity related to warrant liability			(18,827,046)		(18,827,046)
Proceeds from the issuance of warrants	—	—	1,700,000	—	1,700,000
Expenses settled with founders stock	—	—	2,359,856	—	2,359,856
Net loss	—	—	—	(637,102)	(637,102)

Balance at December 31, 2005	15,951,050	1,595	59,746,819	(637,102)	59,111,312
Finalization of offering costs incurred			(4,847)		(4,847)
Net loss				(13,779,161)	(13,779,161)

Balance at December 31, 2006	15,951,050	$1,595	$59,741,972	$(14,416,263)	$45,327,304

See accompanying notes to these consolidated financial statements

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Consolidated Statements of Cash Flows

	Twelve months ended December 31, 2006	May 31, 2005 (inception) to December 31, 2005	May 31, 2005 (inception) to December 31, 2006
Cash flows from operating activities
Net loss	$(13,779,161)	$(637,102)	$(14,416,263)
Adjustments to reconcile net loss to net cash provided by operating activities:
Expenses settled with founders stock	—	2,359,856	2,359,856
Increase(decrease) in derivative liabilities	15,266,445	(1,808,566)	13,457,879
Deferred income taxes	(555,283)	—	(555,283)
Accrued interest receivable in trust	(117,840)	(23,420)	(141,260)
Deferred interest income	432,623	—	432,623
Changes in operating assets and liabilities:
Prepaid assets and other current assets	(1,237)	(352,840)	(354,077)
Accounts payable and accrued expenses	1,173,673	461,583	1,635,256

Net cash provided by (used in) operating activities	2,419,220	(489)	2,418,731
Cash flow from investing activities
Proceeds from maturity of Treasury Bills—held in Trust	698,691,157		698,691,157
Purchase of Treasury Bills—held in trust	(701,408,491)	(98,354,251)	(799,762,742)
(Increase) in cash held in trust	(1,519)	(504)	(2,023)
Payments for other assets	—	(800)	(800)

Net cash used in investing activities	(2,718,853)	(98,355,555)	(101,074,408)
Cash flow from financing activities
Proceeds from notes payable to stockholders	—	200,000	200,000
Payments on notes payable to stockholders	—	(200,000)	(200,000)
Increase in advances from stockholders	131,607	74,669	206,276
Proceeds from sale of shares of common stock	—	25,000	25,000
Gross proceeds from public offering	—	102,086,720	102,086,720
Proceeds from sale of warrants	—	1,700,000	1,700,000
Payments for acquisition, offering and loan costs	(426,362)	—	(426,362)
Payments for offering costs	(385,079)	(3,981,736)	(4,366,815)

Net cash provided by (used in) financing activities	(679,834)	99,904,653	99,224,819

Net increase (decrease) in cash	(979,467)	1,548,609	569,142
Cash—Beginning of period	1,548,609	—	—

Cash—End of period	$569,142	$1,548,609	$569,142

Supplemental schedule of non-cash financing activities
Accrual of deferred acquisition, offering and loan costs	$3,163,628	$—	$—

Accrual of deferred initial offering costs	$—	$380,229	$—

Accrual of deferred underwriting fees	$—	$3,573,035	$3,573,035

Accrual of derivative liability associated with warrants	$—	$18,827,046	$18,827,046

Cash paid for income taxes	$1,020,000	$—	$—

See accompanying notes to these consolidated financial statements

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Consolidated Financial Statements

Note 1 – Organization, Nature of Business Operations and Basis of Presentation

Boulder Specialty Brands, Inc. (the “Company”) was incorporated in Delaware on May 31, 2005 as a blank check company whose objective is to acquire through a merger, stock exchange, asset acquisition or similar business combination with an operating business or businesses. All activity from May 31, 2005 (inception) through December 31, 2006 relates to the Company’s formation, initial public offering (the “Offering”) described below and in Note 3, and search for a business combination, described below. See Note 4 for a discussion of a proposed acquisition.

The registration statement for the Offering was declared effective on December 16, 2005. The Company consummated the Offering on December 21, 2005, and received net proceeds of approximately $96 million. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating company. As used herein, a “Target Business” shall mean one or more businesses that at the time of the Company’s initial business combination has a fair market value of at least 80% of the Company’s net assets. A “Business Combination” shall mean the initial combination of the Company of such Target Business that meets the fair market value criterion above.

Approximately 96% of the proceeds of the Offering were placed in a trust account invested until the earlier of (i) the consummation of the Company’s first Business Combination or (ii) the liquidation of the Company. The proceeds in the trust account include 3.5% of the gross proceeds representing deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination. The remaining proceeds outside of the trust account, together with interest income on the balance in the trust account, net of income taxes on such interest, of up to $750,000 that is releasable to the Company, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In June 2006, the Company transferred $750,000 from the trust account.

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

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Consolidated Financial Statements

Note 1 – Organization, Nature of Business Operations and Basis of Presentation (continued)

Public Stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the total amount on deposit in the trust account, before payment of underwriting discounts and commissions and including any interest earned on their portion of the trust account net of income taxes payable thereon, and net of any interest income (less income taxes payable) of $750,000 on the balance of the trust account previously released to the Company, if a Business Combination is approved and completed. Public Stockholders who convert their stock into their share of the trust account will continue to have the right to exercise any Warrants they may hold.

The Company will dissolve and promptly distribute only to its Public Stockholders the amount in the trust account less any income taxes payable on interest income plus any remaining net assets if the Company does not effect a Business Combination by June 16, 2007 (or by December 16, 2007 if a letter of intent, agreement in principle or definitive agreement has been executed by June 16, 2007 and the Business Combination has not yet been consummated by June 16, 2007). In the event of liquidation, the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 3).

The Company formed BSB Acquisition Co., Inc. (a wholly owned subsidiary), a Delaware corporation, on July 28, 2006 for the sole purpose of the acquisition of GFA Holdings, Inc, as described in Note 4. There is no assurance that the Company will be successful consummating this business combination or in finding and consummating another business combination. Therefore, there is a risk of substantial loss to the stockholders.

These Consolidated Financial Statements were prepared in conformity with Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP required management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ from those estimates. Estimates and assumptions which, in the opinion of management, were significant to the underlying amounts included in the consolidated financial statements and for which it would be reasonably possible that future events or information could change those estimates include deferred acquisition costs and the realization of deferred income tax assets.

The Consolidated Financial Statements included our accounts as well as the accounts of our wholly-owned subsidiary. All intercompany transactions were eliminated in consolidation.

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2006, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

Investments Held in Trust

At December 31, 2006, the investments held in trust consisted principally of short term Treasury Bills. The Company has the ability and the intent to hold its investments until maturity. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, the Company carries its investments at cost. At December 31, 2006, the cost of the investments approximates the fair value of the investments.

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Deferred Costs

Deferred costs consist principally of accounting fees, legal fees and other fees incurred through the balance sheet date that are related to the proposed acquisition, the proposed private placement, and the proposed debt financing, each of which is discussed in Note 4. Deferred acquisition costs related to the proposed acquisition will be charged to expense if the acquisition is not consummated or included in the allocation of purchase price should the transaction be consummated. Deferred offering costs related to the private placement will offset proceeds recorded as equity if the transaction is completed or charged to expense if the acquisition is not completed. Deferred loan costs associated with the debt financing will be recorded as an asset and such costs will be amortized over the life of debt if the transaction is consummated and charged to expense if the transaction is not consummated.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	2006	2005
Deferred acquisition costs payable	$3,163,628	$380,229
Principal payments on financed insurance premiums	331,239	360,025
Income taxes payable	343,423	—
Delaware fanchise tax payable	70,462	70,415
Rating agency fees payable	234,100	—
Other accounts payable and accrued expenses	656,032	31,143

	$4,798,884	$841,812

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

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Accounting for Warrants – Derivative Liability (continued)

The Warrants sold as part of the Units in our Offering began separate trading from the Units in January 2006 and the price is quoted on the Over the Counter Bulletin Board (“OTCBB”). Consequently, the fair value of these Warrants is estimated as the market price of a Warrant at each period end. To the extent that the market price increases or decreases, the Company’s derivative liabilities will also increase or decrease, with a corresponding effect on the Company’s consolidated statement of operations. The fair value at December 31, 2006 was calculated to be $32,284,925, or approximately $2.53 per warrant. This compares to a valuation of $17,018,480, or approximately $1.33 per warrant, when valued at December 31, 2005. The net change in the valuation from December 31, 2005 through December 31, 2006 of $15,266,445 was recorded as a non-operating loss for the twelve months ended December 31, 2006. For the period from May 31, 2005 (inception) through December 31, 2005, the change in valuation resulted in a non-operating gain of $1,808,566 being recognized. For the period from May 31, 2005 (inception) through December 31, 2006, $13,457,879 was recognized as a non-operating loss.

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

Deferred Interest Income

Deferred interest income consists of the 19.99% of net interest earned on investments held in trust, which is subject to the right of conversion. Net interest earned on investments held in trust is interest income earned on investments held in trust less allocable income taxes, net of the interest income (less income taxes payable) of $750,000 on the balance of the trust account previously released to the Company.

Loss per Share of Common Stock

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average shares of common stock outstanding for the period. No effect has been given to 1,595,105 common shares that have been placed in escrow and will not be released from escrow until an initial Business Combination has been completed and the last sales price of the Company’s common stock thereafter equals or exceeds $11.50 per share for any 20 trading days within any 30 day trading period beginning after completion of an initial business combination. Such shares are considered contingently issuable shares under Statement of Financial Accounting Standards (“SFAS”) No. 128 and are not considered outstanding for purposes of computing loss per share of common stock. In addition, no effect has been given to potential issuances of common stock from warrants in the diluted computation as the effect would not be dilutive.

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Consolidated Financial Statements

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, (“SFAS No. 123R”) “Share-Based Payment”. SFAS No. 123R replaced SFAS No. 123 and superseded APB 25. SFAS No. 123R will require compensation cost related to equity-based payment transactions to be recognized in financial statements. SFAS No. 123R requires measurement of the cost of equity-based payment transactions to employees at the estimated fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R requires implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma footnote disclosures required under SFAS No. 123. The provisions of SFAS No. 123R were adopted by the Company effective for the fiscal year beginning January 1, 2006. The impact on the Company’s financial statements will correlate directly with the number of options, if any, issued by the Company. The Company has no option plans authorized or existing at December 31, 2006.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2). The FSP specifies the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be recognized and measured separately in accordance with FASB SFAS No. 5, “Accounting for Contingencies” and related literature. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration. The FSP applies immediately to registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. Whereas, for registration payment arrangements and the financial instruments subject to those arrangements entered into prior to its issuance, the FSP applies to our financial statements for the fiscal year beginning in 2007. We adopted the provisions of FSP EITF 00-19-2 beginning in January 2007 with no impact on our Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the Company to recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 in its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

The requirement to recognize the funded status of a defined benefit postretirement plan is effective for the fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. We do not expect this standard to have any material impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect this standard to have any material impact on our results of operations or financial position.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. We do not expect this standard to have any material impact on our results of operations or financial position.

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

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

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

Note 4 – Proposed Acquisition

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

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Consolidated Financial Statements

Note 4 – Proposed Acquisition (continued)

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

Note 5 – Liquidity

The Company’s current cash position is approximately $569,000. The Company currently has outstanding payables, accrued expenses and liabilities, other than derivative liabilities and deferred underwriting fees, of approximately $5.0 million. The Company’s short term liabilities, other than derivative liabilities and deferred underwriting fees, exceed our available cash position by approximately $4.4 million. In the event the business combination is not consummated within the agreed upon time period, and unless additional financing is obtained, the Company will not have sufficient funds outside the trust fund to satisfy its obligations, including any amounts arising from the commitment disclosed in Note 8 below.

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Consolidated Financial Statements

Note 5 – Liquidity (continued)

In the event the business combination is not consummated within the agreed upon time period, the Company does not believe it will have sufficient available funds outside of the trust fund to operate through June 16, 2007. The Company has incurred approximately $3.6 million in expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of the business combination. The Company believes that it will likely be forced to liquidate if the business combination with GFA is not consummated and additional funds are not obtained.

Subsequent to year end, an initial stockholder has agreed to lend the Company up to $500,000. See Note 12 below.

Note 6 – Income Taxes

The components of the income tax provision (benefit) consisted of the following:

	Twelve months ended December 31, 2006	May 31, 2005 (inception) to December 31, 2005	May 31, 2005 (inception) to December 31, 2006
Income tax provision (benefit):
Current taxes:
Federal	$1,195,120	$—	$1,195,120
State	168,303	—	168,303

	1,363,423	—	1,363,423
Deferred taxes:			—
Federal	$(510,846)	$—	(510,846)
State	(44,437)	—	(44,437)

	(555,283)	—	(555,283)

Provision for income taxes	$808,140	$—	$808,140

The reconciliation of the provision for income taxes based on the U.S. federal statutory income tax rate to our provision for income taxes was as follows:

	Twelve months ended December 31, 2006	May 31, 2005 (inception) to December 31, 2005	May 31, 2005 (inception) to December 31, 2006
Expected federal statutory taxes at 34%	$(4,410,147)	$(216,615)	$(4,626,762)
Stock compensation	—	802,351	802,351
Derivative liabilities	5,190,591	(614,912)	4,575,679
Valuation allowance		16,427	16,427
Other	27,696	12,749	40,445

Provision for income taxes	$808,140	$—	808,140

Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate in effect for the year in which the differences are expected to reverse. Deferred income expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

Temporary differences for financial statement and income tax purposes result primarily from charges to operations for financial statement reporting purposes which are not currently tax deductible and from revenues deferred for financial statement reporting purposes which are currently taxable. The components of the deferred tax asset and liability were as follows:

	December 31, 2006	December 31, 2005
Deferred tax assets:
Accrual to cash adjustments	$394,971	$11,927
Deferred interest income	160,312
Net operating loss carryover		4,500

	555,283	16,427
Valuation allowance	—	(16,427)

Net deferred tax asset	$555,283	$—

	December 31, 2006	December 31, 2005
Deferred tax asset current	$555,283	$—
Long-term deferred tax asset	—	—
Deferred tax liability current	—	—
Long-term deferred tax liability	—	—

Net deferred tax assets (liabilities)	$555,283	$—

We periodically review the need for a valuation allowance against deferred tax assets and recognize these deferred tax assets to the extent that realization is more likely than not. Based upon a review of trends and forecasted earnings and the relevant expiration of carryforwards, we believe that the valuation allowances are appropriate. The valuation allowance decreased by $16,427 to zero in 2006. The decrease in the valuation allowance was the result of utilization of tax assets including the utilization of the net operating loss carryforward of approximately $24,000. The net operating loss was generated in 2005 during the Company’s initial year.

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Consolidated Financial Statements

Note 7 – Notes Payable to Stockholders and Related Party Transactions

The Company issued an aggregate of $200,000 in unsecured promissory notes to two Initial Stockholders on June 21, 2005. The notes were paid in full during December 2005.

The Company has agreed to pay up to $10,000 a month in total for office space and general and administrative services to affiliates of two of the Initial Stockholders. Services commenced on the effective date of the Offering and will terminate upon the earlier of (i) the consummation of a Business Combination, or (ii) the liquidation of the Company. Approximately $120,000 and $5,200 was incurred, but not paid, under this arrangement in 2006 and 2005, respectively.

At December 31, 2006, amounts owed to three Initial Stockholders for advances to the Company to cover expenditures were approximately $86,300. At December 31, 2005, the corresponding amount owed to four initial stockholders was approximately $74,700.

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

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Consolidated Financial Statements

Note 8 – Commitment and Contingency

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

Note 9 – Common Stock

Common Stock Subject to Possible Conversion

As stated in Note 1, Public Stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the total amount on deposit in the trust account, before payment of underwriting discounts and commissions and including any interest earned on their portion of the trust account net of income taxes payable thereon, and net of any interest income (less income taxes payable) of up to $750,000 on the balance of the trust account previously released to the Company, if a Business Combination is approved and completed. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. At December 31, 2006, $19,661,116, representing 2,550,892 common shares, has been classified as common stock subject to possible conversion.

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

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Consolidated Financial Statements

Note 10 – Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note 11 – Unaudited Quarterly Results

The following table presents certain unaudited quarterly results for fiscal years 2006 and 2005:

	December 31,		September 30,		June 30,		March 31, 2006
	2006	2005	2006	2005	2006	2005
Revenues	$—	$—	$—	$—	$—	$—	$—
Operating income (loss)	(827,042)	(2,157,138)	(367,225)	(311,587)	(506,705)	(685)	(223,630)
Net income (loss)	(11,055,424)	(324,830)	(5,786,098)	(311,587)	3,353,448	(685)	(291,087)

Income (loss) per share—diluted	$(0.77)	$(0.06)	$(0.40)	$(0.10)	$0.23	$(0.00)	$(0.02)

Diluted weighted average common shares outstanding	14,355,945	5,132,077	14,355,945	3,190,210	14,355,945	3,190,210	14,355,945

Note: The company was formed on May 31, 2005.

Note 12 – Subsequent Event

On February 15, 2007, an initial stockholder agreed to lend the Company up to $500,000 to cover operating expenses, to be drawn as needed by the Company. The loan will bear interest at a rate equal to the lowest applicable federal short term rate in effect pursuant to Section 1274(d) of the Internal Revenue Code of 1986, as amended, as the same may be adjusted from time to time. The loan and accrued interest will be repaid within thirty days after consummation of a business combination. At March 16, 2007, advances of $300,000 were outstanding under this agreement.