Form 10-K/A
period 2006-12-31
Boulder Specialty Brands, Inc.
filed 2007-04-30
CIK 1331301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on April 20, 2007, as reported on the OTC Bulletin Board was approximately $126.3 million. As of April 20, 2007, there were 15,951,050 shares of common stock, par value $.0001 per share, of the registrant outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K/A that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K/A may include, for example, statements about our:

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

The forward-looking statements contained in this Annual Report on Form 10-K/A are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

EXPLANATORY NOTE

The purpose of this amendment is to include the information required by Items 10 - 14 of Part III, which was omitted from our Form 10-K as originally filed on March 16, 2007.

Part III

Item 10.	Directors and Executive Officers of the Registrant

Our current directors and executive officers are as follows:

Name	Age	Position
Stephen B. Hughes	52	Chairman of the Board and Chief Executive Officer
Robert S. Gluck	56	Vice Chairman and Director
James E. Lewis	58	Vice Chairman and Director
Robert J. Gillespie	64	Director
William E. Hooper	71	Director
Gerald J. Laber	63	Director
Robert F. McCarthy	57	Director

Stephen B. Hughes has been our chairman of the board and chief executive officer since our inception. Highlights of Mr. Hughes’ background include:

•	over 29 years’ experience in the food and beverage industries;

•	key executive marketing and sales role at White Wave Foods Company, where management team outperformed sales objectives and exceeded targeted earn-out;

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

Since 2004, Mr. Hughes has served as the first non-employee member of the board of directors and a director of The Cambridge Group, a leading demand strategy consulting firm headquartered in Chicago, Illinois. While with Cambridge, Mr. Hughes has led or participated in securing new marketing strategy engagements with a number of major consumer packaged goods companies. From 2002 to 2004, Mr. Hughes served first as vice president of sales and then as the senior vice president of marketing and sales for White Wave Foods Company, a division of Dean Foods Company. Having joined White Wave immediately following its sale to Dean Foods, Mr. Hughes played a key role in increasing White Wave’s revenue run rate from approximately $175 million to over $375 million per year and positioning the White Wave management team to significantly outperform its earn-out objectives and receive a payout exceeding the targeted earn-out. In June 2004, Mr. Hughes was also named senior vice president of marketing and research and development for Dean Foods’ newly formed White Wave division, a $1.1 billion division with brands including Silk, Horizon, International Delight, Land-o-Lakes and Marie’s. From 2000 to 2002, he served as chairman of the board and chief executive officer of Frontier Natural Product, Inc., a privately held cooperative providing distribution services, organic ingredients and spices to the natural foods industry.

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

Mr. Hughes was employed with the frozen food division of ConAgra Foods, Inc., as a vice president for new products from 1988 to 1989 and as executive vice president and general manager from 1989 to 1992. In these capacities, Mr. Hughes led the development and launch of the Healthy Choice initial line of frozen foods and the development and launch of products in eight extension categories. While with Healthy Choice, Mr. Hughes was responsible for developing, positioning, advertising and pricing strategies; raw material procurement and plant operations procedures; developed the strategy for rapid multi-category expansion; oversaw the introduction of pizza, soup, ice cream and breaded fish products; and developed licensing and partner relationships that led to the introduction of Healthy Choice cookies, cereals and Slim-Fast frozen meals manufactured by strategic partners. While Mr. Hughes was with the frozen food division, Healthy Choice’s annual revenues increased from zero to $1.0 billion and he initiated acquisition discussions with the owner of Marie Callander that led to its subsequent acquisition by ConAgra Foods.

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

•

chief financial officer, senior vice president—finance and a member of the board of directors of Unilever U.S., a Unilever NV/Plc subsidiary with $11 billion in annual sales, where Mr. Gluck had overall responsibility for accounting, financial reporting, payroll, pensions and investments, tax and real estate activities, and a coordinating role for investor relations, mergers and acquisitions, and internal audit function;

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

James E. Lewis has been a vice chairman and a director since inception. Highlights of Mr. Lewis’ background include:

•

over 14 years’ experience in the food industry, including development and implementation of a vertical integration strategy for the Jeltex group of companies, which combined interests in vegetable farming, fresh produce distribution, manufacture of canned foods and retail grocery distribution;

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

Mr. Gillespie joined CPC International in 1965 in strategic planning and capital investment planning. In 1976, he was appointed president of Canada Starch Company, a subsidiary of CPC International. In 1980, he was appointed as a vice president of CPC International and appointed president of the Corn Products Unit of CPC North America. From 1988 to July 1995, he served as president of the Best Foods Division of CPC International and was elected a senior vice president of CPC International in 1991. He was also appointed to the board of directors of CPC International in 1988, a position he held until October 2000. He was appointed as an executive vice president of CPC International in July 1995, which changed its name to Bestfoods in March 1997. Mr. Gillespie continued to serve as executive vice president for strategic business development and finance and other corporate staff functions until the purchase of Bestfoods by Unilever NV/Plc in October 2000. At the end of the fiscal year immediately preceding its sale to Unilever, Bestfoods employed over 44,000 people worldwide, generated sales of over $8.1 billion, generated net income of $717 million, and had a portfolio of leading brands in the consumer packaged goods industry including Hellman’s/Bestfoods mayonnaise, Knorr soups and sauces, Skippy peanut butter, Mazola corn oil, Thomas’ English muffins and Entenmann’s cakes and cookies. Mr. Gillespie is currently the Principal of Westmount Investments, LLC, a privately held investment company. In February 2006, Mr. Gillespie joined the board of directors of Kristian Regale, a private company engaged in the sparkling juice business. Mr. Gillespie also serves on the board of directors of Dominex, a private consumer food company, CSC Consumer Products and the Delbarton School. He formerly served on the boards of directors of Factory Mutual Insurance Company and Advanced H2O Inc., Tiger 21 and The Valley Hospital and he is the former chairman of the Sarah W. Stedman Center for Nutritional Studies at Duke University. Mr. Gillespie holds a Bachelors degree in Science from St. Mary’s University of Halifax, Canada; a Bachelors degree in mechanical engineering from Dalhousie University of Halifax, Canada; and a Master of Science degree in industrial administration from Purdue University.

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

In September 2005, Mr. Hooper formed Hooper Consulting LLC, a marketing communications consultancy.

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

Gerald J. “Bud” Laber has been a member of our board of directors since June 2005. Highlights of Mr. Laber’s background include:

•	over 33 years’ experience in accounting and auditing for a variety of public and private businesses;

•	partner with Arthur Andersen LLP for 20 years;

•	board and audit committee experience for six publicly traded companies, including serving as chair of the audit committee for each of such concerns;

•

comprehensive knowledge of public company accounting, financial reporting and internal control issues, and familiarity with corporate governance and disclosure requirements imposed on public companies; and

•	certified public accountant.

He has been a private investor since 2000, when he retired after 33 years of service with Arthur Andersen. Mr. Laber was a partner with Arthur Andersen from 1980 to 2000 and, with the exception of a leave for military service from 1966 through 1968, was employed by Arthur Andersen from 1965 until retiring in 2000. Mr. Laber is a certified public accountant and is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Since July 2003, he has served as a member of the board of directors and chair of the audit committee of Healthetech, Inc.; since October 2003 on the board of directors and chair of the audit committee of Centennial Specialty Foods Corporation; since February 2004 on the board of directors and as chair of the audit committee of Scott’s Liquid Gold, Inc; from April 2004 to March 2007 on the board of directors and as chair of the audit committee of Spectralink Corporation; since July 2004 on the board of directors and as chair of the audit committee of

Qualmark Corporation; and from July 2004 to July 2007 on the board of directors and audit committee (chair since October 2005) of Applied Films Corporation. Each of these companies is, or was, publicly traded. Mr. Laber holds a BSBA degree with a major in accountancy from the University of South Dakota, and is a member of the board of directors or trustees of two charitable organizations with offices in the metropolitan Denver, Colorado area.

Robert F. McCarthy has been a member of our board of directors since June 2005. Highlights of Mr. McCarthy’s background include:

•	over 30 years’ experience in the food and beverage industries;

•

co-leader of roll-up in the consumer packaged goods sales agency business that resulted in the creation of the largest national sales agency in North America, Acosta Sales and Marketing Company, with over $45 billion in managed sales and that currently accounts for over 10% of all U.S. grocery industry sales;

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

Since 2004, Mr. McCarthy has been active in advising several consumer packaged goods companies and managing his personal investments. From 1998 to 2004, Mr. McCarthy co-led the roll-up of the consumer packaged goods food sales agency business that resulted in the creation of a national agency, Acosta Sales and Marketing Company. With $45 billion in managed sales, Acosta is currently responsible for over 10% of all sales in the U.S. grocery industry. From 1998 to 2004, Mr. McCarthy served as president of the Acosta Grocery Channel, the grocery division of Acosta Sales and Marketing.

Acosta is the leading full service sales and marketing agency providing out-sourced sales, merchandising, marketing and promotional services to consumer packaged goods manufacturers across the U.S. The operations of the Acosta Grocery Channel accounted for over 80% of Acosta revenue and employed in excess of 80% of Acosta’s over 10,000 sales associates. Acosta was created in 1998 through the merger of Acosta and PMI-Eisenhart, where Mr. McCarthy was president and chief operating officer. This newly merged company then acquired several other major regional sales agencies, Kelley-Clarke in the West, MAI Companies in the Northeast and Luke Soules/Southwest L.P. in the Southwest. Following these initial acquisitions, Acosta purchased four agencies in Canada and several specialty agencies in the U.S., becoming the largest consumer packaged goods sales agency in North America.

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

From 1980 to 1995, Mr. McCarthy served as a member or chair of a number of client/sales agency advisory boards, including those for Brach, Celestial Seasonings, Clorox, Domino Sugar, IRI, Mars, Minute Maid, Nabisco, Pillsbury and Quaker Oats. He is also a past president of the Chicago Food Brokers Association and previously served on the board of directors of The Steak – Umm Company and Chomp, Inc. He holds a BBA degree in marketing from the University of Notre Dame and a Master of Management degree from the Kellogg School of Business at Northwestern University.

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

Key Consultant

On February 6, 2006, we entered into an agreement with Mr. Christopher Wolf whereby Mr. Wolf has agreed to assist us in identifying, seeking and completing a business combination and to provide financial and general business advice to us. In connection with the agreement, Mr. Wolf will be paid $150 per hour for his services. The term of the agreement shall commence on February 20, 2006 and continue through December 15, 2007, subject to prior termination. In the event that we complete our initial business combination prior to December 15, 2007, we will enter into an employment arrangement with Mr. Wolf whereby Mr. Wolf will serve as our Chief Financial Officer. The total amount of compensation to be paid to Mr. Wolf pursuant to the agreement shall not exceed $300,000 without our express written consent. Additionally, Mr. Wolf has agreed to defer one-half of his compensation until after the completion of our initial business combination. In the event that Mr. Wolf is not retained as our Chief Financial Officer after completion of the initial business combination, other than for cause as defined in the agreement, we have agreed to make a separation payment to Mr. Wolf in the amount of $300,000 payable in twelve monthly installments.

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

Christopher W.Wolf has over 19 years experience as a financial executive and consultant to companies in the marketing, retail, and technology sectors. Mr. Wolf most recently served as Chief Financial Officer of NiuTech LLC, an internet marketing services company. In this role, Mr. Wolf was responsible for the accounting, financial planning and analysis, treasury and risk management activities of the company. Mr. Wolf also served as an independent consultant during 2004 to 2005, providing consultation on financial reporting, Sarbanes-Oxley compliance, corporate governance, capital structure, mergers and acquisitions and tax planning to a variety of public and private entities. Additional highlights of Mr. Wolf’s experience include:

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

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors and employees. Our code of ethics, as applied to our senior executive officers, including our Chief Executive Officer and principal accounting officer, is expected to comply with the requirements of Section 406 of the Sarbanes-Oxley Act. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us or can be accessed on our website at www.boulderspecialtybrands.com. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics on our website within 5 business days of such amendment or waiver or as otherwise required by the SEC.

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

Audit Committee

Our audit committee consists of Messrs. Gillespie, Laber and McCarthy and this committee is chaired by Mr. Laber. In August of 2006, William Hooper resigned from the audit committee. The directors we have appointed to our audit committee are each an independent member of our board of directors as defined by Nasdaq independence requirements for audit committee members. Each member of our audit committee is financially literate and our board of directors has determined that Mr. Laber qualifies as an “audit committee financial expert,” as such term is defined by SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The responsibilities of our audit committee include:

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

Item 11.	Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered. Since December 16, 2005, we have accrued, but have not paid, Hughes Consulting, Inc. and Jeltex Holdings, LLC, entities owned and controlled by each of Messrs. Hughes and Lewis, respectively, a combined total of $10,000 per month for office space and administrative services, including secretarial support, which may be required by us. During 2005 and 2006, approximately $5,200 and $120,000, respectively, was incurred, but not paid, under this arrangement. This arrangement was agreed to by Hughes Consulting, Inc. and Jeltex Holdings, LLC for our benefit and is not intended to provide Messrs. Hughes and Lewis with compensation in lieu of a salary or other remuneration. No other executive officer or director has a relationship with or interest in Hughes Consulting, Inc. or Jeltex Holdings, LLC.

Other than this $10,000 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our initial stockholders, including our officers and directors, or any of their respective affiliates, for services rendered, including attendance at board of directors meetings, prior to or in connection with our initial business combination. However, our officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses, performing due diligence on suitable business combinations and attending meetings of the board of directors including those related to the GFA merger. There is no limit on the amount of these out-of-pocket expenses, and there will be no review of reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Compensation Discussion and Analysis

Our policies with respect to executive compensation following our initial business combination will be administered by our board in consultation with the compensation committee. We intend for our compensation policies to provide for compensation that is sufficient to attract, motivate and retain executives of outstanding ability and potential and to establish an appropriate relationship between executive compensation and the creation of shareholder value. To meet these goals, our compensation committee will be charged with recommending executive compensation packages to our board of directors.

Overall, we will seek to provide total compensation packages that are tailored to the unique characteristics and needs within the food and beverage industry in order to create an executive compensation program that will adequately reward our executives for their roles in creating value for our shareholders. We intend to be competitive with other similarly situated companies in the food and beverage industry following completion of our initial business combination.

It is anticipated that our executives’ compensation will have three primary components: salary, cash incentive bonus and stock-based awards. We have not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation. The compensation committee expects to do so before we complete our initial business combination. The compensation committee has retained a compensation consultant to assist in the development of policies and programs. We also plan to establish and maintain various employee benefit plans, including medical, dental, life insurance and 401(k) plans. However, during 2007, our banks will require that the total cash compensation of Stephen B. Hughes and Robert S. Gluck be limited to $400,000 and $300,000, respectively.

Our compensation committee will be charged with performing an annual review of our executive officers’ cash compensation and equity holdings to determine whether they provide adequate incentives and motivation to executive officers and whether they adequately compensate the executive officers relative to comparable officers in other companies.

Stock and Awards Plan

On October 19, 2006, our board of directors unanimously approved the Smart Balance, Inc. Stock and Awards Plan, subject to the approval of our stockholders and the completion of the of the business combination with GFA Holdings, Inc. If the business combination with GFA Holdings, Inc. is not completed or approved, the stock plan will not be effective.

The stock plan includes the following features that protect the interests of our stockholders:

•	The stock plan will be administered by a compensation committee composed entirely of independent directors;

•	Exercise prices for stock options and stock-based awards under the stock plan must be at least 100% of fair market value on the grant date of the award;

•	Exercise prices for awards may not be decreased after the grant date and participants are prohibited from surrendering awards in exchange for an award with a lower exercise price;

•	No amendments may be made to the stock plan to materially increase the number of shares reserved for issuance under the stock plan without the approval of Boulder stockholders;

•	No awards may be issued retroactively; and

•	No more than 1,930,000 of the shares may be awarded as restricted stock or restricted stock units.

So long as the number of outstanding shares of our Series A convertible preferred stock represents at least 12.5% of the total number of shares of Series A convertible preferred stock issued at the closing of the private placement, our restated certificate of incorporation contains a negative covenant that restricts the number of stock options, restricted stock or convertible securities that may be issued to employees, directors or consultants to 4,825,000 during the first three years after the issuance of Series A convertible preferred stock and 2,412,500 during the fourth and fifth years after the issuance of Series A convertible preferred stock.

Description of the Stock Plan

The following is a brief description of certain important features of the stock plan, the full text of which is attached as Annex “G” to our definitive proxy statement dated April 27, 2007. This summary does not purport to be complete and is qualified in its entirety by reference to Annex “G.” If the proposal to adopt the stock plan and the other proposals in our definitive proxy statement are approved, we intend to promptly file a registration statement on Form S-8 under the Securities Act, registering the shares available for issuance under the stock plan.

General

The stock plan is intended to promote the long-term growth and financial success of Boulder and to increase stockholder value by attracting and retaining officers, employees, consultants and advisors of Boulder and its Affiliates (as defined in the stock plan). The stock plan provides for the granting of stock options, restricted stock, restricted stock units and stock awards to officers, employees, consultants, advisors or other individuals who provide personal services to us and our affiliates.

Administration

The stock plan will be administered by the compensation committee of the board of directors of Boulder, except to the extent the board of directors delegates its authority to another committee of the board, which we refer to as the administrator. All members of the compensation committee must satisfy the requirements for independence of SEC Rule 16b-3 and remain qualified as “outside directors” within the meaning of section 162(m) of the United States Internal Revenue Code of 1986, as amended.

The administrator has the authority to administer and interpret the stock plan, to determine the participants to whom awards will be granted under the stock plan and, subject to the terms of the stock plan, the type and size of each award, the terms and conditions of performance conditions, cancellation and forfeiture of awards and the other features applicable to each award or type of award. The administrator may modify outstanding awards, waive any conditions or restrictions imposed with respect to awards or the stock issued pursuant to awards and make any and all other determinations that it deems appropriate, subject to the limitations contained in the stock plan, including prohibitions against re-pricing and provisions designed to maintain compliance with the requirements of sections 162(m) and 409A of the Code, as well as other applicable laws and stock exchange rules.

Eligibility

All “participants” in the stock plan, defined by the stock plan as an officer, employee, consultant, advisor or other individual who provides personal services to us or our affiliates, are eligible to receive awards under the stock plan. Participation is discretionary, and awards are subject to approval by the administrator. Upon the closing of the GFA merger, approximately 15 people will be eligible to participate in the stock plan.

Shares Subject to the Stock Plan

The maximum number of shares of our common stock that may be subject to awards during the term of the stock plan is 9,650,000 shares. No more than 1,930,000 shares may be issued as restricted stock or restricted stock units.

The administrator may adjust the maximum number of shares of common stock that may be issued under the stock plan in order to prevent dilution or enlargement of benefits available under the stock plan in connection with a recapitalization, stock split, merger, consolidation or similar corporate transaction. Additionally, shares used by a participant to exercise an option, and shares withheld by Boulder to cover the withholding tax liability associated with the exercise of an option, are not counted toward the maximum number of shares that may be issued under the stock plan and, accordingly, will not reduce the number of shares that will be available for future awards.

Shares of common stock issued in connection with awards under the stock plan may be shares that are authorized but unissued, or previously issued shares that have been reacquired, or both. If an award under the stock plan is forfeited, canceled, terminated or expires prior to the issuance of shares, the shares subject to the award will be available for future grants under the stock plan.

Types of Awards

The following types of awards may be granted under the stock plan:

•

Restricted Stock. A restricted stock grant is an award of outstanding shares of our common stock that does not vest until after a specified period of time, or upon the satisfaction of other performance as determined by the administrator, and which may be forfeited if the performance goals are not met. Restricted stock must have a restriction period of at least one year. Participants generally receive dividend payments on the shares subject to a restricted stock grant award during the vesting period, and are also generally entitled to vote the shares underlying their awards.

•

Restricted Stock Units. An award of a restricted stock unit grants a participant the right to receive shares of our common stock or restricted stock at a future time upon the completion of performance goals set by the administrator or upon the passage of time. Restricted stock units must have a restriction period of at least one year. Participants have no rights with respect to the restricted stock except as set forth in the underlying award agreement.

•

Stock Options. An award of a stock option under the stock plan grants a participant the right to purchase a certain number of shares of our common stock during a specified term in the future, after a vesting period, at an exercise price equal to at least 100% of the fair market value of the common stock on the grant date. The term of a stock option may not exceed 10 years from the date of grant. The exercise price may be paid by any of the means described below under “Payment of Exercise Price.”

The types of awards that may be granted under the stock plan described above are subject to the conditions, limitations, restrictions, vesting, forfeiture and provisions determined by the administrator, in its sole discretion, subject to such limitations as are provided in the stock plan. The number of shares subject to any award is also determined by the administrator, in its discretion. At the discretion of the administrator, awards may be made subject to or may vest on an accelerated basis upon the achievement of performance criteria set forth in the participant’s award agreement.

Payment of Exercise Price

The administrator may determine the method or methods for payment of the exercise price. The administrator may also provide that stock options can be net exercised—that is exercised by issuing shares having a value approximately equal to the difference between the aggregate value of the shares as to which the option is being exercised and the aggregate exercise price for such number of shares.

Prohibition Against Re-pricing

The stock plan prohibits the issuance of awards in substitution for outstanding awards or any other adjustment that would constitute a re-pricing (within the meaning of U.S. generally accepted accounting principles or any applicable stock exchange rule) of awards.

Additional Forfeiture Provisions

Awards granted under the stock plan are subject to forfeiture upon a participant’s death or if a participant ceases to be an officer or employee due to fraud or misconduct.

Deferrals

The grant of an award under the stock plan may contain provisions enabling a participant to defer delivery of common stock or recognition of taxable income relating to an award as the administrator determines appropriate; provided that the deferral may not result in an increase in the number of shares of common stock issuable under the stock plan.

Change of Control

Each holder of an award will have 60 days after a change of control to receive, in exchange for the surrender of the award, cash or stock, depending on the type of award.

Non-Transferability

By its terms, an award granted under the stock plan is not transferable other than (i) by will or the laws of descent and distribution, (ii) until the option has been exercised or the limitations under a restricted stock or restricted stock unit have lapsed or (iii) to an immediate family of the participant or to a partnership where all of the partners are immediate family members. During a participant’s lifetime, all rights with respect to an award maybe exercised only by the participant or a permitted transferee (or by his or her legal representative) and cannot be assigned, pledged or hypothecated in any way (whether by operation of law or otherwise) and cannot be subject to execution, attachment or similar process.

Amendment and Termination

The stock plan will terminate ten years after the date of its approval by the stockholders of Boulder. The stock plan may be amended or terminated by the board at an earlier date, provided that no amendment that would require stockholder approval under any applicable law or regulation (including the rules of any exchange on which our shares are then listed for trading), may become effective without stockholder approval. In addition, stockholder approval is required for any amendment to the re-pricing provisions and any decrease in the one-year restriction period for restricted stock and restricted stock units. Finally, the authorized number of shares of common stock reserved for issuance under the stock plan may not be increased without stockholder approval.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2006, Messrs. Lewis, McCarthy and Laber served as members of our compensation committee. In July of 2006, William Hooper resigned from the compensation committee. The committee is chaired by Mr. Lewis. No member of the compensation committee has ever been employed by us or served as one of our officers.

Since December 16, 2005, we have accrued, but have not paid, Hughes Consulting, Inc. and Jeltex Holdings, LLC, entities owned and controlled by each of Messrs. Hughes and Lewis, respectively, a combined total of $10,000 per month for office space and administrative services, including secretarial support, which may be required by us. During 2005 and 2006, approximately $5,200 and $120,000, respectively, was incurred, but not paid, under this arrangement. This arrangement was agreed to by Hughes Consulting, Inc. and Jeltex Holdings, LLC for our benefit and is not intended to provide Messrs. Hughes and Lewis with compensation in lieu of a salary or other remuneration. We believe that the monthly expense is at least as favorable as we could have obtained from an unaffiliated third party. The transaction was approved in accordance with our policy for related party transactions, which is described in the “Related Party Transactions” section herein.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K/A with management and, based on the review and discussion with management, recommended to the board of directors that it should be included herein.

Sincerely,

James E. Lewis
Gerald J. Laber
Robert F. McCarthy
COMPENSATION COMMITTEE

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of April 20, 2007, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

As of April 20, 2007, we had 15,951,050 shares of common stock issued and outstanding. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Outstanding Common Stock(1)
Stephen B. Hughes(2)(3)(4)	1,603,805	9.78%
Robert S. Gluck(2)(4)(5)	300,255	1.88%
James E. Lewis(2)(4)(6)	1,283,378	7.83%
Robert J. Gillespie(2)(4)	69,290	*
William E. Hooper(2)(4)	54,584	*
Gerald J. Laber(2)(4)	39,878	*
Robert F. McCarthy(2)(4)	69,290	*
Glenhill Advisors, L.L.C and Glenn J. Krevlin(7)	5,000,000	27.10%
O.S.S. Capital Management LP and Oscar S. Schafer(8)	3,750,000	21.04%
Fir Tree, Inc.(9)	1,210,140	7.59%
BAMCO, Inc. and Ronald Baron(10)	947,700	5.94%
Michael A. Roth and Brian J. Stark, joint filers(11)	1,250,000	7.84%
Adage Capital Partners GP, LLC, Phillip Gross and Robert Atchinson(12)	1,000,000	6.27%
Citigroup Global Markets, Inc.(13)	1,485,734	9.06%
All directors and executive officers as a group (seven individuals)	3,420,480	20.21%

(1)

The amount and nature of beneficial ownership includes shares of common stock issuable upon the exercise of warrants, which become exercisable on the later of: (i) the completion of our initial business combination, or (ii) December 16, 2006. The warrants expire on December 16, 2009 or earlier upon redemption.

(2)	The business address of each of the noted individuals is 6106 Sunrise Ranch Drive, Longmont, Colorado 80503.
(3)

Mr. Hughes is our chairman of the board and chief executive officer. Includes 100,000 shares owned by Mr. Hughes’ spouse and 239,265 shares owned in equal 79,755 share increments by the Caroline Elise Hughes Irrevocable Trust, the John Trevelyn Hughes Irrevocable Trust, and the Henry Thomas Hughes Irrevocable Trust, trusts established for the benefit of Mr. Hughes’ three minor children and as to which his spouse is the trustee. Excludes 150,128 shares sold in November 2005 by Mr. Hughes, at a price equal to that paid by him, to three irrevocable trusts established in favor of adult members of Mr. Hughes’ family, as to which Mr. Hughes disclaims beneficial ownership. The voting rights for shares held in the three trusts are exercisable by the trustee, Mr. Stephen Feldhaus, one of our initial stockholders.

(4)	Each of the noted individuals is a director.
(5)	Mr. Gluck became a vice chairman and a director on November 4, 2005. Mr. Gluck purchased 112,596 and 187,659 shares of common stock from Messrs. Hughes and Lewis, respectively, in November 2005.
(6)

Mr. Lewis is a vice chairman and a director. Includes 560,919 shares owned of record by Janis M. Lewis, the spouse of Mr. Lewis. Excludes 159,511 shares owned by Lee Anne Lewis, Mr. Lewis’ adult sister.

(7)

Information based on Schedule 13G filed by Glenhill Advisors, LLC. Glenn J. Krevlin is the managing member and control person of Glenhill Advisors and Glenhill Overseas. He is a director of Glenhill Overseas GP. Glenhill Advisors is the managing member of GJK and GJK is the general partner and control person of Glenhill Capital. Glenhill Overseas is the investment manager of Overseas Partners. Overseas Partners is an offshore feeder fund which invests its assets in Overseas Master. Overseas GP is the general partner of Overseas Master. The business address for Glenhill Advisors, L.L.C. is 598 Madison Avenue, 12th Floor, New York, New York 10022.

(8)

Information based on Schedule 13G filed by O.S.S. Capital Management LP, Oscar Schafer & Partners I LP, Oscar S. Schafer & Partners II LP, O.S.S. Overseas Fund Ltd., O.S.S. Advisors LLC, Schafer Brothers LLC, and Oscar S. Schafer. O.S.S. Capital Management and Mr. Schafer are deemed to beneficially own 11.75% of outstanding shares. The business address of O.S.S. Capital Management LP is 598 Madison Avenue, New York, New York 10022.

(9)

Information based on Schedule 13G/A filed by Fir Tree, Inc. Includes shares owned by Sapling, LLC and Fir Tree Recovery Master Fund, L.P. Fir Tree Value Master Fund, LP is the sole member of Sapling, LLC and Fir Tree, Inc. Fir Tree, Inc. is the investment manger to both Sapling, LLC and Fir Tree Recovery Master Fund, L.P. Sapling, LLC and Fir Tree Recovery Master Fund, L.P. are deemed beneficial owners of 1,018,932 and 191,208 shares of common stock, respectively. The business address of Fir Tree, Inc. is 505 Fifth Avenue, New York, New York 10017.

(10)

Information based on Schedule 13G filed by BAMCO, Inc., Baron Capital Group, Inc., Baron Small Cap Fund and Ronald Baron. BAMCO, Inc. is a subsidiary of Baron Capital Group, Inc. Baron Small Cap Fund is an advisory client of BAMCO, Inc. and Ronald Baron owns a controlling interest in Baron Capital Group, Inc. Each are deemed to beneficially own all 947,700 shares of common stock.

BAMCO Inc. is an investment adviser and has been given discretion to direct the disposition of all of the shares of common stock. The business address of BAMCO, Inc. is 767 Fifth Avenue, New York, NY 10153.

(11)

Information based on Schedule 13G filed by Michael A. Roth and Brian J. Stark, joint filers. Messrs. Roth and Stark beneficially own 1,250,000 common shares. The shares are held directly by Shephard Investments International, Ltd. (“Shephard”). Messrs. Roth and Stark direct the management of Stark Offshore Management, LLC, which acts the investment manager of Shephard. The business address of Messrs. Roth and Stark is 3600 South Lake Drive, St. Francis, Wisconsin 53235.

(12)

Information based on Schedule 13G filed by Adage Capital Partners, LP, Adage Capital Partners GP, LLC, Adage Capital Advisors, LLC, Philip Gross and Robert Atchinson. Each are deemed to beneficially own all 1,000,000 shares of common stock. The business address of Adage Capital Partners GP, LLC is 200 Claredon Street, 52nd Floor, Boston, Massachusetts 02116.

(13)

Information based on Schedule 13G filed by Citigroup Global Markets, Inc., Citigroup Financial Products, Inc., Citigroup Global Markets Holdings, Inc. and Citigroup, Inc. The business address of Citigroup Global Markets, Inc. is 390 Greenwich Street, 5th Floor, New York, New York 10013.

Item 13.	Certain Relationships and Related Transactions

The audit committee has adopted written policies and procedures for the committee to review and approve or ratify related party transactions involving Boulder, any of its executive officers, directors or 5% or more shareholders or any of their family members. These transactions include:

•	transactions that must be disclosed in proxy statements under SEC rules; and

•	transactions that could potentially cause a non-employee director to cease to qualify as independent under Nasdaq listing requirements.

Transactions that are deemed immaterial under SEC disclosure requirements are generally deemed pre-approved under these written policies and procedures, including transactions with a company with which a Boulder director’s sole relationship is as a non-employee director and the total amount involved does not exceed 1% of the other company’s total annual revenues.

Criteria for audit committee approval or ratification of related party transactions include:

•	whether the transaction is on terms no less favorable to Boulder than terms generally available from an unrelated third party;

•	the extent of the related party’s interest in the transaction;

•	whether the transaction would interfere with the performance of the officer’s or director’s duties to Boulder;

•	in the case of a transaction involving a non-employee director, whether the transaction would disqualify the director from being deemed independent under Nasdaq listing requirements; and

•	such other factors that the audit committee deems appropriate under the circumstances.

The audit committee has approved the related party transactions described below after determining that the transactions do not adversely affect the performance by these individuals of their duties to Boulder.

Since December 16, 2005, we have accrued, but have not paid, Hughes Consulting, Inc. and Jeltex Holdings, LLC, entities owned and controlled by each of Messrs. Hughes and Lewis, respectively, a combined total of $10,000 per month for office space and administrative services, including secretarial support, which may be required by us. During 2005 and 2006, approximately $5,200 and $120,000, respectively, was incurred, but not paid, under this arrangement. This arrangement was agreed to by Hughes Consulting, Inc. and Jeltex Holdings, LLC for our benefit and is not intended to provide Messrs. Hughes and Lewis with compensation in lieu of a salary or other remuneration. We believe that the monthly expense is at least as favorable as we could have obtained from an unaffiliated third party. No other executive officer or director has a relationship with or interest in Hughes Consulting, Inc. or Jeltex Holdings, LLC.

Stephen B. Hughes, our chief executive officer and chairman, has agreed to provide us with a working capital loan of up to $500,000 in order to provide additional working capital necessary to complete the business combination with GFA Holdings, Inc. or, in the alternative, to identify and evaluate an alternate business combination. Pursuant to the terms of a promissory note dated February 15, 2007, we have promised to repay the amount advanced to it under the note, together with interest thereon at a rate equal to the lowest applicable Federal short term rate in effect during that time (as adjusted from time to time), within 30 days following the earlier of (1) the completion of the business combination with GFA Holdings, Inc or (2) the completion of an alternate business transaction. We waived its right to assert any defense (other than payment), set-off, counterclaim or cross-claim in any action that is brought to enforce the promissory note. To date, the largest aggregate amount of principal outstanding on the note was $500,000. Furthermore, to date, Boulder has paid $200,000 in principal, most of which was subsequently re-borrowed, and $0 in accrued interest. As of April 26, 2007, $475,000 was outstanding on the note.

Reimbursement of Expenses

We have reimbursed, and will continue to reimburse, our directors and senior advisors for out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses, performing due diligence on suitable business combinations and attending meetings of the board of directors including those related to the GFA merger. There is no limit on the amount of these out-of-pocket expenses, and there will be no review of reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. If all of our directors are deemed not to be “independent,” it will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. As part of our initial public offering, we agreed that our audit committee will review and approve all expense reimbursements made to our officers, directors or senior advisors and that any expense reimbursements payable to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval. In 2005 and 2006, all expense reimbursements were reviewed either by the audit committee or the board of directors, as required.

Director Independence

Our equity securities are not listed on an exchange or automated quotation system that requires its listed companies to have independent directors.

Under the Nasdaq rules, a majority of the board of directors must be comprised of independent directors as defined in Nasdaq Rule 4200. Under Nasdaq Rule 4200(a)(15), an “Independent director” means a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The rule then sets forth a list of persons who are not considered independent under these rules. Audit committee members are subject to additional, more stringent requirements under Nasdaq Rule 4350(d). Audit committee members must: (i) be independent as defined under Rule 4200; (ii) meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 (subject to the exemptions provided in Exchange Act Rule 10A-3(c)); (iii) not have participated in the preparation of the financial statements of the company or any current subsidiary of the company at any time during the past three years; and (iv) be able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement.

Applying Nasdaq’s independence requirements for audit committee members, the following audit committee members would be considered independent: Robert J. Gillespie, Gerald J. Laber and Robert McCarthy.

Applying Nasdaq’s rules for director independence to our board of directors, the following directors would be considered independent: James E. Lewis, Robert J. Gillespie, Gerald J. Laber and Robert McCarthy.

Item 14.	Principal Accountant Fees and Services

Description of Professional Services

Audit Fees. The aggregate fees for professional services rendered by Ehrhardt Keefe Steiner & Hottman PC (EKS&H) for the audit of the Company’s financial statements for the fiscal year ended December 31, 2006 were approximately $42,500. These fees include fees related to the audit of the company’s annual financial statements for 2006 and review of the company’s quarterly financial statements for 2006. For the fiscal year ended December 31, 2005 the aggregate fees were approximately $98,800, which include fees related to the initial public offering and related audits and the 2005 year end audit.

Audit-Related Fees. Audit-related fees are for assurance and related services including, among others, due diligence on the proposed merger, review of merger-related documents and consultation concerning financial accounting and reporting standards. The aggregate fees billed for audit-related services rendered by EKS&H in the fiscal year ended December 31, 2006 were approximately $114,500. No fees were billed for audit related services for the fiscal year ended December 31, 2005.

Tax Fees. The aggregate fees paid for tax compliance, tax planning and tax advice rendered by EKS&H for the fiscal year ended December 31, 2006 were $2,350 and $0 for the fiscal year ended December 31, 2005.

All Other Fees. There were no fees paid to EKS&H for services other than audit services, audit-related services, tax compliance, tax planning, and tax advice rendered by EKS&H for the fiscal year ended December 31, 2005.

Pre-Approval Policies

The audit committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. The audit committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent auditor. A centralized service request function is used to provide an initial assessment of requests for services by the independent auditor. The request must be specific as to the particular services to be provided. Requests approved during the initial assessment are aggregated and submitted to the audit committee for final approval. The independent auditor may not perform services, whether associated with audit or non-audit functions, unless the services have been approved prior to their performance by our audit committee. Each fiscal year, the audit committee negotiates and pre-approves the fee for the annual audit of our consolidated financial statements. Each fiscal year, the audit committee may also specifically pre-approve certain audit services, audit-related services, tax services and other services. At the present time, the audit committee has not delegated any authority for approval of any services. All audit and permissible non-audit services provided by the independent auditor have been approved by the audit committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 30th day of April, 2007.

BOULDER SPECIALTY BRANDS, INC.

By:	/s/ Stephen B. Hughes
Stephen B. Hughes Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date
/s/ Stephen B. Hughes	Chairman and Chief Executive Officer	April 30, 2007
Stephen B. Hughes	(Principal Executive Officer)

/s/ James E. Lewis	Vice Chairman of the Board of Directors	April 30, 2007
James E. Lewis	(Principal Financial and Accounting Officer)

/s/ Robert S. Gluck	Vice Chairman of the Board of Directors	April 30, 2007
Robert S. Gluck

/s/ Robert J. Gillespie	Director	April 30, 2007
Robert J. Gillespie

/s/ William E. Hooper	Director	April 30, 2007
William E. Hooper

/s/ Gerald J. Laber	Director	April 30, 2007
Gerald J. Laber

/s/ Robert F. McCarthy	Director
Robert F. McCarthy		April 30, 2007