Form 10-Q
period 2007-03-31
Boulder Specialty Brands, Inc.
filed 2007-05-10
CIK 1331301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2007

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

At April 20, 2007 the Registrant had outstanding 15,951,050 shares of Common Stock.

BOULDER SPECIALTY BRANDS, Inc.

INDEX

		Page
Part I. Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets at March 31, 2007 (unaudited) and December 31, 2006	1

	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and March 31, 2006, and from May 31, 2005 (inception) to March 31, 2007	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and March 31, 2006, and from May 31, 2005 (inception) to March 31, 2007	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	20

Item 4.	Controls and Procedures	20

Part II. Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits and Reports on Form 8-K	21

Signatures		22

Exhibit Index

Part I. Financial Information

Item 1. Financial Statements

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Condensed Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$176,197	$569,142
Investments held in trust—restricted	101,862,799	101,073,611
Accrued interest receivable in trust	226,331	141,260
Prepaid and other current assets	262,233	354,077
Deferred tax asset	688,395	555,283

Total current assets	103,215,955	102,693,373
Deferred costs	4,105,888	3,589,990
Other assets	800	800

Total assets	$107,322,643	$106,284,163

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$5,073,113	$4,798,884
Advances from stockholders	255,880	206,276
Note payable to shareholders	301,689	—
Deferred underwriting fees	3,573,035	3,573,035
Derivative liabilities	40,069,037	32,284,925

Total current liabilities	49,272,754	40,863,120

Common stock, subject to possible conversion, 2,550,892 shares at conversion value	19,661,116	19,661,116
Deferred interest income	588,430	432,623

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0001 par value, 75,000,000 shares authorized; 15,951,050 shares issued and outstanding (including 2,550,892 subject to conversion)	1,595	1,595
Additional paid-in capital	59,741,972	59,741,972
Deficit accumulated during the development stage	(21,943,224)	(14,416,263)

Total stockholders’ equity	37,800,343	45,327,304

Total liabilities and stockholders’ equity	$107,322,643	$106,284,163

See accompanying notes to the unaudited condensed consolidated financial statements

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31, 2007	Three months ended March 31, 2006	May 31, 2005 (inception) to March 31, 2007
Formation and operating costs	$672,873	$223,630	$2,707,030
Expenses settled with founders stock	—	—	2,359,856

Operating loss	(672,873)	(223,630)	(5,066,886)
Interest income	1,078,207	1,063,575	5,321,976
Loss on derivative liability	(7,784,112)	(846,696)	(21,241,991)

Income (loss) before income taxes	(7,378,778)	(6,751)	(20,986,901)
Income tax expense	148,183	284,336	956,323

Net income (loss)	$(7,526,961)	$(291,087)	$(21,943,224)

Basic and diluted net income (loss) per share	$(0.52)	$(0.02)	$(1.99)

Weighted average shares outstanding—basic and diluted	14,355,945	14,355,945	11,039,555

See accompanying notes to the unaudited condensed consolidated financial statements

BOULDER SPECIALTY BRANDS, Inc.

(a development stage company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31, 2007	Three months ended March 31, 2006	May 31, 2005 (inception) to March 31, 2007

Cash flows from operating activities
Net income (loss)	$(7,526,961)	$(291,087)	$(21,943,224)
Adjustments to reconcile net loss to net cash provided by operating activities:
Expenses settled with founders stock	—	—	2,359,856
Increase (decrease) in derivative liabilities	7,784,112	846,696	21,241,991
Deferred income taxes	(133,112)	284,336	(688,395)
Accrued interest receivable in trust	(85,071)	(1,054,924)	(226,331)
Deferred interest income	155,807	—	588,430
Changes in operating assets and liabilities:
Prepaid assets and other current assets	91,844	93,100	(262,233)
Accounts payable and accrued expenses	(130,340)	(193,181)	1,504,917

Net cash provided by (used in) operating activities	156,279	(315,060)	2,575,011

Cash flow from investing activities
Proceeds from maturity of Treasury Bills—held in Trust	304,339,824	—	1,003,030,979
Purchase of Treasury Bills—held in trust	(305,130,156)	—	(1,104,892,898)
(Increase) decrease in cash held in trust	1,145	—	(878)
Payments for other assets	—	—	(800)

Net cash used in investing activities	(789,187)	—	(101,863,597)

Cash flow from financing activities
Proceeds from notes payable to stockholders	501,689	—	701,689
Payments on notes payable to stockholders	(200,000)	—	(400,000)
Increase in advances from stockholders	49,604	18,321	255,880
Proceeds from sale of shares of common stock	—	—	25,000
Gross proceeds from public offering	—	—	102,086,720
Proceeds from sale of warrants	—	—	1,700,000
Payments for acquisition costs	(111,330)	—	(537,692)
Payments for offering costs	—	(383,034)	(4,366,815)

Net cash provided by (used in) financing activities	239,963	(364,713)	99,464,782

Net increase (decrease) in cash	(392,945)	(679,773)	176,197
Cash—Beginning of period	569,142	1,548,609	—

Cash—End of period	$176,197	$868,836	$176,197

Supplemental schedule of non-cash financing activities

Accrual of deferred acquisition costs	$404,568	$—	$3,568,196

Accrual of deferred offering costs	$—	$1,021	$—

Accrual of deferred underwriting fees	$—	$—	$3,573,035

Accrual of derivative liability associated with warrants	$—	$—	$18,827,046

Cash paid for income taxes	$312,000	$—	$1,332,000

See accompanying notes to the unaudited condensed consolidated financial statements

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements that were included in the Company’s Form 10-K for the year ended December 31, 2006.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as disclosed herein, considered necessary for a fair statement of our financial position, the results of our operations and cash flows have been included in these unaudited condensed consolidated financial statements.

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2007.

Note 2 – Organization, Nature of Business Operations and Basis of Presentation

Boulder Specialty Brands, Inc. (the “Company”) was incorporated in Delaware on May 31, 2005 as a blank check company whose objective is to acquire through a merger, stock exchange, asset acquisition or similar business combination with an operating business or businesses. All activity from May 31, 2005 (inception) through March 31, 2007 relates to the Company’s formation, initial public offering (the “Offering”) described below and in Note 4, and search for a business combination, described below. See Note 5 for a discussion of a proposed acquisition.

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

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 – Organization, Nature of Business Operations and Basis of Presentation (continued)

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

The Condensed Consolidated Financial Statements included our accounts as well as the accounts of our wholly-owned subsidiary. All intercompany transactions were eliminated in consolidation.

Note 3 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2007, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

Investments Held in Trust

At March 31, 2007, the investments held in trust consisted principally of short term Treasury Bills. The Company has the ability and the intent to hold its investments until maturity. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, the Company carries its investments at cost. At March 31, 2007, the cost of the investments approximates the fair value of the investments.

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies (continued)

Deferred Costs

Deferred costs consist principally of accounting fees, legal fees and other fees incurred through the balance sheet date that are related to the proposed acquisition, the proposed private placement, and the proposed debt financing, each of which is discussed in Note 5. Deferred acquisition costs related to the proposed acquisition will be charged to expense if the acquisition is not consummated or included in the allocation of purchase price should the transaction be consummated. Deferred offering costs related to the private placement will offset proceeds recorded as equity if the transaction is completed or charged to expense if the acquisition is not completed. Deferred loan costs associated with the debt financing will be recorded as an asset and such costs will be amortized over the life of debt if the transaction is consummated and charged to expense if the transaction is not consummated.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2007	December 31, 2006
Deferred acquisition costs payable	$3,568,196	$3,163,628
Principal payments on financed insurance premiums	239,373	331,239
Income taxes payable	312,718	343,423
Delaware franchise tax payable	—	70,462
Rating agency fees payable	—	234,100
Other accounts payable and accrued expenses	952,826	656,032

	$5,073,113	$4,798,884

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

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies (continued)

Accounting for Warrants – Derivative Liability (continued)

The Warrants sold as part of the Units in our Offering began separate trading from the Units in January 2006 and the price is quoted on the Over the Counter Bulletin Board (“OTCBB”). Consequently, the fair value of these Warrants is estimated as the market price of a Warrant at each period end. To the extent that the market price increases or decreases, the Company’s derivative liabilities will also increase or decrease, with a corresponding effect on the Company’s consolidated statement of operations. The fair value at March 31, 2007 was calculated to be $40,069,037, or approximately $3.14 per warrant. This compares to a valuation of $32,284,925, or approximately $2.53 per warrant, when valued at December 31, 2006. The net change in the valuation from December 31, 2006 through March 31, 2007 of $7,784,112 was recorded as a non-operating loss for the three months ended March 31, 2007. For the period from May 31, 2005 (inception) through March 31, 2007, the change in valuation resulted in a non-operating loss of $21,241,991 being recognized.

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

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies (continued)

Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. For the three month periods ended March 31, 2007 and 2006, the effective tax rate was higher than the statutory tax rate primarily due to the effect of the change in derivative liabilities, such loss being nondeductible for income tax purposes.

In January 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The adoption of FIN 48 did not have a material effect on the company’s results of operations or financial condition.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal year 2008. The Company is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its results of operations and financial condition.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, (“SFAS No. 123R”) “Share-Based Payment”. SFAS No. 123R replaced SFAS No. 123 and superseded APB 25. SFAS No. 123R will require compensation cost related to equity-based payment transactions to be recognized in financial statements. SFAS No. 123R requires measurement of the cost of equity-based payment transactions to employees at the estimated fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R requires implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma footnote disclosures required under SFAS No. 123. The provisions of SFAS No. 123R were adopted by the Company effective for the fiscal year beginning January 1, 2006. The impact on the Company’s financial statements will correlate directly with the number of options, if any, issued by the Company. The Company has no option plans authorized or existing at March 31, 2007.

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the Company to recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. As discussed in Note 3 above, the Company adopted FIN 48 in January 2007 and it did not have a material effect on its results of operations or financial condition.

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

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5 – Proposed Acquisition (continued)

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

Note 6 – Liquidity

The Company’s current cash position is approximately $176,000. The Company currently has outstanding payables, accrued expenses and liabilities, other than derivative liabilities and deferred underwriting fees, of approximately $5.6 million. The Company’s short term liabilities, other than derivative liabilities and deferred underwriting fees, exceed our available cash position by approximately $5.4 million. In the event the business combination is not consummated within the agreed upon time period, and unless additional financing is obtained, the Company will not have sufficient funds outside the trust fund to satisfy its obligations, including any amounts arising from the commitment disclosed in Note 8 below.

In the event the business combination is not consummated within the agreed upon time period, the Company does not believe it will have sufficient available funds outside of the trust fund to operate through June 16, 2007. The Company has incurred approximately $4.1 million in expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring, negotiating and financing of the business combination. The Company believes that it will likely be forced to liquidate if the business combination with GFA is not consummated and additional funds are not obtained.

On February 15, 2007, an initial stockholder agreed to lend the Company up to $500,000 to cover operating expenses, to be drawn as needed by the Company. The loan will bear interest at a rate equal to the lowest applicable federal short term rate in effect pursuant to Section 1274(d) of the Internal Revenue

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 – Liquidity (continued)

Code of 1986, as amended, as the same may be adjusted from time to time. The loan and accrued interest will be repaid within thirty days after consummation of a business combination. At March 31, 2007, advances and accrued interest of approximately $300,000 were outstanding under this agreement.

Note 7 – Notes Payable to Stockholders and Related Party Transactions

As stated in Note 6, on February 15, 2007, an initial stockholder agreed to lend the Company up to $500,000 to cover operating expenses, to be drawn as needed by the Company. The loan will bear interest at a rate equal to the lowest applicable federal short term rate in effect pursuant to Section 1274(d) of the Internal Revenue Code of 1986, as amended, as the same may be adjusted from time to time. The loan and accrued interest will be repaid within thirty days after consummation of a business combination. At March 31, 2007, advances and accrued interest of approximately $302,000 were outstanding under this agreement. At May 8, 2007, approximately $477,000 in advances and accrued interest was outstanding.

At March 31, 2007, amounts owed to three Initial Stockholders for advances to the Company to cover expenditures were approximately $256,000. At December 31, 2006, the corresponding amount owed to three initial stockholders was approximately $206,000.

The Company has agreed to pay up to $10,000 a month in total for office space and general and administrative services to affiliates of two of the Initial Stockholders. Services commenced on the effective date of the Offering and will terminate upon the earlier of (i) the consummation of a Business Combination, or (ii) the liquidation of the Company. Approximately $30,000 was incurred, but not paid, under this arrangement for the three months ended March 31, 2007 and 2006, respectively.

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

BOULDER SPECIALTY BRANDS, INC.

(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 – Common Stock

Common Stock Subject to Possible Conversion

As stated in Note 2, Public Stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the total amount on deposit in the trust account, before payment of underwriting discounts and commissions and including any interest earned on their portion of the trust account net of income taxes payable thereon, and net of any interest income (less income taxes payable) of up to $750,000 on the balance of the trust account previously released to the Company, if a Business Combination is approved and completed. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. At March 31, 2007, $19,661,116, representing 2,550,892 common shares, has been classified as common stock subject to possible conversion.

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

Forward Looking Statements

Certain information included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by the use of words, such as “anticipate,” “estimates,” “should,” “expect,” “guidance,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, in connection with any discussion of our future business, results of operations, liquidity and operating or financial performance. Such forward-looking statements involve significant material known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks should be considered in connection with any written or oral forward-looking statement that we or any person acting on our behalf may issue in this document or otherwise, now or in the future. Further, certain information contained in this document is a reflection of our intention as of the date of this filing and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions based upon any changes in such factors, in our assumptions or otherwise.

We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. We cannot assure you that any future results, performance or achievements will be achieved. For a discussion of these risks, uncertainties and other factors, see the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Overview

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

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

Prior to entering into a merger agreement with GFA Holdings, Inc., see Proposed Merger with GFA below, we were engaged in identifying a suitable business combination candidate. We met with target companies, service professionals and other intermediaries to discuss our business, the background of our management and our initial business combination preferences. In the course of these discussions, we spent time explaining the capital structure of our initial public offering, the initial business combination approval process, and the timeline under which we were operating before the proceeds of the offering must be returned to investors. Currently we are engaged in completing the proposed merger with GFA.

Proposed Merger with GFA

On September 25, 2006, we entered into a merger agreement pursuant to which our wholly-owned subsidiary, BSB Acquisition Co., Inc., will merge with and into GFA Holdings, Inc. (“GFA”), and GFA will be the surviving corporation and will become our wholly-owned subsidiary. BSB Acquisition Co., Inc. will cease to exist. In connection with the GFA merger, we filed, on April 27, 2007, a definitive proxy statement with the Securities and Exchange Commission. We expect that the GFA merger will be consummated in May or June of 2007, provided that we receive the required approval by our stockholders at our special meeting of stockholders and the other conditions to closing are satisfied.

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

Additional Information About the GFA Merger

For a more complete discussion of GFA and the GFA merger, the private placement, and the debt financing, see our current reports on Form 8-K filed with the SEC on September 25, 2006, February 16, 2007 and April 27, 2007, and our definitive proxy statement for our Special Meeting of Stockholders filed with the SEC on April 27, 2007.

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

Net loss of $7.5 million for the three months ended March 31, 2007 consists of interest income, primarily on the trust account investment, of $1.1 million, reduced by a loss on derivative liabilities of $7.8 million, $30,000 for a monthly administrative services agreement, $330,000 for marketing expense, $65,000 for professional fees, $106,000 for consulting expenses, $89,000 for insurance, primarily officer liability insurance, $40,000 for travel expenses and income tax expense of $148,000.

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

Net loss of $21.9 million for the period from May 31, 2005 (inception) to March 31, 2007 consists of $2.4 million for stock related compensation expense, $155,000 for a monthly administrative services agreement, $441,000 for professional fees, $466,000 for consulting fees, $466,000 for insurance, primarily officer liability insurance, $457,000 for marketing expense, $234,000 for debt rating agency fees, $194,000 for travel expenses, and approximately $233,000 for other expenses, offset by interest income, primarily on the trust account investment, of $5.3 million further reduced by a non-operating loss on derivative liabilities of $21.2 million. Income tax expense for the period was $956,000.

Liquidity and Capital Resources

The net proceeds from the sale of our units in our initial public offering were $99.5 million. Of this amount, approximately $98.4 million (including deferred underwriting discounts and commissions of approximately $3.6 million) was deposited in trust and, in accordance with our amended and restated certificate of incorporation, will be released either upon the consummation of the GFA merger or upon our liquidation. The remaining $1.1 million was held outside of the trust and is available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, under the terms of our initial public offering, up to $750,000 of interest income from the trust account, net of income tax, was available to us for use for general expenses. In June 2006, we transferred $750,000 out of the trust account. As of March 31, 2007, approximately $101.9 was held in deposit in the trust account.

As of March 31, 2007, we have expended the $1.1 million held outside of the trust and the $750,000 of interest income, net of income tax, that was transferred to us in June 2006.

As of March 31, 2007, we had $176,000 in cash held outside the trust account and $5.6 million in estimated current liabilities, other than derivative liabilities and deferred underwriting fees, including accrued legal fees, due diligence expenses and related transaction expenses and taxes. In addition, we expect to incur significant additional fees and expenses as part of the proposed merger with GFA, including $5,625,000 to Citigroup Global Markets, Inc. for advisory services upon completion of the GFA merger. We have agreed to pay Hughes Consulting, Inc. and Jeltex Holdings, LLC, affiliates of Messrs. Stephen B. Hughes and James E. Lewis, both of whom are initial shareholders and members of the board of directors, an aggregate of $10,000 per month for up to 24 months for administrative services. We have incurred, but not paid, $155,000 since our inception for these services. In addition, certain of our advisors other than accountants have agreed to alter their fees or defer a substantial portion thereof until the consummation of a transaction and to forego such fees in the event the merger is not consummated.

Stephen B. Hughes, our chief executive officer and chairman, has agreed to provide us with a working capital loan of up to $500,000 in order to provide additional working capital necessary to complete the business combination with GFA Holdings, Inc. or, in the alternative, to identify and evaluate an alternate business combination. Pursuant to the terms of a promissory note dated February 15, 2007, we have promised to repay the amount advanced to it under the note, together with interest thereon at a rate equal to the lowest applicable Federal short term rate in effect during that time (as adjusted from time to time), within 30 days following the earlier of (1) the completion of the business combination with GFA Holdings, Inc or (2) the completion of an alternate business transaction. We waived its right to assert any defense (other than payment), set-off, counterclaim or cross-claim in any action that is brought to enforce the promissory note. At March 31, 2007, advances and accrued interest of approximately $302,000 were outstanding under this agreement. However, as of May 8, 2007, approximately $477,000 was outstanding on the note.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2007, Boulder did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than our payments to affiliates of Messrs. Hughes and Lewis as described above for the office and administrative services provided in Colorado.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in, and if a suitable business target is not identified by us prior to the prescribed liquidation of the trust account we may not engage in, any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. The net proceeds of our initial public offering held in the trust account and not immediately required have been invested only in United States “government securities,” defined as any Treasury bill issued by the United States having a maturity of one hundred and eighty days or less. Given our limited risk due to our exposure to short-term U.S. Treasury Bills, we do not view the interest rate risk to be significant. We have issued warrants that are accounted for as derivative liabilities. One of the factors determining the fair value of the liability is the risk-free interest rate. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4.	Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. During the fiscal quarter ended March 31, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against us.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. Other than as set forth below, there have been no material changes to the risk factors previously reported under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of any of our equity securities during the quarter ended March 31, 2007.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

See Exhibit index on page 23 of this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant’s principal financial officer, thereunto duly authorized.

May 10, 2007	Boulder Specialty Brands, Inc. (Registrant)

/s/ James E. Lewis
James E. Lewis Vice Chairman (Authorized officer of Registrant and principal financial and accounting officer)

(a) Exhibits:

Exhibit No.	Description of Exhibit
10.1	Letter Agreement dated as of February 15, 2007 between Boulder Specialty Brands, Inc., TSG4, L.P. (as shareholders’ representative), GFA Holdings, Inc., and BSB Acquisition Co., Inc. to amend the Merger Agreement.*

10.2	Letter Agreement dated as of February 15, 2007 between Boulder Specialty Brands, Inc. and certain investors to amend the Purchase Agreement.*

10.3	Promissory Note dated February 15, 2007 executed by Boulder Specialty Brands, Inc. in favor of Stephen B. Hughes.*

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to our Form 8-K filed February 16, 2007.