Form 10-Q
period 2007-06-30
SMART BALANCE, INC.
filed 2007-08-09
CIK 1331301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2007

Commission File Number 001-33595

Smart Balance, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2949397
(State of or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

211 Knickerbocker Road, Cresskill, New Jersey	07626
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (201) 568-9300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer   ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of August 1, 2007, the Registrant had 30,361,238 shares of common stock outstanding.

SMART BALANCE, INC.

i

Part I. Financial Information

Item 1.	Financial Statements

SMART BALANCE, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$388,123	$569,142
Investments held in trust – restricted	—	101,073,611
Accounts receivable, net of allowance of $257,125	9,874,229	—
Accounts receivable - other	422,967	141,260
Inventories	5,709,404	—
Prepaid expenses and other assets	12,208,860	354,077
Deferred tax asset	276,025	555,283

Total current assets	28,879,608	102,693,373
Property and equipment, net	112,560	—
Other assets:
Goodwill	320,700,819	—
Other intangibles	160,540,054	—
Deferred costs	5,033,094	3,589,990
Other assets	61,560	800

Total other assets	486,335,527	3,590,790

Total assets	$515,327,695	$106,284,163

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$16,791,898	$4,798,884
Current maturities - long term debt	1,200,000	—
Advances from stockholders	—	206,276
Deferred underwriting fees	—	3,573,035
Derivative liability	62,376,278	32,284,925

Total current liabilities	80,368,176	40,863,120

Deferred interest income	—	432,623
Long term debt	158,500,000	—
Deferred tax liability	7,419,897	—
Common stock, subject to possible conversion, 2,550,892 shares at conversion value	—	19,661,116
Series A convertible preferred stock, liquidation preference, $139,744,604, 15,388,889 shares	138,498,462
Commitment and contingencies	—	—
Stockholders’ equity	—	—
Series A Preferred stock, $.0001 par value, 50,000,000 shares authorized; 15,388,889 issued and outstanding	1,539	—
Common stock, $.0001 par value, 250,000,000 shares authorized; 30,361,238 issued and outstanding (including 2,550,892 shares subject to conversion in 2006)	3,036	1,595
Additional paid in capital	165,464,051	59,741,972
Retained deficit	(34,927,466)	(14,416,263)

Total stockholders’ equity	130,541,160	45,327,304

Total liabilities and stockholders’ equity	$515,327,695	$106,284,163

See accompanying notes to the condensed consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Net sales	$18,747,262	$—	$18,747,262	$—
Cost of goods sold	9,907,091	—	9,907,091	—

Gross profit	8,840,171	—	8,840,171	—

Operating expenses:
Selling, general and administrative	7,560,461	—	8,233,334	—
Formation and operating costs	—	506,705	—	730,334

Total operating expenses	7,560,461	506,705	8,233,334	730,334

Operating income (loss)	1,279,710	(506,705)	606,837	(730,334)

Other income (expense):
Interest income	1,207,360	945,329	2,285,567	2,008,904
Interest expense	(2,099,582)	—	(2,099,582)	—
(Loss) income on derivative liability	(13,102,582)	3,062,602	(20,886,694)	2,215,906
Other income (expense), net	124,391	—	124,391	—

Total other income (expense)	(13,870,413)	4,007,931	(20,576,318)	4,224,810

Income (loss) before income taxes	(12,590,703)	3,501,226	(19,969,481)	3,494,476
Provision for income taxes	393,539	147,778	541,722	432,115

Net income (loss)	$(12,984,242)	$3,353,448	$(20,511,203)	$3,062,361

Less: Unpaid dividends on cumulative preferred stock	$1,244,603	—	$1,244,603	—

Net Income (loss) available for common shares	$(14,288,845)	$3,353,448	$(21,755,806)	$3,062,361

Net income (loss) per share—basic and diluted	$(0.68)	$0.23	$(1.24)	$0.21

Weighted average shares outstanding—basic and diluted	20,848,447	14,355,945	17,620,131	14,355,945

See accompanying notes to the condensed consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30, 2007	Six months ended June 30, 2006
Cash flows from operating activities
Net income (loss)	$(20,511,203)	$3,062,361
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	544,734	—
Deferred income taxes	(1,593,028)	(234,529)
Accrued interest receivable in trust	—	(1,900)
Stock based compensation	1,077,279
Increase (decrease) in derivative liabilities	20,886,694	(2,215,906)
Deferred interest income	(432,623)	118,451
Changes in assets and liabilities:
Accounts receivable	1,238,909	—
Inventories	(924,281)	—
Prepaid expenses and other current assets	67,705	184,338
Accounts payable and accrued expenses	(3,714,681)	(80,230)
Accrued interest receivable	(32,116)
Income taxes payable	—	666,644
Other	(144,701)	—

Net cash (used in) provided by operating activities	(3,537,312)	1,499,229

Cash flows from investing activities
Purchase of GFA	(486,132,283)	—
Purchase of property and equipment	(2,306)	—
Proceeds from maturity of treasury bills—held in trust	—	98,354,251
Purchase of treasury bills—held in trust	—	(99,712,236)
(Increase) decrease in cash held in trust	—	231

Net cash (used in) investing activities	(486,134,589)	(1,357,754)

Cash flows from financing activities
Proceeds from issuance of long term debt	160,000,000	—
Repayment of debt	(300,000)	—
Proceeds from issuance of common stock	107,500,000	—
Proceeds from issuance of preferred stock	138,500,001	—
Payments for costs of equity issuance	(12,409,756)	—
Payment for costs in acquiring long term debt facility	(4,666,698)	—
Repayment of advances from stockholders	(206,276)	61,424
Payments for offering costs	—	(325,135)

Net cash provided by (used in) financing activities	388,417,271	(263,711)

Net (decrease) in cash for the period	(101,254,630)	(122,236)
Cash—Beginning of period	101,642,753	1,548,609

Cash—End of period	$388,123	$1,426,373

Supplemental disclosure of cash flow information:
Accrual of deferred acquisition costs	$—	$188,323

Cash paid during the year for:
Income taxes	$6,127,500	$—

Interest	$1,975,527	$—

Supplemental disclosure of non-cash activity:
Accrual of preferred stock derivative liability	$9,204,659	$—

See accompanying notes to the condensed consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements

(Unaudited)

1.	General

On May 21, 2007, Smart Balance, Inc. (formerly known as Boulder Specialty Brands, Inc. or “Boulder”), completed a merger pursuant to an Agreement and Plan of Merger dated September 25, 2006, as extended by a letter agreement dated as of February 15, 2007, between Boulder and GFA Holdings, Inc. (“GFA Holdings”), the sole stockholder of GFA Brands, Inc. (“GFA Brands”) (on May 21, 2007, GFA Holdings was merged into GFA Brands, the surviving company is referred to herein as “GFA”). Pursuant to the merger agreement, a wholly-owned Delaware subsidiary of Boulder merged with and into GFA, and GFA became a wholly-owned subsidiary of Boulder.

Immediately following the merger, Boulder changed its name to Smart Balance, Inc. All references to Smart Balance, Inc. (or the “Company”) herein should be considered to include predecessor company Boulder.

The accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Smart Balance Inc. included in the Company’s 2006 Annual Report on Form 10-K and 10-K/A. The reported results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. Certain amounts have been reclassified to conform with current presentations.

Basis of Presentation:

The condensed consolidated financial statements included herein reflect the acquisition of GFA on May 21, 2007, with results of operations included from that date and the estimated fair value of the net assets of GFA included on May 21, 2007 (see note 2 Merger with GFA). Prior to May 21, 2007, the Company was a blank check company with no operating activities, whose sole purpose was to serve as a vehicle for an acquisition in the consumer foods or beverage industry. The Company was capitalized through an initial public offering on December 21, 2005, which raised approximately $96 million. Of this amount, approximately 96% was placed in a trust account until an acquisition was completed or until the Company was liquidated, as required by its charter.

2.	Merger with GFA

On May 21, 2007, the Company, as part of the merger agreement, acquired 100% of the stock of GFA Holdings, Inc., the parent company of GFA Brands, Inc. GFA Brands, Inc. sells and markets consumer foods products primarily under the Smart Balance brand name. Concurrent with this acquisition, the Company changed its name to Smart Balance, Inc. The cost of the acquisition was approximately $491 million.

Under the Merger Agreement, stockholders of GFA Holdings were paid an aggregate of $491 million in cash which included the assumption of post-closing bonus payments, net of tax benefits. The acquisition cost was paid with: (i) $101 million of cash held in a trust account established in connection with the Company’s initial public offering; (ii) the net proceeds of the Private Placements (see note 15 Stockholders’ Equity) of $246 million ($107.5 million of which was raised in the Common Stock Private Placement and $138.5 million of which was raised in the Preferred Stock Private Placement); and (iii) proceeds from the Debt Financing (see note 8 Long-Term Debt) of $160 million.

The purchase price consists of the following:

Cash purchase price (excluding bonus assumption)	$466,802,920
Acquisition costs	9,634,439

Total purchase price	$476,437,359

The Company’s purchase price allocation, subject to final adjustment, for the net assets acquired is as follows:

Cash	$16,675,065
Accounts receivable	11,362,729
Inventories	4,785,123
Prepaid assets	9,431,609
Other assets	148,599
Intangible assets	160,880,830
Goodwill	320,700,019

Total assets	523,983,934

Accounts payable, accrued expenses and other liabilities	40,327,759
Deferred taxes and other	7,218,816

Total liabilities assumed	47,546,575

Net assets acquired	$476,437,359

Selected Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company for the three months and six months ended June 30, 2007 and 2006, as though the merger had occurred as of the beginning of fiscal 2006. Net sales reflect the reclassification of certain trade and consumer promotion expenditures that had previously been classified as selling, general and administrative expenses. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of the period presented, or that may result in the future.

	Three Months Ended June 30, 2007 Pro forma	Three Months Ended June 30, 2006 Pro forma	Six Months Ended June 30, 2007 Pro forma	Six Months Ended June 30, 2006 Pro forma
Net sales	$43,009,727	$32,566,497	$83,793,058	$65,973,799
Operating income	7,082,131	3,495,318	11,237,438	7,475,918
Net income (loss)	(12,088,810)	2,113,664	(20,392,978)	888,840
Less: Unpaid dividends on cumulative preferred stock	2,770,000	2,770,000	5,540,000	5,540,000

Net loss available for EPS	(14,858,810)	(656,336)	(25,932,978)	(4,651,160)
Loss per share	$(0.52)	$(0.02)	$(0.90)	$(0.16)

Weighted average shares outstanding	28,766,133	28,766,133	28,766,133	28,766,133

3.	Summary of significant accounting policies

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts receivable

Accounts receivable are carried at original invoice amount less allowances for cash discounts and doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The Company does not charge interest on past due receivables.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of finished goods.

Property and equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement.

Goodwill

Goodwill will be tested annually for impairment or more frequently if events or changes in circumstances indicate that impairment may have occurred. The impairment analysis for goodwill will include a comparison of the Company’s carrying value (including goodwill) to the Company’s estimated fair value. If the fair value of the Company does not exceed its carrying value, then an additional analysis is performed to allocate the fair value to all assets and liabilities of the Company as if the Company had been acquired in a business combination and the fair value was its purchase price. If the excess of the fair value of the Company over the fair value of its identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference.

Other intangibles

Other intangibles are comprised of both definite and indefinite life intangible assets. Indefinite life intangible assets are not amortized but are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. In assessing the recoverability of indefinite life intangible assets, the Company must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.

An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. In each reporting period, the Company also evaluates the remaining useful life of an intangible asset that is not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.

The Company has determined that its “Smart Balance” and “Smart Beat” trademarks have an indefinite life and these assets are not being amortized. Certain other assets acquired, primarily patent technology, have been determined to have definite lives ranging from 10 to 20 years and their costs are being amortized over their expected lives.

Deferred costs

Costs related to the acquisition of GFA were deferred through the date of acquisition. These costs included, principally, accounting fees, legal fees and other fees, which were allocated to the purchase price; private placement fees and deferred offering costs. Deferred offering costs related to the private placement were recorded as a reduction of equity upon the completion of the merger transaction. Deferred loan costs associated with the debt financing are being amortized over the life of debt.

Revenue Recognition

Revenue is recognized when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the receipt of product by the customer. The earnings process is complete once the customer order has been placed and approved and the product shipped has been received by the customer. Product is sold to customers on credit terms established on an individual basis. The credit factors used include historical performance, current economic conditions and the nature and volume of the product. The Company offers its customers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and co-op advertising. The Company sells their products to customers without the right of return and is not obligated to accept any returns.

Accounting for Warrants – Derivative Liability

Common Stock:

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

Statement of Financial Accounting Standard No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, paragraph 11 (a) of SFAS No. 133 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position from being treated as derivative instruments. While the warrants to purchase the additional 12,760,840 shares is indexed to the Company’s common stock, the fact that the shares underlying the warrants require future registration in accordance with the warrant agreement requires the Company to classify these instruments as a liability in accordance with EITF 00-19 paragraph 14. This derivative liability is adjusted to fair value, and any changes are recorded as non-operating gains or losses.

The warrants sold as part of the units in the Company’s initial public offering began separate trading from the units in January 2006 and are listed on the NASDAQ Global Market effective August 1, 2007. Consequently, the fair value of these warrants is estimated as the market price of a warrant at each period end. To the extent that the market price increases or decreases, the Company’s derivative liabilities also increase or decrease, with a corresponding effect on the Company’s consolidated statement of operations. The fair value at June 30, 2007 was calculated to be $52,319,444, or approximately $4.10 per warrant. This compares to a valuation of $32,284,925, or approximately $2.53 per warrant, when valued at December 31, 2006. The net change in the valuation from December 31, 2006 through June 30, 2007 of $20,034,519 was recorded as a non-operating loss for the six months ended June 30, 2007.

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

Series A Convertible Preferred Stock:

In connection with the acquisition of GFA, the Company entered into a private placement transaction for common stock and Series A convertible preferred stock together with investor warrants, pursuant to a Securities Purchase Agreement dated September 25, 2006, as amended by letter agreement, dated February 15, 2007. The Agreement included 14,410,188 of shares of common stock and 15,388,889 of Series A convertible preferred stock along with investor warrants. The net proceeds of approximately $246 million received by the Company were used to fund a portion of the acquisition costs of GFA.

Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), requires freestanding contracts that are settled in a company’s own stock, including conversion rights issued with preferred stock to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the Company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the conversion rights issued with the preferred stock in the private placement are separately accounted for as liabilities.

Statement of Financial Accounting Standard No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, paragraph 11 (a) of SFAS No. 133 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position from being treated as derivative instruments. While the conversion rights to purchase the additional common shares are indexed to our common stock, the fact that the shares underlying the conversion rights require future registration, requires us to classify these instruments as a liability in accordance with EITF 00-19 paragraph 14. These derivative liabilities are adjusted to fair value, and any changes are recorded as non-operating gains or losses.

The fair value of the conversion rights were valued on the acquisition date using the Monte Carlo technique to simulate the underlying future stock price. The value of the conversion feature was calculated based on the simulated stock price. Additionally, the value of the conversion feature was adjusted for the probability the preferred stock becomes participating in nature rendering the conversion option worthless. The fair value of the derivative at the date of acquisition amounted to $9,204,659, which was offset against additional paid in capital. Since the date of acquisition the derivative liability has increased by $852,175 which was recorded as a non-operating loss for the period ended June 30, 2007.

Income (Loss) per Share of Common Stock

Income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average shares of common stock outstanding for the period. No effect has been given to 1,595,105 common shares that have been placed in escrow and will not be released from escrow until the last sales price of the Company’s common stock thereafter equals or exceeds $11.50 per share for any 20 trading days within any 30 day trading period. Such shares are considered contingently issuable shares under Statement of Financial Accounting Standards (“SFAS”) No. 128 and are not considered outstanding for purposes of computing loss per share of common stock. In addition, no effect has been given to potential issuances of common stock from warrants in the diluted computation as the effect would not be dilutive. Accumulated but unpaid dividends on Series A Convertible Preferred Stock are deducted from net income or added to net loss.

Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. For the three month periods ended June 30, 2007 and 2006, the effective tax rate was higher than the statutory tax rate primarily due to the effect of the change in derivative liabilities since such losses are not deductible for income tax purposes.

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

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal year 2008. The Company is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its results of operations and financial condition.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2). The FSP specifies the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be recognized and measured separately in accordance with FASB SFAS No. 5, “Accounting for Contingencies” and related literature. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration. The FSP applies immediately to registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. Whereas, for registration payment arrangements and the financial instruments subject to those arrangements entered into prior to its issuance, the FSP applies to the Company’s financial statements for the fiscal year beginning in 2007. The Company adopted the provisions of FSP EITF 00-19-2 beginning in January 2007 with no impact on our Consolidated Financial Statements.

4.	Property and equipment

Property and equipment consist of the following at June 30, 2007:

Machinery and equipment	$105,733
Furniture and fixtures	8,362
Leasehold improvements	743

Gross assets	114,838
Less: Accumulated depreciation	(2,278)

Property and equipment, net	$112,560

5.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2007	December 31, 2006
Accounts payable	$13,034,702	$—
Accrued expenses	1,731,958	—
Coupons payable	1,518,836	—
Accrued bonus	304,839	—
Deferred acquisition costs payable	30,220	3,163,628
Principal payments on financed insurance premiums	153,598	331,239
Income taxes payable	—	343,423
Delaware franchise tax payable	—	70,462
Rating agency fees payable	—	234,100
Other	17,745	656,032

Total	$16,791,898	$4,798,884

6.	Major customer

The Company has one major customer that accounted for approximately 16.1% of sales for the three months ended June 30, 2007. The aggregate accounts receivable from this customer amounted to approximately $1,600,000 of the total accounts receivable at June 30, 2007.

7.	Intangible assets

The following is a summary of intangible assets acquired and goodwill as of June 30, 2007:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patent technology	$40,000,000	$449,316	$39,550,684
Supply relationship	1,000,000	10,630	989,370
Trademarks	120,000,000	—	120,000,000
Goodwill	320,700,819	—	320,700,819

	$481,700,819	$459,946	$481,240,873

8.	Long term debt

In conjunction with the GFA merger, on May 21, 2007, the Company entered into a loan arrangement with Banc of America Securities LLC and Bank of America, N.A. for $180 million in debt financing consisting of: (1) a $140 million first lien facility comprised of a $120 million term loan and a $20 million revolver and (2) a second lien facility comprised of a $40 million term loan. The first lien facility is secured by a first lien on all of the Company’s assets and the second lien facility is secured by a second lien on all of the Company’s assets. On June 28, 2007, the Company made a $300,000 principal payment on its first lien facility.

The term loan of the first lien facility will mature on May 21, 2014 and the revolving loan under the first lien facility will mature on May 21, 2013. The term loan of the second lien facility will mature on November 18, 2014.

At the option of the Company, the interest rate on the first lien facility is LIBOR plus 3.25% per annum or the higher of (i) the Bank of America prime rate or (ii) the federal funds rate plus 0.50%, in either case plus an applicable margin of 2.25% per annum. This rate is in effect for the first six months following May 21, 2007 and was 10.5% at June 30, 2007. Thereafter, the interest rate on the revolver will be determined in accordance with a pricing grid based on the Company’s leverage ratio. At the Company’s option, the interest rate on the second lien facility is LIBOR plus an applicable margin of 6.00% per annum or the higher of (i) the Bank of America prime rate or (ii) the federal funds rate plus 0.50%, in either case plus a margin of 5.00% per annum. At June 30, 2007, the interest rate was 13.25%.

There is no prepayment penalty for optional prepayments of the first lien facility and the following penalties for optional prepayments on the second lien facility: 2.00% premium if prepaid the first year; 1.00% premium if prepaid the second year; and no prepayment penalty thereafter. Mandatory prepayments under both facilities include 50% of excess cash flow (as defined in the loan documentation) and 50% of all net cash proceeds from the issuance of additional equity interests by us. In addition, the term loan of the first lien facility is subject to quarterly amortization of principal with 1.00% of the initial aggregate advances under such loan to be payable in each of the first six years and the remainder of the initial aggregate advance to be payable in a balloon payment at maturity.

The first and second lien credit facilities can be accelerated upon the occurrence of certain events, including:

•	nonpayment of debt including interest and fees;

•	failure to perform or observe covenants, cross defaults to other indebtedness exceeding $5.0 million;

•	bankruptcy and insolvency; and

•	certain other events.

The first lien credit facility requires that the Company:

•	maintain a ratio of consolidated EBITDA to consolidated cash interest charges of at least 1.75 to 1 increasing over the term of the facility to 3.00 to 1;

•

a leverage ratio for all Company’s debt which restricts the Company from allowing its total debt to be greater than 6.25 times its consolidated EBITDA, stepping down to 2.25 to 1 over the term of the facility; and

•

a leverage ratio which restricts the Company from allowing its consolidated first lien credit facility indebtedness to be greater than 4.5 times its consolidated indebtedness, stepping down to 1.25 to 1 over the facility term.

The second lien credit facility contains one financial covenant consisting of a leverage ratio for all debt which restricts the Company from allowing its total debt to be greater than 6.75 times its consolidated EBITDA, stepping down to 2.75 to 1 over the term of the facility. The Company was in compliance with all of its debt covenants at June 30, 2007.

Long term debt as of June 30, 2007 is as follows:

First lien term loan	$119,700,000
Second lien term loan	40,000,000

Total Debt:	159,700,000
Less: Current maturities	1,200,000

Total long term debt	$158,500,000

9.	Stock-based compensation

On October 19, 2006, the Compensation Committee of the Board of Directors unanimously approved the stock plan and directed it be submitted to the stockholders for approval. During a special stockholders meeting on May 17, 2007, the stock plan was approved, pursuant to which the Company reserved up to 9,650,000 shares of common for issuance to its officers, directors, employees and consultants. During the second quarter, the Company granted 8,000,000 shares of non-qualified stock options.

The Company has two types of stock options, traditional service-based with a four year graded (25% vest each year) vesting and two market condition-based stock options which vest when the underlying stock prices reach $16.75 and $20.25, respectively, and remain there for 20 out of 30 consecutive days. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options granted to employees have a term of 10 years. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.

The Company accounts for its stock-based compensation awards under SFAS No. 123R, Share-Based Payment, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

Pre-tax stock-based compensation expense included in reported net income is as follows:

Three months ended June 30, 2007
Service period-based	$552,824
Market price-based $16.75	301,403
Market price-based $20.25	223,052

Total	$1,077,279

For the traditional service-based stock options, the Company estimated the fair value, as of the date of grant, using a lattice option pricing model with the following assumptions: expected life 10 years, no dividends and volatility of 35.9%. The cost of the service-based stock option is being amortized over a four year vesting period. No forfeitures were assumed for any of the options. In the case of the market-condition-based stock options, the Company used the Monte Carlo valuation model and the same assumptions notes above. The Company recognizes compensation expense for the market-condition based options over the vesting period, which has been determined to be 2.76 years and 3.68 years for the $16.75 and $20.25 awards, respectively.

10.	Liquidity and capital resources

The Company’s current cash position is $388,123. The Company currently has outstanding payables, accrued expenses and liabilities other than derivative liabilities of $17,991,898. The Company’s short term liabilities, other than derivative liabilities exceed our available cash position by $17,603,775. As noted in the long-term debt note (footnote 9), the Company has a revolving credit facility of $20 million, which it can use to augment cash requirements.

11.	Notes payable to stockholders and related party transactions

On February 15, 2007, Stephen B. Hughes, our founder and chief executive officer, agreed to lend the Company up to $500,000 to cover operating expenses, to be drawn as needed by the Company. The loan had interest at a rate equal to the lowest applicable federal short term rate in effect pursuant to Section 1274(d) of the Internal Revenue Code of 1986, as amended, as the same may be adjusted from time to time. The total amount owed on the loan and accrued interest of $4,000 was repaid in full on June 19, 2007.

In June 2007, amounts owed to three Initial Stockholders for advances to the Company to cover expenditures for approximately $256,000 were repaid.

The Company had agreed to pay up to $10,000 a month in total for office space and general and administrative services to affiliates of two of the Initial Stockholders. This arrangement terminated on May 21, 2007.

Certain stockholders, five of whom are directors and one senior advisor, purchased an aggregate of 1,000,000 warrants concurrently with the closing of the Offering at a price of $1.70 per warrant directly from the Company.

12.	License

A substantial portion of the Company’s business is dependent on its exclusive license of certain technology from Brandeis University. This license agreement, dated June 1996, imposes certain obligations upon the Company, such as diligently pursuing the development of commercial products under the license products. The agreement expires at the end of each patent period of seventeen years after the agreement execution date for products which do not have patents and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that the Company has failed to meet its obligations under the license agreement, Brandeis could seek to limit or terminate the Company’s license rights. Royalties earned by Brandeis for the quarterly period ended June 30, 2007 was $200,604.

13.	Income taxes

The Company’s effective tax rate for the year is dependent on many factors including the Company’s ability to use various tax credits, the impact of enacted tax laws in jurisdictions in which operates and the amount taxable income it earns. Based on the above factors the Company’s effective tax rate for the year is expected to be 40% excluding the impact of the losses related to derivative liabilities, which is not deductible for tax purposes. The deferred tax liabilities of $7,419,897 primarily represents the difference between the tax and accounting treatment of intangible assets.

14.	Commitment and contingencies

In June 2007, the Company entered into a lease agreement for the lease of a new corporate office facility located in Paramus, NJ. The lease has an approximate five year life with the option to extend the lease for two additional five year term. The annual rental expense is approximately $300,000 for the first five years. In addition, the Company entered into three lease agreements for the lease of a new corporate office facility in Niwot, Colorado. The leases have an approximate five year life with the option to extend each lease for 36 months. The annual rental expense is approximately $120,000 for the first five years.

The Company enters into forward purchase commitments for a portion of its projected requirement for peanuts and for palm, soy and canola oil. These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price. Based on the most recent prices the Company realized, these commitments would total approximately $16.3 million as of June 30, 2007. The commitments are expected to be liquidated by March 30, 2008. The Company has made a determination that these agreements qualify as normal purchases and sales in the normal course of business and, therefore, do not qualify as derivatives as defined under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

The Company is party to various legal proceedings arising in the ordinary course of business. Management believes that the resolution of these matters will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

15.	Stockholders’ equity

In connection with the GFA merger, the Company entered into a private placement transaction for common stock and Series A convertible preferred stock together with investor warrants, pursuant to a Securities Purchase Agreement dated, September 25, 2006, as amended by letter agreement, dated February 15, 2007. The Agreement included 14,410,188 of shares of common stock and

15,388,889 of Series A convertible preferred stock along with warrants. The net proceeds of approximately $246 million received by the Company were used to fund a portion of the GFA merger acquisition costs.

Dividends

Dividends on the Series A convertible preferred stock are cumulative and will compound from May 21, 2007, which we sometimes refer to as the date of original issuance, at the annual rate of 8% (multiplied times the $9.00 per share purchase price) and will be payable quarterly when and as declared by our board of directors. Beginning five years after the date of original issuance and at the end of each calendar quarter thereafter, the dividend rate will increase at the rate of 0.25% until the dividend rate equals 11%. Beginning seven years after the date of issuance:

•	the annual dividend rate will increase to 15% for each quarter thereafter for which we fail to declare and pay dividends in full in cash, and

•	the annual dividend rate will be fixed at 15% if we fail thereafter to declare and pay dividends in cash for three consecutive quarters.

No dividends may be declared or paid on any common stock, nor may the Company redeem any common stock, subject to limited exceptions, until the Company has paid all accrued dividends on the Series A convertible preferred stock in cash. If the Company pays any dividend or distribution on the common stock, the holders of the Series A convertible preferred stock also will be entitled to receive such dividend or distribution on an as-converted basis.

Liquidation Preference

Holders of the Series A convertible preferred stock have a liquidation preference in the amount of $9.00 per share plus accrued but unpaid dividends. If an event defined as a “Liquidation” occurs before the fifth anniversary of the date of original issuance of the Series A convertible preferred stock, the liquidation preference will include a premium calculated assuming that the Liquidation occurred on the last day of the quarterly dividend period on or after the fifth anniversary. If the Company assets are not sufficient to pay the liquidation preference of the Series A convertible preferred stock in full, the holders of the Series A convertible preferred stock will share pro rata in any distribution based on the relative amounts of their respective liquidation preferences, and no distributions will be made to the holders of common stock. However, the holders of Series A convertible preferred stock will participate in liquidating distributions on an as-converted basis, if by so doing the amount they receive would be greater than their liquidation preference.

A liquidation also includes the sale or merger of the Company with another entity in which stockholders of the Company control less than 50 percent of the voting power of the surviving company. Under Emerging Issues Task Force Topic No. D-98, such a provision requires the preferred stock to be accounted for outside of permanent equity. The Company accounts for the preferred stock as temporary equity in the mezzanine section of the balance sheet.

Optional Conversion at Holder’s Election

The Series A convertible preferred stock will be convertible at any time, at the option of the holder, into the number of shares of common stock arrived at by dividing $9.00 per share (which is the initial conversion price) into the per share liquidation preference of $9.00 per share, plus accrued but unpaid dividends. To the extent that dividends accrue but are not paid, the number of shares of common stock issuable upon conversion of the Series A convertible preferred stock will increase.

Adjustments to Conversion Rate

The conversion price will decrease, and the number of shares of common stock issuable upon conversion will therefore increase, if the Company becomes subject to penalties for delays in taking actions required by the investors relating to the registration of the shares of common stock issued in connection with the private placement. If we do not cause the registration statement to remain effective for the period required by the registration rights agreement, or if investors are not permitted to utilize the registration statement to resell shares for 45 consecutive days or for more than an aggregate of 90 days during any 12-month period, then the conversion price will be reduced by 1% on each 90th day anniversary of the default, if the default has not been cured, subject to a maximum total reduction of 9%.

In no event will a holder of Series A convertible preferred stock be entitled to a cash adjustment in lieu of these adjustments to the conversion price.

The conversion price will also be reduced if and to the extent that the shares of common stock issuable upon conversion of the Series A convertible preferred stock represent less than 22.2508% of the Company’s common stock on a fully diluted basis immediately after the closing of the private placement, based upon the Company’s representations and warranties to the investors as to the Company’s capitalization at that time. The Company does not believe that this particular adjustment will be required. The conversion price also will be subject to typical anti-dilution adjustments in the event of stock splits, stock dividends and similar events, and will be entitled to anti-dilution protection, subject to limited exceptions (including an exception for up to 9,650,000 options issued to employees, directors or consultants under a board-approved option plan), for issuances of common stock at a price below the conversion price then in effect or the average closing price of the common stock over the 30-day period ending three days before the date of determination. The anti-dilution adjustments will be made on a weighted average basis, which means that the number of shares sold at such price and the number of shares outstanding before such sale will be taken into account in adjusting the conversion price.

Mandatory Conversion

Conversion of all, or a portion of (but not less than 20% of the then outstanding) Series A convertible preferred stock will be mandatory, at the conversion price then in effect, upon the first to occur of:

(1) the election to convert by holders of at least a majority of the Series A convertible preferred stock, or

(2) the Company’s election to force a conversion if (i) a registration statement for the resale of the common stock issuable upon conversion of the Series A convertible preferred stock is effective, (ii) the Company has also elected to redeem all the public warrants that we sold in the Company’s initial public offering, and (iii) the last sales price of the Company’s common stock has been at least $11.50 per share, if before three years after the date of original issuance of the Series A convertible preferred stock, or at least $12.50 per share on each of 20 trading days within any 30-trading day period ending on the third business day before we provide notice of the Company’s election to force the conversion of the Series A convertible preferred stock, if more than three years after the date of original issuance.

If the Company elects to exercise its right to force conversion within three years of the date of original issuance, the number of shares of common stock issued on conversion will be calculated assuming that the redemption occurs on the last date of the dividend period to occur on or after such third-year anniversary.

Redemption

The Company will have the right to redeem all or a portion of (but not less than 20% of the then outstanding) Series A convertible preferred stock at any time after issuance, out of funds legally available for that purpose and subject to compliance with restrictions on redemptions imposed by our lenders, for a cash amount equal to the liquidation preference of $9.00 per share, plus accrued but unpaid dividends. However, if the redemption occurs prior to five years after the date of original issuance of the Series A convertible preferred stock, the redemption price will include a premium calculated assuming that the redemption occurs on the last day of the quarterly dividend period to occur on or after such fifth-year anniversary.

Voting Rights

Holders of the Series A convertible preferred stock will be entitled to vote on an as-converted basis together with the holders of common stock (without regard to any defined conversion limitations), and not separately as a class except as required by law or by the restated certificate of incorporation. So long as the number of outstanding shares of Series A convertible preferred stock is at least 12.5% of the total number of shares of Series A convertible preferred stock issued at the closing of the private placement, without the consent of the holders of a majority of such shares then outstanding, we may not undertake various corporate actions, including the following:

(1) incur or refinance any debt (with limited exceptions, including debt permitted at the time of the closing of the private placement) or modify any agreements relating to permitted debt;

(2) issue any equity securities (with limited exceptions, including up to 9,650,000 options issued to employees, directors or consultants under a board-approved option plan);

(3) enter into, amend or terminate the material terms of any contract with any related party;

(4) take any action that could result in a Liquidation, as that term is defined above (other than a chapter 11 proceeding);

(5) make acquisitions or investments or dispositions of assets that exceed threshold amounts;

(6) change the certificate of incorporation in a manner that adversely affects the Series A convertible preferred stock or take any action that impairs our ability to honor the rights and preferences of the Series A convertible preferred stock; or

(7) make any change in accounting methods or policies (other than as required by GAAP), or any change in auditors.

On June 4, 2007, the Company filed a registration statement with the Securities and Exchange Commission requesting that 74,410,188 shares of its common stock related to the private placement noted above be registered so that the selling shareholders would be able to sell their shares in the public market. On August 2, 2007, the Securities and Exchange Commission declared the Company’s registration statement effective. The registration statement includes enough shares to cover the number of shares issuable upon conversion or exercise because of potential reductions of the initial $9.00 conversion price or investor warrant exercise price for reasons that include penalties and anti-dilution measures and increases to the initial $9.00 Series A convertible preferred stock liquidation preference from accrued but prepaid dividends.

Common Stock in Escrow

All of the shares of the Company’s common stock outstanding prior to the date of its initial public offering have been placed in escrow with an escrow agent. The shares of common stock are subject to release from escrow in two equal increments: (1) 1,595,105 shares on December 16, 2008; and (2) 1,595,105 shares when the last sale price of the Company’s common stock equals or exceeds $11.50 per share for any 20 trading days within any 30 trading day period.

Because the shares placed in escrow are to be released to the existing stockholders (all of whom are officers and/or directors or are a related party to an officer and director) upon meeting the conditions set forth above, the Company may be required to recognize a charge based on the fair value of the shares at the time the shares are released from the escrow. The amount of such charge could be equal to the number of shares times the market value at such date. Based on the target price of $11.50, such charge would be approximately $18,343,707.

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

We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. We cannot assure you that any future results, performance or achievements will be achieved. For a discussion of these risks, uncertainties and other factors, see the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as well as the “Risks Relating to Our Acquisition of GFA” section included in Item 2.01 of our Form 8-K filed with the SEC on May 25, 2007.

GFA Merger

On May 21, 2007, Smart Balance, Inc. (formerly known as Boulder Specialty Brands, Inc. or “Boulder”), completed a merger pursuant to an Agreement and Plan of Merger dated September 25, 2006, as extended by a letter agreement dated as of February 15, 2007, between Boulder and GFA Holdings, Inc. (“GFA Holdings”), the sole stockholder of GFA Brands, Inc. (“GFA Brands”) (on May 21, 2007, GFA Holdings was merged into GFA Brands, the surviving company is referred to herein as “GFA”). Pursuant to the merger agreement, a wholly-owned Delaware subsidiary of Boulder merged with and into GFA, and GFA became a wholly-owned subsidiary of Boulder.

Immediately following the merger, Boulder changed its name from Boulder to Smart Balance, Inc. (herein called the “Company”). The Company is headquartered in Cresskill, New Jersey and is believed to be one of the largest, focused marketers of functional food products in the U.S. (under the trade names Smart Balance® and Earth Balance®).

As consideration for the merger, the Company paid GFA an aggregate of $491 million in cash (which included post-closing bonus payments net of tax benefits). The cash consideration for the merger was funded with cash held in the Company’s trust account established in connection with its initial public offering as well as the net proceeds of the private placement and the secured debt financing, both of which closed on the Closing Date. None of Boulder’s stockholders who owned shares of the Company’s common stock issued in its initial public offering exercised their right to vote against the GFA merger at the special meeting and convert their shares into a pro rata portion of the trust account.

Prior to the merger, the Company was a blank check company with no operations, formed as a vehicle for an acquisition of an operating business in the consumer food and beverage industry whose net assets constituted at least 80% of our net assets. The following information is provided about us, our business and securities, reflecting the consummation of the GFA merger.

Company Overview

Smart Balance, Inc., through its wholly-owned subsidiary, GFA, is a growing marketer of functional food products in the U.S. (under the trade names Smart Balance® and Earth Balance®). Functional food is defined as a food or a food ingredient that has been shown to affect specific functions or systems in the body and may play an important role in disease prevention. GFA’s signature margarine products utilize a proprietary licensed, patented technology that is free of trans fats and enhances good-to-bad cholesterol ratios. Recently, GFA has expanded its product offering beyond margarine by utilizing its heart healthy positioning and brand leverage in other product categories including peanut butter, popcorn, mayonnaise and cooking oils. GFA sells its products in mass merchandise, grocery, natural foods and convenience stores. In the natural food channel, GFA sells similar organic products under the trade name Earth Balance®. GFA continues to pursue new growth opportunities and has several products targeted for introduction in the near future. Additional products are being considered for future launches, particularly in the refrigerated foods/dairy segment.

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

Results of Operations

The following discussion includes the operating results of GFA, the Company’s wholly owned subsidiary. Prior to the completion of the merger, we were a blank check company with no operations. Accordingly, the results of operations do not provide a meaningful comparison with the prior periods. Information for the three and six months ended June 30, 2007 includes GFA beginning May 21, 2007. Information for the three and six months ended June 30, 2006 relates solely to the Company as a shell company that had no operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

Results of Operations for Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Net Sales:

Net sales for the three months ended June 30, 2007 was $18.7 million, which represents sales after the acquisition of GFA on May 21, 2007.

Cost of Goods Sold:

The cost of goods sold in the three months ended June 30, 2007 was $9.9 million, resulting in a gross profit of $8.8 million, or 47.2% of net sales.

Selling, General and Administrative:

Total operating expenses for three months ended June 30, 2007 was $7.6 million compared to $0.5 million for the corresponding period in 2006. The operating expenses for the second quarter of 2006 included the operating costs of the Company in its development stage, while the expenses for the second quarter of 2007 included the selling, general and administrative expenses of the post-merger Company. In addition, the cost of stock-based compensation of $1.1 million, which was issued in conjunction with the GFA merger, was included as part of SG&A for the second quarter of 2007.

Operating Income (Loss):

The Company had an operating profit of $1.3 million for three months ended June 30, 2007 compared with an operating (loss) of $0.5 million in the corresponding period in 2006.

Other Income (Expense):

The Company incurred other expenses of $13.9 million in the three months ended June 30, 2007 compared to income of $4.0 million in the corresponding period in 2006. Included in the second quarter results for 2007 is a $13.1 million loss from derivative liabilities compared to a gain in the corresponding period in 2006 of $3.1 million. In addition, the second quarter results for 2007 included net interest expense of $0.9 million compared with interest income of $0.9 million in the corresponding period in 2006. The increase in interest expense in the second quarter of 2007 is due to the borrowings for the acquisition of GFA whereas the Company had interest income from the investment of the IPO proceeds held in trust during the second quarter of 2006.

Income Taxes:

The provision for income taxes for the second quarter of 2007 was $0.4 million compared with $0.1 million in the second quarter in 2006. The provision is based on taxable income, which excludes the losses for derivatives, which are not deductible for tax purposes.

Net Income (Loss):

Net loss for the second quarter of 2007 was $13.0 million, or $0.68 per common share for both basic and diluted shares outstanding, compared to a profit of $3.4 million, or $0.23 per common share, in the corresponding period in 2006.

Results of Operations for the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Net Sales:

Net sales for the six months ended June 30, 2007 was $18.7 million, which represents sales after the acquisition of GFA on May 21, 2007.

Cost of Goods Sold:

The cost of goods sold in the six months ended June 30, 2007 was $9.9 million, which resulted in a gross profit of $8.8 million, or 47.2% of net sales.

Selling, General and Administrative (SG&A):

Total operating expenses for the six months ended June 30, 2007 was $8.2 million compared to $0.7 million for the corresponding period in 2006. The operating expenses for the first half of 2006 included the operating costs of the Company during its development stage, while the expenses for the first half of 2007 includes the selling, general and administrative expenses of the post-merger company as well as the cost of stock-based compensation of $1.1 million, which was issued in conjunction with the merger.

Operating Income (Loss):

The Company had an operating profit of $0.6 million for the six months ended June 30, 2007 compared with operating (loss) of $0.7 million for the corresponding period in 2006.

Other Income (Expense):

The Company incurred other expenses of $20.6 million in the six months ended June 30, 2007 compared to income of $4.2 million in the corresponding period in 2006. Included in the results for the six months ended June 30, 2007 was a $20.9 million loss from derivative liabilities compared to a gain of $2.2 million from derivatives in the corresponding period in 2006. In addition, the results for the first half of 2007 includes interest expense of $2.1 million and interest income of $2.3 million compared to $2.0 million of interest income during the corresponding period in 2006 from the investment of the IPO proceeds held in trust. The increase in interest expense in the first half of 2007 is due to the borrowings for the GFA merger.

Income Taxes:

The provision for income taxes for the six months ended June 30, 2007 was $0.5 million compared with $.4 million in the corresponding period in 2006. The provision is based on taxable income, which excludes the gains or losses for derivatives, which are not deductible for tax purposes. The effective tax rate, excluding the gains or losses for changes in derivative liabilities, was approximately 40%.

Net Income (Loss):

Net loss for the six months ended June 30, 2007 was $20.5 million, or a loss of $1.24 per common share for both basic and diluted shares outstanding, compared to net income of $3.1 million, or $0.21 per common share, in the corresponding period in 2006.

Cash Flows

The following discussion includes the cash flows of GFA, the Company’s wholly-owned subsidiary, from May 21, 2007 through June 30, 2007. Prior to the completion of the merger, we were a blank check company with no operations. Accordingly, the cash flows do not provide a meaningful comparison with the prior periods.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Cash used in operating activities was $3.5 million for the six months ended June 30, 2007 compared to cash provided by operating activities of $1.5 million in the corresponding period in 2006. In the six months ended June 30, 2007, the Company had a loss of $20.5 million, which consisted primarily of a non-cash charge for derivative losses of $20.9 million. Excluding the non-cash charge for derivative losses, a higher working capital accounted for most of the increase in the 2007 due to a reduction of accounts payables and accrued expenses offset by lower accounts receivables. In the first half of 2006, the Company had net income of $3.1 million, which was largely offset by the non-cash derivative gain of $2.2 million. A reduction in income taxes payable of $0.7 million also benefited cash flow from operations in the first half of 2006.

Cash used in investing activities totaled $486.1 million during the first half of 2007, which was entirely derived from the acquisition of GFA on May 21, 2007. In the first half of 2006, the Company had the net use of $1.4 million, which resulted from the purchase of treasury bills in excess of the proceeds received.

Cash provided by financing activities was $388.4 million for the six months ended June 30, 2007 compared to a use of $0.3 million for the six months ended June 30, 2006. The first half of 2007 included the proceeds from the issuance of common and preferred stock of $107.5 million and $138.5 million, respectively, and the issuance of debt of $160.0 million, all of which was issued in conjunction with the GFA acquisition. In the first half of 2006, the payment of offering costs accounted for the use of cash.

Liquidity and Capital Resources

Liquidity:

GFA’s liquidity and capital resource planning is largely dependent on the generation of operating cash flows, which is highly sensitive to changes in demand and to a lesser extent, pricing, for its major products. While changes in key operating costs, such as outsourced production, advertising, promotion and distribution, may adversely affect cash flows, GFA generates significant cash flows as demand for its products grows. GFA’s principal liquidity requirements are to finance current operations, pay down existing indebtedness and fund future expansion. Currently, GFA’s primary sources of liquidity requirements to meet these needs are cash generated by its operations.

We believe that cash flows generated from operations, existing cash and cash equivalents, and borrowing capacity under the revolving credit facility should be sufficient to finance capital requirements for GFA’s core business for the foreseeable future. As of June 30, 2007, $20 million was available for borrowing under our revolving credit facility. Developing and bringing to market other new brands and business opportunities may require additional outside funding, which may require the Company to seek out additional borrowing arrangements. The Company currently has no plans for making acquisitions.

Secured Debt Financing:

In conjunction with the GFA merger, on May 21, 2007, the Company entered into a loan arrangement with Banc of America Securities LLC and Bank of America, N.A. for $180 million in debt financing comprised of: (1) a $140 million first lien facility comprised of a $120 million term loan and a $20 million revolver and (2) a second lien facility consisting of a $40 million term loan. The first lien facility is secured by a first lien on all of the Company’s assets and the second lien facility is secured by a second lien on all of the Company’s assets. On June 28, 2007, the Company made a scheduled $300,000 principal payment on its first lien facility.

The term loan of the first lien facility will mature on May 21, 2014 and the revolving loan under the first lien facility will mature on May 21, 2013. The term loan of the second lien facility will mature on November 18, 2014.

At the option of the Company the interest rate on the first lien facility is LIBOR plus 3.25% per annum or the higher of (i) the Bank of America prime rate or (ii) the federal funds rate plus 0.50%, in either case plus an applicable margin of 2.25% per annum. This rate is in effect for the first six months following May 21, 2007 and was 10.5% at June 30, 2007. Thereafter, the interest rate on the revolver will be determined in accordance with a pricing grid based on the Company’s leverage ratio. At the Company’s option, the interest rate on the second lien facility is LIBOR plus an applicable margin of 6.00% per annum or the higher of (i) the Bank of America prime rate or (ii) the federal funds rate plus 0.50%, in either case plus a margin of 5.00% per annum. The interest rate was 13.25% at June 30, 2007. The Company also has a revolving credit facility of $20 million (the “Revolver”), which it can use to supplement additional cash requirements. The Revolver has the same interest rates and terms as the first lien facility.

There is no prepayment penalty for optional prepayments of the first lien facility and the following penalties for optional prepayments on the second lien facility: 2.00% premium if prepaid the first year; 1.00% premium if prepaid the second year; and no prepayment penalty thereafter. Mandatory prepayments under both facilities include 50% of excess cash flow (as defined in the loan documentation) and 50% of all net cash proceeds from the issuance of additional equity interests by us. In addition, the term loan of the first lien facility is subject to quarterly amortization of principal with 1.00% of the initial aggregate advances under such loan to be payable in each of the first six years and the remainder of the initial aggregate advance to be payable in a balloon payment at maturity.

The first and second lien credit facilities can be accelerated upon the occurrence of certain events, including:

•	nonpayment of debt including interest and fees;

•	failure to perform or observe covenants, cross defaults to other indebtedness exceeding $5.0 million;

•	bankruptcy and insolvency; and

•	certain other events.

The first lien credit facility requires that the Company:

•	maintain a ratio of consolidated EBITDA to consolidated cash interest charges of at least 1.75 to 1 increasing over the term of the facility to 3.00 to 1;

•

a leverage ratio for all Company’s debt which restricts the Company from allowing its total debt to be greater than 6.25 times its consolidated EBITDA, stepping down to 2.25 to 1 over the term of the facility; and

•

a leverage ratio which restricts the Company from allowing its consolidated first lien credit facility indebtedness to be greater than 4.5 times its consolidated indebtedness, stepping down to 1.25 to 1 over the facility term.

The second lien credit facility contains one financial covenant consisting of a leverage ratio for all debt which restricts the Company from allowing its total debt to be greater than 6.75 times its consolidated EBITDA, stepping down to 2.75 to 1 over the term of the facility. The Company was in compliance with all of its debt covenants at June 30, 2007.

Long term debt as of June 30, 2007 is as follows:

First lien term loan	$119,700,000
Second lien term loan	40,000,000

Total Debt:	159,700,000
Less: Current maturities	1,200,000

Total long term debt	$158,500,000

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2007, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. In addition to the preferred stock mentioned in note 15 to the financial statements, the Company had the following commitments and contractual obligations:

•

A lease agreement for the lease of a new corporate office facility located in Paramus, NJ. The lease has an approximate five year life with the option to extend the lease for two additional five year terms. The annual rental expense is approximately $300,000 for the first five years.

•

Three lease agreements for the lease of a new corporate office facility located in Niwot, Colorado. The leases have an approximate five year life with the option to extend each lease for 36 months. The annual rental expense is approximately $120,000 for the first five years.

•

Forward purchase commitments for a portion of the Company’s projected requirement for peanuts and for palm, soy and canola oil. These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price. Based on the most recent prices the Company realized, these commitments would total approximately $16.3 million as of June 30, 2007. The commitments are expected to be liquidated by March 30, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

GFA is exposed to financial market risks due primarily to changes in interest rates, which we manage primarily by managing the maturities of its financial instruments. GFA does not use derivatives to alter the interest characteristics of its financial instruments.

GFA purchases significant amounts of soy, palm and canola oil products to support the needs of its brands. The price and availability of these commodities directly impacts the results of operations and can be expected to impact the future results of operations. GFA does not engage in any hedging activities since it enters into agreements that qualify as normal purchases and sales in the normal course of business.

We are exposed to market risk from changes in interest rates charged on our debt. The impact on earnings is subject to change as a result of movements in market rates. A hypothetical increase in interest rates of 100 basis points would result in potential reduction of future pre-tax earnings of approximately $0.1 million per year for every $10.0 million outstanding under our first lien credit facility and approximately $0.1 million per year under our second lien credit facility. Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business and other factors.

Item 4.	Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of June 30, 2007, our Chief Executive Officer and Principal Financial and Accounting Officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. During the fiscal quarter ended June 30, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

In July 2005, GFA commenced an action in the United States District Court for the District of New Jersey, alleging infringement of three United States patents for which GFA is the exclusive licensee as well as breach of contract.

GFA originally named the C.F. Sauer Co., which we refer to as Sauer, as the defendant, and by way of an amended complaint filed in October 2005, added as party defendants two wholly-owned subsidiaries of Sauer, Dean Foods Company and CFS Foods, Inc. We allege that defendants manufacture, market and sell one or more margarine products, including a product marketed under the name “NATURAL MARGARINE,” that infringes our patents.

By motions filed in September 2005, Sauer sought to (i) dismiss the complaint, or, alternatively (ii) stay the action, pending Sauer’s request to the United States Patent and Trademark Office to reexamine patents in dispute. The United States Patent and Trademark Office granted Sauer’s request for reexamination of the patents in dispute. The U.S. District Court denied both of Sauer’s motions and ordered the parties to proceed with discovery. On November 15, 2006, the parties signed a negotiated settlement resolving all claims.

The licensed patents have emerged from the reexamination with all claims upheld, and we have received certificates of reexamination.

On February 7, 2007, GFA was sued in the Superior Court of New Jersey, Bergen County, by Victor Ayoub. Mr. Ayoub claimed that GFA misappropriated his recipe for peanut butter and is now selling peanut butter under the Smart Balance® Omega mark using his recipe. On March 13, 2007, GFA answered the complaint by denying all claims. On June 19, 2007, the action was dismissed without prejudice and without costs.

Earlier this year, three parties filed Oppositions to European Patent No. 820,307. We believe that these claims are without merit and that neither this proceeding, nor its outcome, will have any material adverse effect on our business.

On April 4, 2007 Kellogg North America Company filed a Notice of Opposition before the Trademark Trial and Appeal Board opposing our registration application for the “Smart Balance Omega” mark for use with cereal, cereal based snack foods, oatmeal and processed oats. On July 10, 2007, we filed an Answer to the Notice of Opposition. At this time, we do not believe that this administrative proceeding, nor its outcome, will have any material adverse effect on our business.

Other than above, we are not a party to any legal proceeding that we believe would have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. Other than as set forth below, there have been no material changes to the risk factors previously reported under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The section entitled “Risks Relating to Our Acquisition of GFA,” located on page 3 of our Form 8-K filed with the SEC on May 25, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Information relating to our private placement transaction completed on May 21, 2007 was previously reported in our Form 8-K filed with the SEC on May 25, 2007.

Item 3.	Defaults Upon Senior Securities.

Dividends on the Series A convertible preferred stock are cumulative and compound from May 21, 2007 at the annual rate of 8% (multiplied by the $9.00 per share purchase price) and will be payable quarterly when and as declared by our board of directors. However, under the terms of our secured debt financing, we are prohibited from paying cash dividends. On June 30, 2007, $1,244,603 of dividends had accrued on our cumulative Series A convertible preferred stock. As of August 1, 2007, the total accrued dividends on our Series A convertible preferred stock was $2,185,644.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 17, 2007, the Company held a special meeting of its stockholders. The special meeting was held for in order to vote on the following matters:

Proposal 1: to approve a merger pursuant to an Agreement and Plan of Merger with GFA, which provided for a wholly-owned subsidiary of Boulder to merge with and into GFA, with GFA becoming a wholly-owned subsidiary of Boulder. The votes on this proposal were cast as follows:

For:	11,439,110
Against, with no exercise of conversion rights:	0
Against, with exercise of conversion rights:	0
Abstain:	500
Broker Non-Votes:	0

Proposal 2: to approve the issuance, pursuant to a securities purchase agreement with investors in a private placement, of (i) our common stock, (ii) Series A convertible preferred stock and (iii) investor warrants exercisable for our common stock upon any redemption of the related shares of Series A convertible preferred stock, in order to raise a portion of the funds required to complete the GFA merger. The votes on this proposal were cast as follows:

For:	14,588,742
Against:	0
Abstain:	1,200
Broker Non-Votes:	0

Proposal 3: to approve an amendment and restatement of our certificate of incorporation to: (i) increase the total number of shares of authorized stock from 76 million, of which 1 million are preferred shares, to 300 million, of which 50 million are preferred shares; (ii) to designate 15,388,889 shares of preferred stock as Series A convertible preferred stock; (iii) to change our name from “Boulder Specialty Brands, Inc.” to “Smart Balance, Inc.;” and (iv) to make other changes that the investors in the private placement and our lenders in the secured debt financing have required. The votes on this proposal were cast as follows:

For:	14,585,942
Against:	3,000
Abstain:	1,000
Broker Non-Votes:	0

Proposal 4: to approve the adoption of a stock plan, reserving 9,650,000 shares of common stock for issuance to our officers, directors, employees and consultants. The votes on this proposal were cast as follows:

For:	14,580,842
Against:	8,100
Abstain:	1,000
Broker Non-Votes:	0

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

See Exhibit Index located elsewhere in this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant’s principal financial officer, thereunto duly authorized.

August 9, 2007	SMART BALANCE, INC. (Registrant)

/s/ Robert S. Gluck
Robert S. Gluck
Vice Chairman and Chief Financial Officer
(Authorized officer of Registrant)

/s/ John F. Konzelmann
John F. Konzelmann
Vice President, Controller
(Authorized officer of Registrant and principal accounting officer)

Exhibit Index:

3.2*	By-laws

4.1**	Restated Certificate of Incorporation of Smart Balance, Inc.

10.40**	First Lien Credit Agreement dated as of May 21, 2007 among BSB Acquisition Co., Inc., as borrower, Boulder Specialty Brands, Inc., as holdings, Bank of America, N.A., as administrative agent, Swing Line Lender and L/C Issuer, and the other lender parties thereto and Bank of America Securities LLC, as sole lead arranger and book manager.

10.41**	Second Lien Credit Agreement dated as of May 21, 2007 among BSB Acquisition Co., Inc., as borrower, Boulder Specialty Brands, Inc., as holdings, Bank of America, N.A., as administrative agent, and the other lender parties thereto and Bank of America Securities LLC, as sole lead arranger and book manager.

10.44***	Processing and Packaging Agreement dated as of January 7, 2003, by and between GFA Brands, Inc. and Creative Foods LLC

10.45***	License Agreement dated as of June 18, 1996, by and between Brandeis University and GFA Brands, Inc.

10.46***	Manufacturing Agreement for Margarine and Spreads dated March 2, 2007 by and between GFA Brands, Inc. and Ventura Foods, LLC.

10.47**	Form of Stock Option Award Agreement

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to an exhibit of the same number in Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-126364).
**	Incorporated by reference to an exhibit of the same number in our Form 8-K filed with the SEC on May 25, 2007.
***	Incorporated by reference to an exhibit of the same number in our Form 8-K filed with the SEC on May 25, 2007. Portions of this exhibit have been omitted and separately filed with the SEC pursuant to a request for confidential treatment. The request for confidential treatment was approved and granted by the SEC on July 25, 2007.