Form 10-Q
period 2007-09-30
SMART BALANCE, INC.
filed 2007-11-09
CIK 1331301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2007

Commission File Number 001-33595

Smart Balance, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2949397
(State of or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

115 West Century Road, Suite 260, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip code)

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

As of November 1, 2007, the registrant had 30,361,238 shares of common stock outstanding.

SMART BALANCE, INC.

i

Part I. Financial Information

Item 1.	Financial Statements

SMART BALANCE, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,043,487	$569,142
Investments held in trust – restricted	—	101,073,611
Accounts receivable, net of allowance of $271,621	9,899,997	—
Accounts receivable - other	555,451	141,260
Inventories	6,867,623	—
Prepaid expenses and other assets	13,648,827	354,077
Deferred tax asset	276,025	555,283

Total current assets	32,291,410	102,693,373
Property and equipment, net	620,214	—
Other assets:
Goodwill	384,509,382	—
Other intangibles, net	159,518,174	—
Deferred costs	4,821,045	3,589,990
Other assets	74,975	800

Total other assets	548,923,576	3,590,790

Total assets	$581,835,200	$106,284,163

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	15,312,841	$4,798,884
Current maturities - long term debt	1,200,000	—
Advances from stockholders	—	206,276
Deferred underwriting fees	—	3,573,035
Derivative liability	82,817,851	32,284,925

Total current liabilities	99,330,692	40,863,120

Deferred interest income	—	432,623
Long term debt	158,200,000	—
Deferred tax liability	71,227,593	—

Total liabilities	328,758,285	41,295,743

Commitment and contingencies:
Common stock, subject to possible conversion, 2,550,892 shares at conversion value	—	19,661,116
Series A convertible preferred stock, liquidation preference, $142,539,496, 15,388,889 shares	138,498,462
Stockholders’ equity
Series A Preferred stock, $.0001 par value, 50,000,000 shares authorized; 15,388,889 issued and outstanding	1,539	—
Common stock, $.0001 par value, 250,000,000 shares authorized; 30,361,238 issued and outstanding (including 2,550,892 shares subject to conversion at December 31, 2006)	3,036	1,595
Additional paid in capital	178,111,592	59,741,972
Retained deficit	(63,537,714)	(14,416,263)

Total stockholders’ equity	114,578,453	45,327,304

Total liabilities and stockholders’ equity	$581,835,200	$106,284,163

See accompanying notes to the condensed consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Net sales	$41,625,392	$—	$60,372,654	$—
Cost of goods sold	21,575,694	—	31,482,785	—

Gross profit	20,049,698	—	28,889,869	—
Operating expenses:
Selling, general and administrative	14,719,877	—	22,953,210	—
Formation and operating costs	—	367,225	—	1,097,559

Total operating expenses	14,719,877	367,225	22,953,210	1,097,559

Operating income (loss)	5,329,821	(367,225)	5,936,659	(1,097,559)
Other income (expense):
Interest income	20,143	1,112,353	2,305,710	3,121,257
Interest expense	(3,922,834)	—	(6,022,416)	—
Loss on derivative liability	(29,646,232)	(6,252,812)	(50,532,926)	(4,036,906)
Other income, net	15,982	—	140,373	—

Total other income (expense)	(33,532,941)	(5,140,459)	(54,109,259)	(915,649)

Loss before income taxes	(28,203,120)	(5,507,684)	(48,172,600)	(2,013,208)
Provision for income taxes	407,129	278,414	948,851	710,529

Net loss	$(28,610,249)	$(5,786,098)	$(49,121,451)	$(2,723,737)

Less: Unpaid dividends on cumulative preferred stock	$2,817,868	—	$4,062,467	—

Net loss available for common shares	$(31,428,117)	$(5,786,098)	$(53,183,918)	$(2,723,737)

Net loss per share - basic and diluted	$(1.09)	$(0.40)	$(2.49)	$(0.19)

Weighted average shares outstanding - basic and diluted	28,766,133	14,355,945	21,376,293	14,355,945

See accompanying notes to the condensed consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended Sept. 30, 2007	Nine months ended Sept. 30, 2006
Cash flows from operating activities
Net (loss)	$(49,121,451)	$(2,723,737)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	1,653,807	—
Deferred income taxes	616,926	(295,080)
Accrued interest receivable in trust	—	(13,214)
Stock based compensation	4,777,450	—
Increase in derivative liabilities	50,532,926	4,036,906
Deferred interest income	(432,623)	276,104
Changes in assets and liabilities:
Accounts receivable	1,213,126	—
Inventories	(2,082,500)	—
Prepaid expenses and other current assets	(3,786,588)	263,612
Accounts payable and accrued expenses	(5,193,738)	26,174

Net cash (used in) provided by operating activities	(1,822,665)	1,570,765

Cash flows from investing activities
Purchase of GFA	(486,251,453)	—
Purchase of property and equipment	(515,833)	—
Proceeds from maturity of treasury bills - held in trust	—	397,777,523
Purchase of treasury bills - held in trust	—	(399,357,144)
(Increase) decrease in cash held in trust	—	141

Net cash (used in) investing activities	(486,767,286)	(1,579,480)

Cash flows from financing activities
Proceeds from issuance of long term debt	160,000,000	—
Repayment of debt	(600,000)	—
Proceeds from issuance of common stock	107,500,000	—
Proceeds from issuance of preferred stock	138,500,001	—
Payments for costs of equity issuance	(12,667,046)	(17,550)
Payment for costs in acquiring long term debt facility	(4,535,994)	—
Proceeds from (repayment of) advances from stockholders	(206,276)	81,140
Payments for offering costs	—	(385,079)

Net cash provided by (used in) financing activities	387,990,685	(321,489)

Net (decrease) in cash for the period	(100,599,266)	(330,204)
Cash - Beginning of period	101,642,753	1,548,609

Cash - End of period	$1,043,487	$1,218,405

Supplemental disclosure of cash flow information:
Accrual of deferred acquisition costs	$—	$2,483,054

Cash paid during the year for:
Income taxes	$3,809,606	$—

Interest	$5,707,512	$—

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

Immediately following the merger, Boulder changed its name to Smart Balance, Inc. All references to Smart Balance, Inc. (or the “Company”) herein should be considered to include the predecessor company Boulder.

The accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Smart Balance, Inc. included in the Company’s 2006 Annual Report on Form 10-K and 10-K/A. The reported results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. Certain amounts have been reclassified to conform with current presentations.

Basis of Presentation:

The condensed consolidated financial statements included herein reflect the acquisition of GFA on May 21, 2007, with results of operations included from that date and the estimated fair value of the net assets of GFA included on May 21, 2007 (see note 2: Merger with GFA). Prior to May 21, 2007, the Company was a blank check company with no operating activities, whose sole purpose was to serve as a vehicle for an acquisition in the consumer foods or beverage industry. The Company was capitalized through an initial public offering on December 21, 2005, which raised approximately $96 million. Of this amount, approximately 96% was placed in a trust account until an acquisition was completed or until the Company was liquidated, as required by its charter.

2.	Merger with GFA

On May 21, 2007, the Company, as part of the merger agreement, acquired 100% of the stock of GFA Holdings, Inc., the parent company of GFA Brands, Inc. GFA Brands, Inc. sells and markets consumer foods products primarily under the Smart Balance® brand name. Concurrent with this acquisition, the Company changed its name to Smart Balance, Inc. The cost of the acquisition was approximately $491 million.

Under the GFA merger agreement, stockholders of GFA Holdings were paid an aggregate of $491 million in cash which included the assumption of post-closing bonus payments, net of tax benefits. The acquisition cost was paid with: (i) $101 million of cash held in a trust account established in connection with the Company’s initial public offering; (ii) the net proceeds of a private placement (see note 16: Stockholders’ Equity) of $246 million ($107.5 million for common stock and $138.5 million for the Series A convertible preferred stock together with the investor warrants); and (iii) proceeds from a secured debt financing (see note 8: Long-Term Debt) of $160 million.

The purchase price consists of the following:

Cash purchase price (excluding bonus assumption)	$466,802,920
Acquisition costs	9,623,306

Total purchase price	$476,426,226

The Company’s purchase price allocation, subject to final adjustment, for the net assets acquired is as follows:

Cash	$16,675,065
Accounts receivable	11,362,729
Inventories	4,785,123
Prepaid assets	9,431,609
Other assets	148,599
Intangible assets	161,000,000
Goodwill	384,509,382

Total assets	587,912,507

Accounts payable, accrued expenses and other liabilities	40,338,932
Deferred taxes and other	71,147,349

Total liabilities assumed	111,486,281

Net assets acquired	$476,426,226

During the quarter ending September 30, 2007, the Company completed its initial assessment of the differences between the book basis and tax basis of intangible assets acquired as part of the GFA merger. Based on that assessment, the Company increased deferred tax liabilities by approximately $64 million with a corresponding increase in goodwill.

Selected Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company for the three months and nine months ended September 30, 2007 and 2006, as though the GFA merger had occurred as of the beginning of each applicable fiscal year. Net sales reflect the reclassification of certain trade and consumer promotion expenditures that had previously been classified as selling, general and administrative expenses. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of the period presented, or that may result in the future.

	Three Months Ended September 30, 2007 Pro forma	Three Months Ended September 30, 2006 Pro forma	Nine Months Ended September 30, 2007 Pro forma	Nine Months Ended September 30, 2006 Pro forma
Net sales	$41,625,392	$31,312,591	$124,896,380	$97,286,390
Operating income	5,329,821	6,206,428	17,720,632	13,682,346
Net (loss)	(29,127,644)	(5,026,850)	(48,719,668)	(4,138,010)
Less: Unpaid dividends on cumulative preferred stock	(2,770,000)	(2,770,000)	(8,310,000)	(8,310,000)

Net (loss) available for EPS	(31,897,644)	(7,796,850)	(57,029,668)	(12,448,010)
(Loss) per share	$(1.11)	$(0.27)	$(1.98)	$(0.43)

Weighted average shares outstanding	28,766,133	28,766,133	28,766,133	28,766,133

3.	Summary of significant accounting policies

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts receivable

Accounts receivable are carried at original invoice amount less allowances for cash discounts and doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The Company does not charge interest on past due receivables.

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

Deferred costs

Costs related to the acquisition of GFA were deferred through the date of acquisition. These costs included, principally, accounting fees, legal fees and other fees, which were allocated to the purchase price; private placement fees and deferred offering costs. Deferred offering costs related to the private placement were recorded as a reduction of equity upon the completion of the merger transaction. Deferred loan costs associated with the secured debt financing are being amortized over the life of debt.

Revenue Recognition

Revenue is recognized when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the receipt of product by the customer. The earnings process is complete once the customer order has been placed and approved and the product shipped has been received by the customer. Product is sold to customers on credit terms established on an individual basis. The credit factors used include historical performance, current economic conditions and the nature and volume of the product. The Company offers its customers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and co-op advertising; such amounts are estimated and recorded as a reduction in revenue. The Company sells their products to customers without the right of return and is not obligated to accept any returns.

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

Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of Statement of Financial Accounting Standard No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the 12,760,840 warrants issued in the initial public offering to purchase common stock are separately accounted for as liabilities and the 1,000,000 warrants issued to initial shareholders to purchase common stock are accounted for as equity.

SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, paragraph 11 (a) of SFAS No. 133 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position from being treated as derivative instruments. While the warrants to purchase the additional 12,760,840 shares are indexed to the Company’s common stock, the fact that the shares underlying the warrants require that they are settled in registered shares requires the Company to classify these instruments as a liability in accordance with EITF 00-19 paragraph 14. This derivative liability is adjusted to fair value, and any changes are recorded as non-operating gains or losses.

The warrants sold as part of the units in the Company’s initial public offering began trading separately from the units in January 2006 and are listed on the NASDAQ Global Market effective August 1, 2007. Consequently, the fair value of these warrants is estimated as the market price of a warrant at each period end. To the extent that the market price increases or decreases, the Company’s derivative liabilities also increase or decrease, with a corresponding effect on the Company’s consolidated statement of operations. The fair value at September 30, 2007 was calculated to be $82,817,851 or approximately $6.49 per warrant. This compares to a valuation of $32,284,925, or approximately $2.53 per warrant, when valued at December 31, 2006. The net change in the valuation from December 31, 2006 through September 30, 2007 of $50,532,926 was recorded as a non-operating loss for the nine months ended September 30, 2007.

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

Series A Convertible Preferred Stock:

In connection with the acquisition of GFA, the Company entered into a private placement transaction for common stock and Series A convertible preferred stock together with investor warrants, pursuant to a Securities Purchase Agreement dated September 25, 2006, as amended by letter agreement, dated February 15, 2007. The Agreement included 14,410,188 of shares of common stock and 15,388,889 of Series A convertible preferred stock along with an equal number of investor warrants (the “Series A Warrants”). The Series A Warrants were determined to have a de minimis value as the Company believes the probability very low that the warrants will ever be exercisable. The net proceeds of approximately $246 million received by the Company were used to fund a portion of the acquisition costs of GFA.

Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), requires freestanding contracts that are settled in a company’s own stock, including conversion rights issued with preferred stock to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the Company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the Company has made a determination that the conversion feature and the anti-dilution rights were not derivatives and therefore no fair value measurement was required.

Loss per Share of Common Stock

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average shares of common stock outstanding for the period. No effect has been given to 1,595,105 common shares that had been placed in escrow and could not be released from escrow until the last sales price of the Company’s common stock thereafter equals or exceeds $11.50 per share for any 20 trading days within any 30 day trading period. On October 11, 2007, 1,595,105 shares of the Company’s common stock in escrow met the required performance conditions and were released from escrow. See footnote 17, Subsequent Events, for additional information relating to the release of the 1,595,105 shares. Such shares are considered contingently issuable shares under Statement of Financial Accounting Standards (“SFAS”) No. 128 and are not considered outstanding for purposes of computing loss per share of common stock. In addition, no effect has been given to potential issuances of common stock from warrants or the Series A Convertible Preferred stock in the diluted computation as their effect would not be dilutive due to net losses. Accumulated but unpaid dividends on Series A convertible preferred stock are deducted from net income or added to net loss.

Derivative Instrument

The Company recognizes derivatives as either assets or liabilities and measures those instruments at fair value. The accounting for changes in fair value is included in earnings when the hedged exposure affects earnings. The Company uses interest rate swaps to cover exposure to changes in interest rates, no interest rate swaps were outstanding as of September 30, 2007.

Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2007, no valuation allowances were recorded. For the three and nine months ended September 30, 2007 and 2006, the effective tax rate was higher than the statutory tax rate primarily due to the effect of the change in derivative liabilities since such losses are not deductible for income tax purposes.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides for an election to expand the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted by the Company in the first quarter of fiscal year 2008. The Company is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS No. 159 will have on its results of operations and financial condition.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). The FSP specifies the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be recognized and measured separately in accordance with FASB SFAS No. 5, “Accounting for Contingencies” and related literature. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration. The FSP applies immediately to registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. Whereas, for registration payment arrangements and the financial instruments subject to those arrangements entered into prior to its issuance, the FSP applies to the Company’s financial statements for the fiscal year beginning in 2007. The Company adopted the provisions of FSP EITF 00-19-2 beginning in January 2007 with no impact on our Consolidated Financial Statements.

4.	Property and equipment

Property and equipment consist of the following at September 30, 2007:

Machinery and equipment	$105,733
Furniture and fixtures	472,805
Leasehold improvements	47,485

Gross assets	626,023
Less: Accumulated depreciation	(5,809)

Property and equipment, net	$620,214

5.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2007	December 31, 2006
Accounts payable	$11,703,523	$—
Accrued expenses	1,969,006	—
Coupons payable	1,084,588	—
Accrued bonus	524,830	—
Deferred acquisition costs payable	—	3,163,628
Principal payments on financed insurance premiums	30,894	331,239
Income taxes payable	—	343,423
Delaware franchise tax payable	—	70,462
Rating agency fees payable	—	234,100
Other	—	656,032

Total	$15,312,841	$4,798,884

6.	Major customer

The Company has one major customer that accounted for approximately 17.7% of sales for the three months ended September 30, 2007 and 17.3% of sales for the nine months ended September 30, 2007. The aggregate accounts receivable from this customer amounted to approximately $1,275,000 of the total accounts receivable at September 30, 2007.

7.	Intangible assets

The following is a summary of intangible assets acquired and goodwill as of September 30, 2007:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patent technology	$40,000,000	$1,457,534	$38,542,466
Supply relationship	1,000,000	24,292	975,708
Trademarks	120,000,000	—	120,000,000
Goodwill	384,509,382	—	384,509,382

	$545,509,382	$1,481,826	$544,027,556

8.	Long term debt

In conjunction with the GFA merger, on May 21, 2007, the Company entered into a loan arrangement with Banc of America Securities LLC and Bank of America, N.A. for $180 million in secured debt financing consisting of: (1) a $140 million first lien facility comprised of a $120 million term loan and a $20 million revolver and (2) a second lien facility comprised of a $40 million term loan. The first lien facility is secured by a first lien on all of the Company’s assets and the second lien facility is secured by a second lien on all of the Company’s assets. On September 28, 2007, the Company made a $300,000 principal payment on its first lien term loan. Through September 30, 2007, the Company has paid $600,000 in principal on its first lien term loan.

The term loan of the first lien facility will mature on May 21, 2014 and the revolving loan under the first lien facility will mature on May 21, 2013. The term loan of the second lien facility will mature on November 18, 2014.

At the option of the Company, the interest rate on the first lien facility is LIBOR plus 3.25% per annum or the higher of (i) the Bank of America prime rate or (ii) the federal funds rate plus 0.50%, in either case plus an applicable margin of 2.25% per annum. This applicable margin is in effect for the first six months following May 21, 2007. Thereafter, the applicable margin will be determined in accordance with a pricing grid based on the Company’s leverage ratio. The Company opted to elect conversion of the first lien facility to an interest rate based on LIBOR plus an applicable margin of 3.25% per annum beginning July 1, 2007, which resulted in an interest rate of 8.61% at September 30, 2007. At the Company’s option, the interest rate on the second lien facility is LIBOR plus an applicable margin of 6.00% per annum or the higher of (i) the Bank of America prime rate or (ii) the federal funds rate plus 0.50%, in either case plus a margin of 5.00% per annum. The Company opted to elect conversion of a second lien facility to an interest rate based on LIBOR plus an applicable margin of 6.00% per annum, beginning July 1, 2007, which resulted in an interest rate at September 30, 2007 of 11.36%.

There is no prepayment penalty for optional prepayments of the first lien facility and the following penalties for optional prepayments on the second lien facility: 2.00% premium if prepaid the first year; 1.00% premium if prepaid the second year; and no prepayment penalty thereafter. Mandatory prepayments under the first lien facility include 50% of excess cash flow (as defined in the loan documentation) and 50% of all net cash proceeds from the issuance of additional equity interests by us. After the first lien facility is re-paid in full, the second lien facility requires mandatory prepayments, which include 50% of excess cash flow (as defined in the loan documentation) and 50% of all net cash proceeds from the issuance of additional equity interests by us. In addition, the term loan of the first lien facility is subject to quarterly amortization of principal with 1.00% of the initial aggregate advances under such loan to be payable in each of the first six years and the remainder of the initial aggregate advance to be payable in a balloon payment at maturity.

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

•	a leverage ratio which restricts the Company from allowing its first lien debt to be greater than 4.5 times its consolidated EBITDA, stepping down to 1.25 to 1 over the term of the facility.

The second lien credit facility contains one financial covenant consisting of a leverage ratio for all debt which restricts the Company from allowing its total debt to be greater than 6.75 times its consolidated EBITDA, stepping down to 2.75 to 1 over the term of the facility. The Company was in compliance with all of its debt covenants at September 30, 2007.

Under the terms of both credit facilities, the Company is precluded from reacquiring its own shares.

Long term debt as of September 30, 2007 is as follows:

First lien term loan	$119,400,000
Second lien term loan	40,000,000

Total Debt:	159,400,000
Less: Current maturities	1,200,000

Total long term debt	$158,200,000

9.	Stock-based compensation

On October 19, 2006, the compensation committee of the board of directors unanimously approved a stock plan and directed it be submitted to the stockholders for approval. During a special meeting of stockholders on May 17, 2007, the stock plan was approved, pursuant to which the Company reserved up to 9,650,000 shares of common stock for issuance to its officers, directors, employees and consultants. During the second and third quarters of 2007, the Company granted options to purchase 8,512,500 shares of stock.

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

Pre-tax stock-based compensation expense included in reported net income is as follows:

	Three months ended September 30, 2007	Nine months ended September 30, 2007
Service period-based	$1,956,728	$2,509,552
Market price-based $16.75	1,001,312	1,302,715
Market price-based $20.25	742,132	965,184

Total	$3,700,172	$4,777,451

For the traditional service-based stock options, the Company estimated the fair value, as of the date of grant, using a lattice option pricing model with the following assumptions: expected life 10 years, no dividends and volatility of 35.9%. The cost of the service-based stock option is being amortized over a four year vesting period. No forfeitures were assumed for any of the options. In the case of the market-condition-based stock options, the Company used the Monte Carlo valuation model and the same assumptions noted above. The Company recognizes compensation expense for the market-condition based options over the vesting period, which has been determined to be 2.76 years and 3.68 years for the $16.75 and $20.25 awards, respectively.

10.	Liquidity and capital resources

The Company’s current cash position is $1,043,487. The Company currently has outstanding payables, accrued expenses and liabilities other than derivative liabilities of $15,312,841. The Company’s short term liabilities, other than derivative liabilities exceed our available cash position by $14,269,354. As noted in the long-term debt note (footnote 8), the Company has a revolving credit facility of $20 million, which it can use to augment cash requirements.

11.	Notes payable to stockholders and related party transactions

On February 15, 2007, Stephen B. Hughes, our founder and chief executive officer, agreed to lend the Company up to $500,000 to cover operating expenses, to be drawn as needed by the Company. The loan had interest at a rate equal to the lowest applicable federal short term rate in effect pursuant to Section 1274(d) of the Internal Revenue Code of 1986, as amended, as the same may be adjusted from time to time. The total amount owed on the loan and accrued interest of $4,000 were repaid in full on June 19, 2007.

In June 2007, amounts owed to three Initial Stockholders for advances to the Company to cover expenditures for approximately $256,000 were repaid, without interest.

The Company previously paid approximately $10,000 a month for office space and general and administrative services to affiliates of two of the Initial Stockholders. This arrangement terminated on May 21, 2007.

Certain stockholders, five of whom are directors and one senior advisor, purchased an aggregate of 1,000,000 warrants concurrently with the closing of the Company’s initial public offering at a price of $1.70 per warrant from the Company.

12.	Interest rate derivatives

In conjunction with the fixed-rate debt arrangements noted above, the Company entered into notional $80,000,000 of interest rate swaps on August 16, 2007 which it designated as fair value hedges of the fixed-rate debt. Under these swaps, the Company receives the difference between its fixed-rate interest payments and floating-rate payments based on LIBOR. The effect of this is to convert floating-rate interest expense based on LIBOR into fixed-rate interest expense. The arrangements settle on the last day of each calendar quarter. For the quarter ended September 30, 2007, the Company paid 5.05% and received 5.36% with the benefit reducing interest expense by $26,866.

13.	License

A substantial portion of the Company’s business is dependent on its exclusive license of certain technology from Brandeis University. This license agreement, dated June 1996, imposes certain obligations upon the Company, such as diligently pursuing the development of commercial products under the licensed technology. The agreement for each country expires at the end of the term of each patent in such country and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that the Company has failed to meet its obligations under the license agreement, Brandeis could seek to limit or terminate the Company’s license rights. Royalties earned by Brandeis for the quarterly period ended September 30, 2007 were $188,325.

14.	Income taxes

The Company’s effective tax rate for the year is dependent on many factors including the Company’s ability to use various tax credits, the impact of enacted tax laws in jurisdictions in which the Company operates and the amount of taxable income it earns. Based on the above factors the Company’s effective tax rate for the year is expected to be 40% excluding the impact of the losses related to derivative liabilities, which is not deductible for tax purposes. The deferred tax liability of $71,227,593 represents primarily the difference between the tax and accounting basis of intangible assets acquired in the GFA merger (see footnote 2).

15.	Commitment and contingencies

In June 2007, GFA entered into a lease agreement for the lease of a new corporate office facility located in Paramus, NJ. The lease has an approximate five year life with the option to extend the lease for two additional five year terms. The annual rental expense is approximately $300,000 for the first five years.

In July, 2007, GFA entered into three lease agreements for the lease of a new corporate office facility located in Niwot, Colorado. The leases have an approximate five year life with the option to extend each lease for 36 months. The annual rental expense is approximately $120,000 for the first five years.

The Company uses interest rate swaps to cover exposure to changes in interest rates on its secured debt financing; no interest rate swaps were outstanding as of September 30, 2007.

The Company enters into forward purchase commitments for a portion of its projected requirement for peanuts and for palm, soy and canola oil. These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price. Based on the most recent prices the Company realized, these commitments would total approximately $19.7 million as of September 30, 2007. The commitments are expected to be liquidated by June 30, 2008. The Company has made a determination that these agreements qualify as normal purchases and sales in the normal course of business and, therefore, do not qualify as derivatives as defined under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

The Company is party to various legal proceedings arising in the ordinary course of business. Management believes that the resolution of these matters will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

16.	Stockholders’ equity

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

Dividends

Dividends on the Series A convertible preferred stock are cumulative and compound from May 21, 2007, which we sometimes refer to as the date of original issuance, at the annual rate of 8% (multiplied times the $9.00 per share purchase price). Beginning five years after the date of original issuance and at the end of each calendar quarter thereafter, the dividend rate will increase at the rate of 0.25% until the dividend rate equals 11%. Beginning seven years after the date of issuance:

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

Voting Rights

Holders of the Series A convertible preferred stock are entitled to vote on an as-converted basis together with the holders of common stock (without regard to any 4.99% to 9.99% limitation on conversion described above to which investors may elect to be subject), and not separately as a class except as required by law or by the restated certificate of incorporation. So long as the number of outstanding shares of Series A convertible preferred stock is at least 12.5% of the total number of shares of Series A convertible preferred stock issued at the closing of the private placement, without the consent of the holders of a majority of such shares then outstanding, we may not undertake various corporate actions, including the following:

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

Common Stock in Escrow

All of the shares of the Company’s common stock outstanding prior to the date of its initial public offering have been placed in escrow with an escrow agent. The shares of common stock are subject to release from escrow in two equal increments: (1) 1,595,105 shares on December 16, 2008; and (2) 1,595,105 shares when the last sale price of the Company’s common stock equals or exceeds $11.50 per share for any 20 trading days within any 30 trading day period. On October 11, 2007, 1,595,105 shares of the Company’s common stock in escrow met the performance conditions and were released from escrow. See footnote 17, Subsequent Events, for additional information relating to the release of the 1,595,105 shares.

Because the shares placed in escrow are to be released to the existing stockholders (all of whom are officers and/or directors or are a related party to an officer and director) upon meeting the conditions set forth above, the Company will be required to recognize a charge based on the fair value of the shares at the time the shares are released from the escrow. The amount of such charge could be equal to the number of shares times the market value at such date. Based on the $12.31 per share price of the common shares at the date the above conditions were met, a charge of $19,635,743 will be recorded in October 2007.

Common Stock-Public Warrants

On December 21, 2005, the Company consummated its initial public offering of 12,760,840 units. Each unit consists of one share of common stock and one redeemable common stock purchase warrant (“public warrants”). Each warrant entitles the holder to purchase from the Company one share of its common stock at an exercise price of $6.00. In addition, certain initial shareholders of the Company purchased 1,000,000 warrants (“founders warrants”) for $1.70 per warrant with an exercise price of $6.00 per share. Each redeemable common stock purchase warrant is redeemable by the Company when the common stock price equals or exceeds $11.50 per share for twenty out of thirty trading days ending on the third business day prior to the notice of redemption. On October 30, 2007, the Company called for redemption all of the outstanding public warrants effective at 5:00 p.m., Eastern Time, on December 3, 2007. For additional information relating to the redemption, see footnote 17, Subsequent Events.

17.	Subsequent Events

The last sales price of the Company’s common stock was at least $11.50 per share on each of 20 trading days within the 30 day trading period ending on October 25, 2007. On October 30, 2007, the Company called for redemption all of its outstanding public warrants to purchase common stock. Each public warrant entitles the holder to purchase one share of common stock of the Company at a price of $6.00 per public warrant share exercised. However, at 5:00 p.m. Eastern Time on Monday, December 3, 2007, and thereafter, holders of the public warrants will no longer be entitled to exercise their warrants for common stock and will have no rights, except to receive the redemption price of $.01 per public warrant (unless the holder has properly extended the time and date set for redemption in order to complete a filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended). There were 12,760,840 public warrants outstanding as of October 30, 2007 and, assuming that all of the public warrants are exercised, will result in the Company receiving proceeds from the exercise of the public warrants of approximately $76.6 million. Under the terms of the secured bank financing with Banc of America Securities LLC and Bank of America, N.A., the Company is required to use one-half of the proceeds of the public warrant redemption to pay off a portion of its first lien term loan. If all of the public warrants are exercised, the Company will have approximately 43.1 million shares of common stock issued and outstanding.

The redemption of the public warrants is required as a first step which will allow the Company to force the conversion of the Series A convertible preferred stock into common stock. The forced conversion of the Series A convertible preferred stock is also subject to the condition that the last sales price of the Company’s common stock be at least $11.50 per share for 20 out of 30 trading days. Although the Company is currently able to force conversion of the Series A preferred stock, no decision to do so has been made at this time. Assuming the Company forces conversion prior to May 21, 2010, the additional common shares that would be issued would be approximately 19.5 million shares, which would include approximately 4.1 million shares issued as dividends.

Separately, 1,595,105 of the shares of common stock held in escrow were released on October 11, 2007. The 1,595,105 shares were also subject to the condition that the last sales price of the Company’s common stock be at least $11.50 per share for 20 out of 30 trading days. Accordingly, these common shares were released from escrow on October 11, 2007. As noted above, the Company will record a charge to earnings in the fourth quarter of 2007 of $19,635,743.

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

Immediately following the merger, Boulder changed its name from Boulder to Smart Balance, Inc. (herein called the “Company”). The Company is headquartered in Paramus, New Jersey and is believed to be one of the largest, focused marketers of functional food products in the U.S. (under the trade names Smart Balance® and Earth Balance®).

As consideration for the merger, the Company paid GFA an aggregate of $491 million in cash (which included post-closing bonus payments net of tax benefits). The cash consideration for the merger was funded with cash held in the Company’s trust account established in connection with its initial public offering as well as the net proceeds of the private placement and the secured debt financing, both of which closed on May 21, 2007. None of Boulder’s stockholders who owned shares of the Company’s common stock issued in its initial public offering exercised their right to vote against the GFA merger at the special meeting and convert their shares into a pro rata portion of the trust account.

Prior to the merger, the Company was a blank check company with no operations, formed as a vehicle for an acquisition of an operating business in the consumer food and beverage industry whose net assets constituted at least 80% of our net assets. The following information is provided about us, our business and securities, reflecting the consummation of the GFA merger.

Company Overview

Smart Balance, Inc., through its wholly-owned subsidiary, GFA, is a growing marketer of functional food products in the U.S. (under the trade names Smart Balance® and Earth Balance®). Functional food is defined as a food or a food ingredient that has been shown to affect specific functions or systems in the body and may play an important role in disease prevention. GFA’s signature margarine products utilize a proprietary licensed, patented technology that is free of trans fats and enhances good-to-bad cholesterol ratios. Recently, GFA has expanded its product offering beyond margarine by utilizing its heart healthy positioning and brand leverage in other product categories including milk, cream cheese, a butter blend, peanut butter, popcorn, mayonnaise and cooking oils. GFA sells its products in mass merchandise, grocery, natural foods and convenience stores. In the natural food channel, GFA sells similar organic products under the trade name Earth Balance®. GFA continues to pursue new growth opportunities and has several products targeted for introduction in the near future. Additional products are being considered for future launches, particularly in the refrigerated foods/dairy segment.

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

GFA’s signature margarine and popcorn products, which currently account for a majority of GFA’s sales, utilize a proprietary licensed, patented technology that is free of trans fats and enhances good-to-bad cholesterol ratios. In 1996, Brandeis University licensed to GFA certain technology relating to the use of a balanced proportion of saturated and polyunsaturated fatty acids from one or more vegetable oil sources for incorporation in food products to increase HDL and HDL/LDL cholesterol ratio. GFA’s agreement with Brandeis provides GFA with an exclusive license to a number of patents. The agreement for each country expires at the end of the term of each patent in such country and contains no minimum commitments. In addition, GFA has proprietary trade secrets, technology, know-how processes, and other intellectual property rights that are not registered.

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

Results of Operations

The following discussion includes the operating results of GFA, the Company’s wholly owned subsidiary. Prior to the completion of the merger, we were a blank check company with no operations. Accordingly, the results of operations do not provide a meaningful comparison with the prior periods. Information for the three and nine months ended September 30, 2007 includes GFA beginning May 21, 2007. Information for the three and nine months ended September 30, 2006 relates solely to the Company as a shell company that had no operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

Results of Operations for Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Net Sales:

Net sales for the three months ended September 30, 2007 was $41.6 million, which represents sales after the acquisition of GFA on May 21, 2007.

Cost of Goods Sold:

The cost of goods sold in the three months ended September 30, 2007 was $21.6 million, resulting in a gross profit of $20.0 million, or 48.2% of net sales.

Selling, General and Administrative:

Total operating expenses for three months ended September 30, 2007 was $14.7 million compared to $0.4 million for the corresponding period in 2006. The operating expenses for the second quarter of 2006 included the operating costs of the Company in its development stage, while the expenses for the second quarter of 2007 included the selling, general and administrative expenses of the post-merger Company. In addition, the cost of stock-based compensation of $3.7 million, which was issued in conjunction with the GFA merger, was included as part of SG&A for the third quarter of 2007.

Operating Income (Loss):

The Company had an operating profit of $5.3 million for three months ended September 30, 2007 compared with an operating (loss) of $0.4 million in the corresponding period in 2006.

Other Income (Expense):

The Company incurred other expenses of $33.5 million in the three months ended September 30, 2007 compared to expense of $5.1 million in the corresponding period in 2006. Included in the third quarter results for 2007 is a $29.6 million loss from derivative liabilities compared to a loss in the corresponding period in 2006 of $6.3 million. In addition, the third quarter results for 2007 included net interest expense of $3.9 million compared with interest income of $1.1 million in the corresponding period in 2006. The increase in interest expense in the third quarter of 2007 is due to the borrowings for the acquisition of GFA whereas the Company had interest income from the investment of the IPO proceeds held in trust during the third quarter of 2006.

Income Taxes:

The provision for income taxes for the third quarter of 2007 was $0.4 million compared with $0.3 million in the third quarter in 2006. The provision is based on taxable income, which excludes the losses for derivatives, which are not deductible for tax purposes.

Net Income (Loss):

Net loss for the third quarter of 2007 was $28.6 million, or $1.09 per common share for both basic and diluted shares outstanding, compared to a loss of $5.8 million, or $0.40 per common share, in the corresponding period in 2006.

Results of Operations for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Net Sales:

Net sales for the nine months ended September 30, 2007 was $60.4 million, which represents sales after the acquisition of GFA on May 21, 2007.

Cost of Goods Sold:

The cost of goods sold in the nine months ended September 30, 2007 was $31.5 million, which resulted in a gross profit of $28.9 million, or 47.9% of net sales.

Selling, General and Administrative (SG&A):

Total operating expenses for the nine months ended September 30, 2007 was $23.0 million compared to $1.1 million for the corresponding period in 2006. The operating expenses for the first nine months of 2006 included the operating costs of the Company during its development stage, while the expenses for the first nine months of 2007 includes the selling, general and administrative expenses of the post-merger company as well as the cost of stock-based compensation of $4.3 million, which was issued in conjunction with the merger.

Operating Income (Loss):

The Company had an operating profit of $5.9 million for the nine months ended September 30, 2007 compared with operating (loss) of $1.1 million for the corresponding period in 2006.

Other Income (Expense):

The Company incurred other expenses of $54.1 million in the nine months ended September 30, 2007 compared to expenses of $.9 million in the corresponding period in 2006. Included in the results for the nine months ended September 30, 2007 was a $50.5 million loss from derivative liabilities compared to a loss of $4.0 million from derivatives in the corresponding period in 2006. In addition, the results for the first nine months of 2007 includes interest expense of $6.0 million and interest income of $2.3 million compared to $3.1 million of interest income during the corresponding period in 2006 from the investment of the IPO proceeds held in trust. The increase in interest expense in the first nine months of 2007 is due to the borrowings for the GFA merger.

Income Taxes:

The provision for income taxes for the nine months ended September 30, 2007 was $0.9 million compared with $.7 million in the corresponding period in 2006. The provision is based on taxable income, which excludes the gains or losses for derivatives, which are not deductible for tax purposes. The effective tax rate, excluding the gains or losses for changes in derivative liabilities, was approximately 40%.

Net Income (Loss):

Net loss for the nine months ended September 30, 2007 was $49.1 million, or a loss of $2.49 per common share for both basic and diluted shares outstanding, compared to net loss of $2.7 million, or $0.19 per common share, in the corresponding period in 2006.

Cash Flows

The following discussion includes the cash flows of GFA, the Company’s wholly-owned subsidiary, from May 21, 2007 through September 30, 2007. Prior to the completion of the merger, we were a blank check company with no operations. Accordingly, the cash flows do not provide a meaningful comparison with the prior periods.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Cash used in operating activities was $1.8 million for the nine months ended September 30, 2007 compared to cash provided by operating activities of $1.6 million in the corresponding period in 2006. In the nine months ended September 30, 2007, the Company had a loss of $49.1 million, which consisted of a non-cash charge for derivative losses of $50.5 million. Excluding the non-cash charge for derivative losses, a higher working capital accounted for most of the increase in the 2007. The higher working capital resulted from increased inventory levels, higher prepaid expenses due to increase in estimated tax payments, and capitalized commercial development costs. The lower accounts payable and accrued expenses related mostly to the payment of deferred acquisition costs. In the first nine months of 2006, the Company had net loss of $2.7 million, which was largely offset by the non-cash derivative gain of $4.0 million.

Cash used in investing activities totaled $486.8 million during the first nine months of 2007, which was primarily related to the acquisition of GFA on May 21, 2007. In the first nine months of 2006, the Company had the net use of $1.6 million, which resulted from the purchase of treasury bills in excess of the proceeds received.

Cash provided by financing activities was $388.0 million for the nine months ended September 30, 2007 compared to a use of $0.3 million for the nine months ended September 30, 2006. The first nine months of 2007 included the proceeds from the issuance of common and preferred stock of $107.5 million and $138.5 million, respectively, and the issuance of debt of $160.0 million, all of which was issued in conjunction with the GFA acquisition which was completed on May 21, 2007. In the first nine months of 2006, the payment of offering costs accounted for the use of cash.

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

We believe that cash flows generated from operations, existing cash and cash equivalents, and borrowing capacity under the revolving credit facility should be sufficient to finance capital requirements for GFA’s core business for the foreseeable future. As of September 30, 2007, $20 million was available for borrowing under our revolving credit facility. Developing and bringing to market other new brands and business opportunities may require additional outside funding, which may require the Company to seek out additional borrowing arrangements. The Company currently has no plans for making acquisitions.

Secured Debt Financing:

In conjunction with the GFA merger, on May 21, 2007, the Company entered into a loan arrangement with Banc of America Securities LLC and Bank of America, N.A. for $180 million in secured debt financing consisting of: (1) a $140 million first lien facility comprised of a $120 million term loan and a $20 million revolver and (2) a second lien facility comprised of a $40 million term loan. The first lien facility is secured by a first lien on all of the Company’s assets and the second lien facility is secured by a second lien on all of the Company’s assets. On September 28, 2007, the Company made a $300,000 principal payment on its first lien term loan. Through September 30, 2007, the Company has paid $600,000 in principal on its first lien term loan.

The term loan of the first lien facility will mature on May 21, 2014 and the revolving loan under the first lien facility will mature on May 21, 2013. The term loan of the second lien facility will mature on November 18, 2014.

At the option of the Company, the interest rate on the first lien facility is LIBOR plus 3.25% per annum or the higher of (i) the Bank of America prime rate or (ii) the federal funds rate plus 0.50%, in either case plus an applicable margin of 2.25% per annum. This applicable margin is in effect for the first six months following May 21, 2007. Thereafter, the applicable margin will be determined in accordance with a pricing grid based on the Company’s leverage ratio. The Company opted to elect conversion of the first lien facility to an interest rate based on LIBOR plus an applicable margin of 3.25% per annum beginning July 1, 2007, which resulted in an interest rate of 8.61% at September 30, 2007. At the Company’s option, the interest rate on the second lien facility is LIBOR plus an applicable margin of 6.00% per annum or the higher of (i) the Bank of America prime rate or (ii) the federal funds rate plus 0.50%, in either case plus a margin of 5.00% per annum. The Company opted to elect conversion of a second lien facility to an interest rate based on LIBOR plus an applicable margin of 6.00% per annum, beginning July 1, 2007, which resulted in an interest rate at September 30, 2007 of 11.36%.

There is no prepayment penalty for optional prepayments of the first lien facility and the following penalties for optional prepayments on the second lien facility: 2.00% premium if prepaid the first year; 1.00% premium if prepaid the second year; and no prepayment penalty thereafter. Mandatory prepayments under the first lien facility include 50% of excess cash flow (as defined in the loan documentation) and 50% of all net cash proceeds from the issuance of additional equity interests by us. After the first lien facility is re-paid in full, the second lien facility requires mandatory prepayments, which include 50% of excess cash flow (as defined in the loan documentation) and 50% of all net cash proceeds from the issuance of additional equity interests by us. In addition, the term loan of the first lien facility is subject to quarterly amortization of principal with 1.00% of the initial aggregate advances under such loan to be payable in each of the first six years and the remainder of the initial aggregate advance to be payable in a balloon payment at maturity.

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

•	a leverage ratio which restricts the Company from allowing its first lien net debt to be greater than 4.5 times its consolidated EBITDA, stepping down to 1.25 to 1 over the term of the facility.

The second lien credit facility contains one financial covenant consisting of a leverage ratio for all debt which restricts the Company from allowing its total debt to be greater than 6.75 times its consolidated EBITDA, stepping down to 2.75 to 1 over the term of the facility. The Company was in compliance with all of its debt covenants at September 30, 2007.

Long term debt as of September 30, 2007 is as follows:

First lien term loan	$119,400,000
Second lien term loan	40,000,000

Total Debt:	159,400,000
Less: Current maturities	1,200,000

Total long term debt	$158,200,000

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2007, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. In addition to the preferred stock mentioned in note 15 to the financial statements, the Company had the following commitments and contractual obligations:

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

•

Forward purchase commitments for a portion of the Company’s projected requirement for peanuts and for palm, soy and canola oil. These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price. Based on the most recent prices the Company realized, these commitments would total approximately $19.7 million as of September 30, 2007. The commitments are expected to be liquidated by June 30, 2008.

•	The Company uses interest rate swaps to cover exposure to changes in interest rates on its secured debt financing; no interest rate swaps were outstanding as of September 30, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The Company uses interest rate swaps to cover exposure to changes in interest rates on its secured debt financing; no interest rate swaps were outstanding as of September 30, 2007.

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

Conclusion regarding the effectiveness of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of September 30, 2007, our Chief Executive Officer and Principal Financial and Accounting Officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. During the fiscal quarter ended September 30, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 7, 2007 HP Hood LLC filed a lawsuit against the Company, GFA and Fitness Foods, Inc. (the plaintiff has indicated it will voluntarily dismiss Fitness Foods, Inc. from the lawsuit) in the U.S. District Court for the District of Massachusetts located in Boston challenging the right of the Company and GFA to use their Smart Balance trademark on milk products. Among other things, HP Hood LLC sought a preliminary injunction preventing the Company and GFA from using the word “smart” in connection with the sale of milk products. HP Hood LLC also sought unspecified damages. The Company and GFA filed an answer denying the principal allegations of the complaint. A trial date was set for October 29, 2007. On October 5, 2007, the parties entered into a Settlement Agreement which resulted in the above action being dismissed with prejudice with no admission of liability by either side.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 other than those risks set forth in the section entitled “Risks Relating to Our Acquisition of GFA,” located on page 3 of our Form 8-K filed with the SEC on May 25, 2007.

Item 3.	Defaults Upon Senior Securities.

Dividends on the Series A convertible preferred stock are cumulative and compound from May 21, 2007 at the annual rate of 8% (multiplied by the $9.00 per share purchase price) and will be payable quarterly when and as declared by our board of directors. However, under the terms of our secured debt financing, we are prohibited from paying cash dividends. On September 30, 2007, $4,062,467 of dividends had accrued on our cumulative Series A convertible preferred stock. As of November 8, 2007, the total accrued dividends on our Series A convertible preferred stock was $5,281,083.

Item 6.	Exhibits.

See Exhibit Index located elsewhere in this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant’s principal financial officer, thereunto duly authorized.

November 9, 2007	SMART BALANCE, INC. (Registrant)

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