Form 10-K
period 2007-12-31
SMART BALANCE, INC.
filed 2008-03-14
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

Commission File Number 000-51506

SMART BALANCE, INC.

(Name of Issuer in Its Charter)

Delaware	20-2949397
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

115 West Century Road – Suite 260 Paramus, New Jersey	07652
(Address of Principal Executive Offices)	(Zip Code)

(201) 568-9300

(Issuer’s Telephone Number, Including Area Code)

Securities Registered Under Section 12(b) of the Act:

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.0001 Par Value Per Share

(Title Of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ NO ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ NO ☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on June 29, 2007 ($9.95), as reported on the OTC Bulletin Board was approximately $228 million.

As of March 5, 2008, there were 62,630,683 shares of common stock, par value $.0001 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with its 2008 Annual Meeting of Stockholders are incorporated by reference in Part III.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We believe that some of the information in this annual report constitutes forward-looking statements. You can identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intends,” and “continue” or similar words. You should read statements that contain these words carefully because they:

•	discuss future expectations;
•	contain projections of future results of operations or financial condition; or
•	state other “forward-looking” information.

We believe that communicating our expectations to our stockholders is important. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this annual report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations we describe in our forward-looking statements, including among other things:

•	our ability to:
(1)	maintain, promote, support and extend the brand equity in the Smart Balance® and Earth Balance® trademarks;
(2)	maintain the exclusive license of the intellectual property utilized in many of our products and protect our proprietary formulations;
(3)	maintain and grow spreads distribution and sales;
(4)	anticipate and respond to new consumer trends;
(5)	develop, introduce, market and distribute new products and sizes;
(6)	create additional channels of distribution;
(7)	achieve sales and earnings forecasts, which are based on assumptions regarding sales volume, product mix and other items;
(8)	maintain profit margin in the face of a consolidating retail environment and large global customers;
(9)	recruit and retain officers, key employees or directors; and
(10)	remain in compliance with the terms and conditions of our secured debt facilities;
•	recalls of our products if they become adulterated or misbranded;
•	impact of unforeseen economic and political changes in markets where we compete, such as export and import restrictions, currency exchange rates and restrictions, inflation rates, recession, foreign ownership restrictions, nationalization and other external factors over which we have no control;
•	performance of our business in hyperinflationary environments;
•	changes in accounting treatments and estimates in critical accounting judgments;
•	effectiveness of advertising, marketing and promotional programs;
•	increases in raw material costs and interruptions in supply of raw materials;
•	impact of global industry conditions, including the effect of an economic downturn in the food industry;
•	currency movements, fluctuations in levels of customer inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment;

•	ability to satisfy covenants and operating ratios relating to borrowings; and
•	competitive responses from large competitors which require increased trade and consumer promotion.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

All forward-looking statements included herein attributable to us are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business

Background

We were incorporated in Delaware on May 31, 2005 under the name Boulder Specialty Brands, Inc., as a blank check company formed to serve as a vehicle for the acquisition, through a merger, capital stock exchange, asset acquisition or other similar business combination with a then currently unidentified operating business and/or brand in the consumer food and beverage industry whose net assets constituted at least 80% of our net assets.

The net proceeds from our initial public offering in December 2005 were $99.5 million. Of this amount, approximately $98.4 million (including deferred underwriting discounts and commissions of approximately $3.6 million) was deposited in trust pending our initial business combination. On May 21, 2007, we completed a merger with GFA Brands, Inc. (“GFA”), which owns and markets the Smart Balance® line of products, among others. GFA is our wholly-owned subsidiary. After the merger, the corporate name was changed from Boulder Specialty Brands, Inc. to Smart Balance, Inc. (“Smart Balance” or the “Company”). Pursuant to the merger agreement with GFA, we paid an aggregate of $491 million in cash (which included post-closing bonus payments net of tax benefits) as merger consideration. The cash consideration for the merger was funded with cash held in the trust account established in connection with our initial public offering, the proceeds of a private placement and secured debt financings.

Overview of the Company

Smart Balance is a fast growing marketer of functional food products in the U.S. (under the Smart Balance® and Earth Balance® trademarks). Functional food is defined as a food or a food ingredient that has been shown to affect specific functions or systems in the body and may play an important role in disease prevention. We currently market products primarily in eight food categories. Our signature spreads products utilize a proprietary licensed, patented technology that is naturally free of trans fats and enhances good-to-bad cholesterol ratios. We have other product offerings utilizing our heart healthier positioning and brand leverage, including peanut butter, popcorn, mayonnaise and cooking oils. We sell Smart Balance® products in grocery, mass merchandise and convenience stores. In the natural food channel, we sell similar natural and organic products under the Earth Balance® trademark. Our products are available in all 50 states with little presence in international markets. The Company has limited sales in the foodservice and industrial channels. The Smart Balance® line of products was introduced by GFA in 1996 with the launch of its buttery spread product and has achieved growth in market share every year since. Our market share in the spreads category in 2007 was 12.6%. Smart Balance is a high gross margin business with limited capital expenditures and working capital requirements due to the outsourcing of manufacturing operations.

Company Website Access and SEC Filings

The Company’s website may be accessed at www.smartbalance.com. All of our filings with the Securities and Exchange Commission (“SEC”) can be accessed through our website promptly after filing; however, in the event that the website is inaccessible, we will provide paper copies of our most recent annual report on Form 10-K, the most recent quarterly report on Form 10-Q, current reports filed or furnished on Form 8-K and all related amendments, excluding exhibits, free of charge upon request. These filings are also accessible on the SEC’s website at www.sec.gov.

Smart Balance® Products

The Smart Balance® line of products is available in a variety of categories, formats and sizes in the supermarket, mass merchandise and convenience channels of distribution. In 2007, Smart Balance® labeled products represented approximately 86% of sales, and our Smart Balance® buttery spreads products represented approximately 63% of sales. The buttery spreads products are generally available around the United States while the other products have less distribution at the current time. The buttery spread is available in bulk and individual serving formats for use in the foodservice and industrial channels.

Smart Balance® Buttery Spreads

Our buttery spreads contain no hydrogenated oils or trans fatty acids and are made from a blend of natural oils to help balance fats and to help improve the good-to-bad cholesterol ratio in the consumer’s diet.

The original buttery spread has won several awards as the best-tasting product in its category. There are a number of varieties that offer different benefits depending on consumers’ needs. Buttery spreads are available in regular, light, low sodium and organic versions as well as versions that offer benefits from added Omega-3s per serving and achieves a favorable ratio of Omega-6 to Omega-3 fatty acids. Some products use flax oil, fish oil, plant sterols and olive oil to achieve desired benefit and taste profiles.

Smart BalanceTM Omega Peanut Butter

This product contains 1000 milligrams of Omega-3s per serving. It has no hydrogenated oil, no trans fatty acid and no refined sugar. It is made from premium, deep-roasted peanuts. It is all natural but does not need refrigeration and is available in chunky and creamy varieties.

Smart Balance® Omega Cooking Oil, Cooking Sprays and Shortening

These products are designed for use in cooking, baking and salads to aid in avoiding trans fatty acids and hydrogenated oils. They are good for healthier food preparation with the right balance of fats.

Smart Balance® Omega Plus Light Mayonnaise

This product has half the fat of regular mayonnaise, is non-hydrogenated, contains no trans fats and contains natural plant sterols with added Omega-3s and a good 3-to-1 ratio of Omega-3 to Omega-6 fatty acids.

Smart Balance® Popcorn

This product is the first microwave popcorn with no hydrogenated oil or trans fatty acids with a patented oil blend to help improve the good-to-bad cholesterol ratio. Smart Balance® Popcorn is available in Smart Movie Style, Light Butter and Low Fat/Low Sodium.

Smart Balance® Cheese

These products offer satisfying cheese flavor and texture with little to no butterfat while keeping healthy calcium and protein intact. It is available in Smart Beat® Fat Free Slices, Smart Balance® Creamy Cheddar Flavor Slices and Smart Balance® Cheese Product Shreds.

Products in Test Markets

As part of its growth plan, the Company has a number of products in regional or local test markets. Smart Balance® Butter Blend Stick is a 50/50 blend of creamery fresh butter and Smart Balance® buttery spread in a convenient stick, with 28% less saturated fat than regular butter. It also has versions with a special mix of Omega-3s from flax and fish oil. Smart BalanceTM Milk uses milk produced from cows not treated with rBST or Beta-Lactam antibiotics and contains Omega-3s and Vitamin E as well as added levels of calcium. It is being tested in Fat-Free, Low Fat, Lactose-Free with Skim Milk and 1% Low Fat Chocolate versions. Smart BalanceTM Cream Cheese spread has less saturated fat and cholesterol than ordinary cream cheese. It also has Omega-3s, poly- and monounsaturated fats and is available in “regular” and “light” varieties.

Earth Balance® Products

The Earth Balance® line of products offers a variety of buttery spreads and sticks formulated for the consumer interested in natural and organic products. Earth Balance® products represented approximately 8% of sales in 2007. They are primarily available in the natural and organic channel of distribution and have a small but growing presence in traditional retail outlets. Earth Balance® products are also marketed with the trademarks Soy Garden® and NatucalTM.

Industry Overview and Trends

We believe several factors are increasing consumer awareness of nutrition and driving consumer demand for functional foods, including:

•	interest in the relationship between diet and health;
•	increasing health care costs;
•	changes in laws affecting labels and product claims; and
•	an aging population, interested in prolonging life and the quality of life.

We believe this consumer demand has resulted in significant changes in the food industry and is the cause of the substantial growth of the healthy food market generally. As Americans have increasingly sought out new ways to maintain and improve their personal health, functional food has played an increasing role in diets. The medical community and food and drink manufacturers are responding to these demands. Goods and services that make claims of contributing to personal health through natural and non-interventionist means are increasingly available. Functional food promotion focuses on enhancing consumer health, including slowing the aging process and preventing disease.

Growth Strategy

Our goal is to become a recognized leader in providing nutritious and good tasting products for a wide variety of consumer needs. We believe our products are already known among many consumers for healthy, balanced nutrition and good taste. We further believe that the Smart Balance® brand has the potential to become a broad functional foods platform across multiple food categories. To accomplish our goal, we will attempt to leverage the heart health benefits and other functional attributes of the Smart Balance® brand, combined with increased brand awareness and product distribution, and expand our product line.

We intend to increase consumer awareness of and demand for our products through our marketing and promotional activities. To make our products available wherever consumers shop, we expect to expand our distribution penetration in retail as well as the food service and industrial channels. Although we intend to focus on the domestic market, we will explore longer term opportunities in foreign markets.

Sales And Distribution

Smart Balance® products are sold in all 50 states. A majority of our products are sold through supermarket chains and food wholesalers. We utilize regional sales managers who are full-time employees and work with food brokers in each major market. Additionally, a small portion of the products we market are sold through independent food and beverage distributors. In September of 2007 we entered into an agreement with Acosta, Inc. to become our national sales agency. We believe this agreement will provide future efficiencies in our sales and promotion efforts.

Through our brokers and internal sales force, we work with each distributor and retailer to ensure that our products are effectively promoted. We employ periodic in-store promotions that can include informational materials about our products, sale pricing, product sampling, store advertising and special product displays to generate consumer interest in our products. We also work to ensure that enough product is available on each retailer’s shelf and that the presentation is attractive to consumers.

We use third party distributors and a network of public warehouses to deliver product from our manufacturers to our customers. We are required to pay monthly warehousing fees, as well as handling and logistics fees. We are also responsible for freight charges for shipments to and from warehouses and distribution centers.

Smart Balance’s largest customer in 2007 in terms of sales revenue was Wal-Mart Stores, Inc., accounting for approximately 19.6% of sales. No other single customer accounted for more than 10% of Smart Balance’s sales revenues in 2007.

Marketing

Our marketing efforts are designed to increase consumer awareness of and demand for our products. We target consumers of all ages who seek to achieve a better balance of fats in their diet and improve their ratio of good-to-bad cholesterol.

Smart Balance employs a broad mix of marketing, including print, cable and network television, network radio, coupons, in-store product sampling, consumer and trade events and recipe and diet programs. We use television advertising to reach a larger number of target consumers. We spend a significant portion of our advertising budget on print ads in magazines with wide circulation and in special interest publications targeted to groups such as health food consumers, athletes and diabetics. We also use radio advertising primarily to support event marketing, such as Heart Health Month. We use coupons (free standing insert newspaper and magazine coupons and store register and on-pack coupons) to help stimulate product trial and repeat purchasers by providing consumers with economic incentives.

We believe that an effective marketing tool is product sampling combined with the dissemination of educational information through events and our website explaining the nutritional qualities of our products. Smart Balance is committed to providing superior service to our customers and consumers. Our sales and marketing team continually gathers information and feedback from consumers and retailers to enable us to better meet changing consumer needs. We provide access to nutritionists and consumer service representatives through our toll free number to answer questions and educate consumers on balanced nutrition, new products and developments.

Manufacturing

Smart Balance outsources its manufacturing through third-party co-packers. We do not own or operate any manufacturing facilities. Outsourcing is designed to allow us to enhance production flexibility and capacity, leverage working capital, and focus our energy and resources on marketing and sales, while substantially avoiding capital expenditures and the complication of managing a production work force. Our buttery spreads are produced by two manufacturers, one of whom has multiple locations. Most of our other products are each supplied by a separate sole source. In the event of an interruption in supply, we believe we could arrange for additional suppliers to provide the affected products. While we believe our manufacturers have the capacity to fulfill our current production needs and are willing to increase capacity as Smart Balance grows, we will monitor capacity, service and costs and will qualify alternative sources of supply as needed.

Our manufacturers supply our products at a price equal to the cost of ingredients and certain packaging plus a fixed toll charge. Except in unusual circumstances, we provide no raw materials to our manufacturers. However, we work with our manufacturers to source high quality ingredients at attractive pricing. We also negotiate certain commodities and packaging costs directly with the suppliers. Manufacturers are required by contract to announce changes in ingredient prices in advance. Toll charges cannot be unilaterally increased by the manufacturers, however, some manufacturers are able to increase toll charges after giving us notice of the increase at least six months in advance. We bear all freight costs associated with shipping finished products.

From a control perspective, we provide proprietary formula and processing information for most of our products to our manufacturers. In turn, we receive production reports, quality control reports and samples from each product run and have on-site employees and/or consultants present at the two main production sites of our buttery spread products to oversee the manufacturing of our products. In addition, our research and development and quality control personnel visit each manufacturing facility on a regular basis to ensure compliance with good manufacturing practices.

Competition

The food and beverage industry is highly competitive and numerous multinational, regional and local firms currently compete, or are capable of competing, with us. Our products compete with branded products as well as generic and private-label products of food retailers, wholesalers and cooperatives. We compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising, patent protections and price. Some competitors may have different profit or strategic objectives than we do. Substantial advertising and promotional expenditures are required to maintain or improve a brand’s market position or to introduce a new product. Our largest principal competitors are Unilever, Kraft Foods, and

ConAgra Foods, each of whom have substantially greater market presence, longer operating histories, better distribution, more significant customer bases and greater financial, marketing, capital and other resources than us.

Intellectual Property

In 1996, GFA licensed technology from Brandeis University relating to the use of a balanced proportion of saturated and polyunsaturated fatty acids from one or more vegetable oil sources for incorporation in food products to increase HDL and the HDL/LDL cholesterol ratio. Our agreement with Brandeis provides us with an exclusive license to this technology, which includes the following patents and applications:

•	Patent No. 5,578,334 (US) — increasing the HDL level and the HDL/LDL ratio in human serum with fat blends;
•	Patent No. 5,843,497 (US) — increasing the HDL level and the HDL/LDL ratio in human serum by balancing saturated and polyunsaturated dietary fatty acids;
•	Patent No. 5,874,117 (US) — blends of palm fat and corn oil provide oxidation-resistant shortenings for baking and frying;
•	Patent No. 6,630,192 (US) — increasing the HDL level and the HDL/LDL ratio in human serum by balancing saturated and polyunsaturated fatty acids;
•	Patent No. 7,229,653 (US) — increasing the HDL level and the HDL/LDL ratio in human serum by balancing saturated and polyunsaturated dietary fatty acids.
•	Patent No. 2,173,545 (Canada) — increasing the HDL level and the HDL/LDL ratio in human serum by balancing saturated and polyunsaturated dietary fatty acids; and
•	Patent No. EP 0 820 307 B1 (Germany, France, Great Britain, Netherlands and Sweden) — increasing the HDL level and the HDL/LDL ratio in human serum by balancing saturated and polyunsaturated dietary fatty acids.

The license also covers any corresponding foreign patents and subsequent U.S. or foreign applications and any continuations, continuations-in-part, divisions and re-issues. The license will terminate: (1) with respect to the patents described above, on April 7, 2015, which is when the patents expire, (2) with respect to any other patent, upon the expiration of the patent and (3) with respect to unpatented technology, on June 18, 2013.

We are required to pay royalties to Brandeis for the use of the licensed technology. Royalties for 2007 totaled approximately $552,000. The amount of royalties due is based on a formula using the percentage of oil and/or fat used in products covered by the licensed technology.

We are required to pay royalties to an individual who assigned a certain concept relative to peanut butter to us, for which a patent is pending. In 2007, royalties totaled approximately $43,000 to that individual for the concept relative to peanut butter. We recently received notice that on March 18, 2008, the United States Patent and Trademark Office will issue U.S. Patent No. 7,344,747 encompassing the peanut butter concept.

We have acquired the rights from Brandeis for the use of certain technology embodied in U.S. Patent No. 6,156,354 entitled “Hyper-absorption of vitamin E dispersed in milks” and U.S. Patent No. 6,503,545 entitled “Hyper-absorption of vitamin E combined with milk protein.” In 2007, we paid $16,000 to Brandeis for the rights acquired.

We are allowed to sublicense the licensed technology to third parties and must pay a portion of the sublicense fees to Brandeis.

We also own Patent No. 5,147,134 for a process for the continuous production of emulsions used in the blending of ingredients and Patent No. 5,027,901 for a method minimizing the corrosion of machinery via emulsions.

Recently, three parties filed Oppositions to European Patent No. 820,307. We believe that these claims are without merit and that neither this proceeding, nor its outcome, will have any adverse effect on our business.

Our two main registered trademarks are Smart Balance® and Earth Balance®. Approximately 94% of our 2007 revenues were derived from products marketed under these trademarks.

See “Item 3 — Legal Proceedings” for information on litigation involving patents licensed by us.

Government Regulation and Environmental Matters

The manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by various government agencies, principally the FDA. The FDA regulates our products pursuant to the Federal Food, Drug, and Cosmetic Act, which we refer to as the FDCA, and the Fair Packaging and Labeling Act, which we refer to as the FPLA, and regulations thereunder. The FDCA is intended, among other things, to ensure that foods and beverages are wholesome, safe to eat and drink, and produced under sanitary conditions, and that food and beverage labeling is truthful and not deceptive. The FPLA provides requirements for the contents and placement of information required on consumer packages to ensure that labeling is useful and informative. Our products are generally classified and regulated as food and beverage under the FDCA and are, therefore, not subject to premarket approval by the FDA. However, our products are subject to the comprehensive labeling and safety regulations of the FDA, the violation of which could result in product seizure and condemnation, injunction of business activities, or criminal or civil penalties. Furthermore, if the FDA determines, on the basis of labeling, promotional claims, or marketing by us, that the intended use of any of our products is for the diagnosis, cure, mitigation, treatment or prevention of disease, it could regulate those products as drugs and require, among other things, premarket approval for safety and efficacy.

Our advertising is subject to regulation by the FTC, pursuant to the Federal Trade Commission Act, which we refer to as the FTCA, which prohibits unfair or deceptive acts or practices including the dissemination of false or misleading advertising. Violations of the FTCA may result in a cease and desist order, injunction, or civil or criminal penalties. The FTC monitors advertising and entertains inquiries and complaints from competing companies and consumers. It also reviews referrals from industry self-regulatory organizations, including the National Advertising Division of the Council of Better Business Bureaus, Inc. The NAD administers a voluntary self-regulatory, alternative dispute resolution process that is supported by the advertising industry and serves the business community and the public by fostering truthful and accurate advertising. Certain advertising claims made by GFA have been challenged through the NAD in the past. GFA addressed such challenges by either providing support for its claims or changing its advertisements. Although we do not believe that such changes have adversely affected our marketing success, any future NAD inquiries or FTC actions that result in modifications to our advertising or the imposition of fines or penalties could have a material adverse effect on our business, results of operations and financial condition.

Our activities are also regulated by various agencies of the states, localities, and foreign countries in which our products are sold. In addition, we have been and will be required to re-formulate our products to comply with foreign regulatory standards.

We believe that we presently comply in all material respects with the foregoing laws and regulations. There can be no assurance, however, that future compliance with such laws or regulations will not have a material adverse effect on our business, results of operations and financial condition.

We may be subject to additional laws or regulations administered by the FDA or other federal, state, or foreign regulatory authorities, the repeal of laws or regulations, or more stringent interpretations of current laws or regulations, from time to time in the future. We cannot predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what affect additional government regulations or administrative orders, when and if promulgated, would have on our business in the future. Such laws could, however, require the reformulation of products, the recall, withholding or discontinuance of products, the imposition of additional recordkeeping requirements, the revision of labeling, advertising or other promotional materials, and changes in the level of scientific substantiation needed to support claims. Any or all such government actions could have a material adverse effect on our business, results of operation and financial condition.

Employees

Because we outsource the production and distribution of our products as well as certain selling activities, we have a small number of employees. Prior to its merger with us, GFA had 17 employees. In order to reach Smart Balance’s growth objectives, we believe we need to add additional employees. As of December 31, 2007, we had 46 employees. Our plan is to add more employees as business conditions dictate. Our employees perform the following functions:

•	general management;
•	finance and accounting;
•	sales, marketing, and customer service; and
•	operations, quality control/quality assurance and research and development.

Item 1A. Risk Factors

Risks Relating to Our Acquisition of GFA

If third parties bring claims against us or if GFA has breached any of its representations, warranties or covenants set forth in the merger agreement, we will not be indemnified for any losses arising therefrom.

The merger agreement for our acquisition of GFA provides that the GFA former stockholders have no obligation to indemnify us for losses arising from a breach of the representations or warranties by GFA set forth in the merger agreement other than claims for fraud, and all representations and warranties of GFA expired at closing.

Risks Associated with Our Business

If we fail to meet our obligations under our principal license agreement with Brandeis University, we may lose our rights to key technologies on which our business depends.

Approximately 74% of our sales for the year ended December 31, 2007 were dependent upon our principal license of certain technology from Brandeis University. The licensed technology covers all Smart Balance® spreads, cheeses, shortenings and popcorn, all Earth Balance® spreads and shortenings and Nucoa soft margarine. The license agreement imposes obligations upon us, such as payment obligations and obligations to diligently pursue the development of commercial products under the licensed patents. If the licensor believes that we have failed to meet our obligations under the license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation, our ability to continue to sell existing products and to carry out the development and commercialization of potential products could be materially adversely affected. If our license rights are restricted or ultimately lost, we could be forced to re-formulate all of the affected products noted above and refrain from making any cholesterol ratio improvement claims on our packaging, consumer advertising and promotion materials. We could also lose the ability to sub-license and receive sub-license fees for the Brandeis technology. Sub-licensing fees accounted for approximately $165,000 in income in 2007. It is difficult to accurately quantify the economic impact on us if we defaulted under our license agreement except to conclude that our ability to continue our business could be severely adversely affected.

Our business depends on our ability to protect our intellectual property effectively. Our inability to protect our intellectual property could harm the value of our brand and adversely affect our business.

Our business depends substantially on the legal protection of proprietary rights in intellectual property that we own and license. We also claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to our products and manufacturing processes. Our ability to implement our business plan depends in part on our ability to expand brand recognition using trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos. If existing contractual measures fail to protect our proprietary rights, or if any third party misappropriates or infringes on our intellectual property, any advantage those proprietary rights provide may be negated and the value of our brands may be harmed, which could have a material adverse effect upon our business and might prevent our brands from achieving or maintaining market acceptance. Monitoring infringement of intellectual property rights is difficult and we cannot be certain that the precautions we have taken will prevent the unauthorized use of our intellectual property and know-how, particularly in countries where the laws may not protect our proprietary rights as adequately as the laws of the United States. Accordingly, other parties, including competitors, may duplicate our products using our proprietary technologies.

Pursuing legal remedies against persons infringing on our patents or otherwise improperly using our proprietary information is a costly and time-consuming process that would divert management’s attention and other resources from the conduct of our business, which could cause delays and other problems with the marketing and sales of our products, as well as delays in deliveries. GFA has commenced legal actions against third parties infringing on the patents in the past. Most recently, GFA commenced a proceeding against C.F. Sauer Co., which was settled effective August 1, 2006 with C.F. Sauer taking a license to practice the patents licensed by us from Brandeis under certain conditions. As part of that litigation, C.F. Sauer Co. requested the re-examination of three of the patents licensed by us. All three of the licensed patents have emerged from the re-examination with all claims upheld, and we have received certificates of reexamination. There can be no assurances that we will not encounter other claims with respect to prior users of intellectual property relating to our products. If so, this could harm our image, brand or competitive position and cause us to incur significant penalties and costs.

We rely on a combination of common law trademark rights, U.S. federal registration rights, and trade secret laws to protect our proprietary rights. We use the term “smart balance” in our trade name and in our current product line names. The terms “smart” and “balance” and variations thereof are widely used for many food and beverage products other than those sold by us. Such widespread use may weaken our trademark rights and may dilute any unique or distinctive significance the term “smart balance” may have as a means of identifying our products. There can be no assurance that we will be able to enforce our trademark rights for current products or register trademarks or obtain common law trademark rights using “smart balance” for any new product lines we may introduce. On April 4, 2007, Kellogg North America Company filed a Notice of Opposition before the Trademark Trial and Appeal Board opposing our registration application for the “Smart Balance Omega” mark for use with peanut butter, breakfast cereal, cereal based snack foods, oatmeal, processed oats, mayonnaise, salad dressings and tartar sauce. The inability to have the exclusive right to use of the term “Smart Balance” in new product names could weaken our ability to create a strong “Smart Balance” brand in existing and new product categories.

Common law trademark rights do not provide the same level of protection as afforded by the United States federal registration of a trademark. Common law trademark rights are limited to the geographic area in which the trademark is actually used, plus a reasonable zone of future expansion, while U.S. federal registration on the Principal Register provides the registrant with superior rights throughout the United States, subject to certain exceptions.

To the extent that we have registered our trademarks in foreign jurisdictions where our products are or may be sold, the protection available in such jurisdictions may not be as extensive as the protection available in the United States.

A substantial portion of our revenues are derived from the sales of our Smart Balance® buttery spreads products and our future ability to maintain and grow our revenues depends upon continued sales of these products. Any adverse developments with respect to the sale of Smart Balance® buttery spreads products could significantly reduce revenues and have a material adverse affect on our ability to remain profitable and achieve future growth.

Approximately 63% of our revenues for the year ended December 31, 2007 resulted from sales of our Smart Balance® buttery spreads products. We cannot be certain that we will be able to continue to commercialize our products or that any of our products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect market acceptance of Smart Balance® buttery spreads products:

•	the introduction of new products into the functional food market;
•	the level and effectiveness of our sales and marketing efforts;
•	any unfavorable publicity regarding these products or similar products;

•	litigation or threats of litigation with respect to these products;
•	the price of the product relative to other competing products;
•	any changes in government policies and practices; and
•	regulatory developments affecting the manufacture, marketing or use of these products.

Any adverse developments with respect to the sale of Smart Balance® buttery spreads products could significantly reduce revenues and have a material adverse effect on our ability to maintain profitability and achieve our business plan.

We have no long-term contracts with our customers which require the purchase of a minimum amount of our products. The absence of long-term contracts could result in periods during which we must continue to pay costs and service indebtedness without current revenues.

As is generally the case in the retail consumer goods industry, our customers do not provide us with firm, long-term volume purchase commitments. As a result of the absence of the long-term contracts, we could have periods during which we have no or only limited orders for our products, but we will continue to have to pay the costs to maintain our work force and service our indebtedness without the benefit of current revenues. We cannot assure that we will be able to timely find new customers to supplement periods where we experience no or limited purchase orders or that we can recover fixed costs as a result of experiencing reduced purchase orders. Periods of no or limited purchase orders for our products could have an adverse affect on our net income or cause us to incur losses.

We are dependent on a relatively small number of significant customers, and the loss of a significant customer or significant reduction in purchase volume by any such customer could have a material adverse affect on our revenues and net income.

A limited number of supermarket chains and food wholesalers account for a substantial portion of our revenues. Smart Balance’s ten largest customers accounted for approximately 59% of sales in 2007. Our customers typically purchase our products with standard purchase orders and, in general, are not bound by long-term contracts. There can be no assurance that our customers will continue their relationships with us. A significant reduction or loss in purchase volume from Wal-Mart Stores, Inc. or other major customers could have a material adverse effect on Smart Balance’s business, results of operations and financial condition.

We are dependent on third-party manufacturers, and the loss of a manufacturer or the inability of a manufacturer to fulfill our orders or to maintain the quality of our products could adversely affect our ability to make timely deliveries of product or result in product recalls.

Smart Balance does not own or operate any manufacturing facilities and is dependent on third parties for the manufacture of its products. We currently rely on and may continue to rely on two manufacturers to produce all of our spreads. If either of our two major manufacturers were unable or unwilling to produce our products in a timely manner or to produce sufficient quantities to support our growth, if any, we would have to identify and qualify new manufacturers. As we expand our operations, we may have to seek new manufacturers and suppliers or enter into new arrangements with existing ones. However, only a limited number of manufacturers may have the ability to produce a high volume of our products, and it could take a significant period of time to locate and qualify such alternative production sources. In addition, we may encounter difficulties or be unable to negotiate pricing or other terms as favorable as those we currently enjoy. There can be no assurance that we would be able to identify and qualify new manufacturers in a timely manner or that such manufacturers could allocate sufficient capacity in order to meet our requirements, which could adversely affect our ability to make timely deliveries of product. In addition, there can be no assurance that the capacity of our current manufacturers will be sufficient to fulfill our orders and any supply shortfall could materially and adversely affect our business, results of operations, and financial condition.

Shipments to and from the warehouses could be delayed for a variety of reasons, including weather conditions, strikes, and shipping delays. Any significant delay in the shipments of product would have a material adverse effect on our business, results of operations and financial condition and could cause our sales and earnings to fluctuate during a particular period or periods. We have from time-to-time experienced, and may in the future experience, delays in the production and delivery of product.

Our manufacturers are required to maintain the quality of our products and to comply with our code book specifications and requirements for certain certifications. There can be no assurance that our manufacturers will continue to produce products that are consistent with our standards. We have occasionally received, and may from time to time receive, shipments of products that fail to conform to our standards. The failure of any manufacturer to produce products that conform to our standards could materially and adversely affect our reputation in the marketplace and result in product recalls, product liability claims and severe economic loss.

Changes in consumer preferences and discretionary spending may have a material adverse effect on our revenue, results of operations and financial condition.

The food processing industry in general and the functional food industry in particular are subject to changing consumer trends, demands and preferences. Trends within the functional food industry change often and our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced demand and price reductions, and could have a material adverse effect on our business, results of operations and financial condition. These changes might include consumer demand for new products or formulations that include health promoting ingredients such as nutraceuticals. Our success depends, in part, on our ability to anticipate the tastes and dietary habits of consumers and to offer products that appeal to their preferences on a timely and affordable basis.

We rely primarily upon one distributor to deliver our spreads products, and the inability of that distributor to make timely deliveries or support our growth could adversely affect our revenues and net income.

We currently use and we may continue to use one distributor to deliver a significant portion of our spreads products from the third-party manufacturers to customers. If the distributor were unable or unwilling to deliver such products in a timely manner or to support our growth, if any, we would have to identify and qualify new distributors. There can be no assurance that we would be able to identify and qualify new distributors in a timely manner, which could adversely affect our ability to make timely deliveries of our products. We continue to evaluate alternative options to our current distribution system.

Fluctuations in various food and supply costs could adversely affect ours operating results.

Our manufacturers obtain most of the key ingredients used in our products from third-party suppliers. As with most food products, the availability and cost of raw materials used in our products can be affected by a number of factors beyond our control, such as general economic conditions affecting growing decisions, weather conditions such as frosts, drought, and floods, and plant diseases, pests and other acts of nature. Because we do not control the production of raw materials, we are also subject to delays caused by interruption in production of materials based on conditions not within our control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions, natural disasters or other catastrophic events. There can be no assurance that our manufacturers will be able to obtain alternative sources of raw materials at favorable prices, or at all, if any of them experience supply shortages. The inability of our manufacturers to obtain adequate supplies of raw materials for our products at favorable prices, or at all, as a result of any of the foregoing factors or otherwise could cause an increase in our cost of sales and a corresponding decrease in gross margin, or cause our sales and earnings to fluctuate from period to period. Such fluctuations and decrease in gross margin could have a material adverse effect on our business, results of operations and financial condition.

Our advertising is regulated for accuracy, and if our advertising is determined to be false or misleading, we may face fines or sanctions.

Our advertising is subject to regulation by the Federal Trade Commission under the Federal Trade Commission Act, which prohibits dissemination of false or misleading advertising. In addition, the National Advertising Division of the Council of Better Business Bureaus, Inc., which we refer to as NAD, administers a self-regulatory program of the advertising industry to ensure truth and accuracy in national advertising. NAD both monitors national advertising and entertains inquiries and challenges from competing companies and consumers. Should our advertising be determined to be false or misleading, we may have to withdraw our campaign and possibly face fines or sanctions, which could have a material adverse affect on our sales and operating results.

Adverse publicity or consumer concern regarding the safety and quality of food products or health concerns may result in loss of sales.

We are highly dependent upon consumers’ perception of the safety, quality and possible dietary benefits of our products. As a result, substantial negative publicity concerning one or more of our products or other foods and beverages similar to our products could lead to a loss of consumer confidence in our products, removal of our products from retailers’ shelves and reduced sales and prices of our products. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

If we conduct operations in a market segment that suffers a loss in consumer confidence as to the safety and quality of food and beverage products, our business could be adversely affected. The food industry has recently been subject to negative publicity concerning the health implications of genetically modified organisms, obesity, trans fatty acids, diacetyl, mad cow disease, avian flu and bacterial contamination. Developments in any of these areas including, but not limited to, a negative perception about our proprietary formulations, could cause our operating results to differ materially from expected results. Any of these events could harm our sales and our operating results, perhaps significantly.

Risks Related to the Food and Beverage Industries

Our business operations may be subject to numerous laws and governmental regulations, exposing us to potential claims and compliance costs that could adversely affect our operations.

Manufacturers and marketers of food and beverage products are subject to extensive regulation by the Food and Drug Administration, which we refer to as the FDA, the United States Department of Agriculture, which we refer to as the USDA, and other national, state and local authorities. For example, the Food, Drug and Cosmetic Act and its regulations govern, among other things, the manufacturing, composition and ingredients, packaging and safety of foods and beverages. Under this act, the FDA regulates manufacturing practices for foods and beverages through its current “good manufacturing practices” regulations, and imposes ingredient specifications and requirements for many foods and beverages. Additionally, the USDA has adopted regulations with respect to a national organic labeling and certification program which were effective February 20, 2001 and fully implemented on October 21, 2002. Food and beverage manufacturing facilities and products are also subject to periodic inspection by federal, state and local authorities. Any changes in laws and regulations applicable to food and beverage products could increase the cost of developing and distributing our products and otherwise increase the cost of conducting our business, which would adversely affect our financial condition. In addition, if we fail to comply with applicable laws and regulations, including future laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on our business, financial condition, results of operations or liquidity.

We may be subject to significant liability should the consumption of any of food or beverage products manufactured or marketed by us cause injury, illness or death. Regardless of whether such claims against us are valid, they may be expensive to defend and may generate negative publicity, both of which could adversely affect our operating results.

The sale of food and beverage products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties or product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents or residues introduced during production processes. Although we believe that we and our manufacturers are in material compliance with all applicable laws and regulations, if the consumption of our products causes or is alleged to have caused an illness in the future, we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding an illness, injury or death could adversely affect our reputation with existing and potential customers and our corporate image and operating results. Moreover, claims or liabilities of this nature might not be covered by insurance or by any rights of indemnity or contribution that we may have. While we have product liability insurance coverage in amounts we believe to be adequate, we cannot be sure that claims or liabilities will be asserted for which adequate insurance will be available or that such claims or liabilities will not exceed the available amount of insurance coverage.

Our food or beverage products may also experience product tampering, contamination or spoilage or be mislabeled or otherwise damaged. Under certain circumstances a product recall could be initiated, leading to a material adverse effect on our operations and operating results. Recalls, though not mandated by the Food Drug and Cosmetic Act, may be required nonetheless to avoid seizures or civil or criminal litigation. Even if such a situation does not necessitate a recall, product liability claims could be asserted against us. A products liability judgment or a product recall involving us could have a material adverse effect on our business, financial condition, results of operations or liquidity.

We are also heavily dependent on our manufacturers for compliance with sound and lawful production of our products. Therefore, if we do not have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our business, results of operations, liquidity and financial condition.

Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations, which could have a detrimental effect on our performance. A judgment that is significantly in excess of our insurance coverage for any claims could materially and adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also materially and adversely affect our reputation, which could adversely affect our results.

The food processing industry has been subject to a growing number of claims based on the nutritional content of food products as well as disclosure and advertising practices. We may also be subject to this type of proceeding in the future and, even if not, publicity about these matters (particularly directed at the quick-service and fast-casual segments of the industry) may harm our reputation and adversely affect our results.

Slotting fees and customer charges or charge-backs for promotion allowances, cooperative advertising and damaged, undelivered or unsold food or beverage products may have a significant impact on our operating results and may disrupt customer relationships on which we depend.

Retailers in the grocery industry charge slotting fees for access to shelf space and often enter into promotional and advertising arrangements with distributors and manufacturers that result in the sharing of promotional and advertising costs among the retailer, distributor and/or manufacturer. As the retail grocery industry has consolidated and become more competitive, retailers have sought greater participation by distributors and manufacturers in cooperative promotional and advertising arrangements, and are more inclined to pass on unanticipated increases in promotional and advertising costs to distributors and manufacturers. Additionally, retailers are exhibiting a greater willingness to take deductions for damaged, undelivered and unsold products or to return unsold products to distributors and manufacturers. The vast majority of distributors, including us, and manufacturers sell their food and beverage products to retailers without a right of return, however, the presence of only a small number of retailers may have the practical effect of requiring distributors and manufacturers to accept returns even if their policies do not obligate them to do so. If we are charged significant and unanticipated promotional allowances or advertising charges by retailers, or if our customers take substantial charge-backs or return material amounts of food or beverage products, our operating results and liquidity could be harmed substantially. Moreover, an unresolved disagreement with a retailer concerning promotional allowances, advertising charges, charge-backs or returns could significantly disrupt or cause the termination of a customer relationship, immediately reducing our sales and liquidity. Because of the limited number of retailers in the U.S. grocery market, the loss of even a single retailer could have a long-term negative impact on our financial condition and revenues.

Changes in retail distribution arrangements can result in the temporary loss of retail shelf space and disrupt sales of food or beverage products, which could cause our sales to fall.

From time to time, retailers change distribution centers that supply some of their retail stores or change sales agencies that are responsible for stocking and maintaining food and beverage products in parts of their stores. If a new distribution center has not previously distributed our products in that region or if a sales agency is not familiar with our products, there will be a delay in a distribution center’s ability to begin distributing new products in its region or to arrange for a sales agency to represent and stock our products. Even if a retailer approves the distribution of products in a new region, product sales may decline while the transition in distribution or sales arrangements takes place. If we do not get approval to have our products offered in a new distribution region or if getting this approval takes longer than anticipated, our operating results may suffer. Likewise, if we cannot establish a relationship with a sales agent to stock food or beverage products in one or a number of stores or if we temporarily lose shelf space during the time it takes to do so, our sales may decline.

Risks Relating to Our Secured Debt Financing

Our secured debt financing has resulted in substantial leverage. Our ability to service and refinance the debt may be limited, which could force us to reduce or delay advertising and promotional expenditures, restructure our indebtedness or seek additional equity capital.

As part of the merger with GFA, we obtained secured loans in the amount of $180 million, including a $20 million revolving credit facility.

The level of our indebtedness could have important consequences to our stockholders, including:

•	a substantial portion of our cash flow from operations must be dedicated to debt service and will not be available for other purposes, including the declaration and payment of cash dividends;
•	our ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions may be limited; and
•	our level of indebtedness could limit our flexibility in planning for and reacting to changes in the industry and economic conditions generally.

Our ability to pay interest and principal on the secured debt financing will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We anticipate that our operating cash flow will be sufficient to meet our operating expenses and advertising and promotional expenditures, to sustain operations and to service our interest and principal requirements as they become due. If we are unable to generate sufficient cash flow to service our indebtedness and fund our advertising and promotional expenditures, we will be forced to adopt an alternative strategy that may include reducing or delaying advertising and promotional expenditures, restructuring or refinancing our indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all. Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

If we are obligated for any reason to repay our secured debt financing before the scheduled installment dates, we could deplete our working capital, if available, or make raising additional funds necessary. Our failure to repay the secured debt financing, if required, could result in legal action against us which could materially harm our business.

As of December 31, 2007, we have outstanding approximately $119 million of secured debt. Any event of default could require the early repayment of the secured debt financing in whole or in part at a redemption premium together with accrued interest on the outstanding principal balance of the secured debt financing and any other applicable penalties, including a default interest rate. If, prior to the maturity date, we are required to repay the secured debt financing in full, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the secured debt financing, together with the applicable redemption premium and other applicable penalties, when required, our lenders could commence legal action against us to recover the amounts due. Any such action would be materially harmful to us and could require us to curtail or cease operations.

The loan agreement for the secured debt financing contains covenants that significantly restrict our operations, which may negatively affect our ability to operate our business and limit our ability to take advantage of potential business opportunities.

The loan agreements with respect to the secured debt financing contain numerous covenants imposing financial and operating restrictions on our business. Any other future debt agreements may contain similar covenants. These restrictions may affect our ability to operate our business, limit our ability to take advantage of potential business opportunities as they arise and adversely affect the conduct of our current business.

These covenants place restrictions on our ability to, among other things:

•	incur more debt or issue certain equity interests;
•	pay dividends, redeem or purchase our equity interests or make other distributions;
•	make certain acquisitions or investments;
•	use assets as security in other transactions or otherwise create liens;
•	enter into transactions with affiliates;
•	merge or consolidate with others; and
•	transfer or sell assets, including the equity interests of our subsidiary, or use asset sale proceeds.

Additionally, our failure to comply with our debt-related obligations with respect to the secured debt financing could result in an event of default under the secured debt.

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding December 31, 2007 that remain unresolved.

Item 2. Properties

Our corporate headquarters are located at 115 West Century Road – Suite 260, Paramus, New Jersey 07652 and our telephone number is (201) 568-9300. Our corporate headquarters is leased with an approximate five year life with two options to extend for additional five year terms. The annual rental is approximately $300,000 for the first five years.

We also have three lease agreements for the lease of a corporate office facility in Niwot, Colorado. The leases have an approximate five year life with the option to extend each lease for 36 months. The annual rental expense is approximately $120,000 for the first five years.

Item 3. Legal Proceedings

On January 14, 2008, Georg Müller filed a Cancellation Proceeding against Registration No. 003902079 for the mark SMART BALANCE before the European Community Trademark Office. We believe that this claim is without merit and neither this proceeding, nor its outcome, will have any material adverse effect on our business.

In 2007, three parties filed Oppositions to European Patent No. 820,307 relating to increasing the HDL level and the HDL/LDL ratio in Human Serum by Balancing Saturated and Polyunsaturated Dietary Fatty Acids. We believe that these claims are without merit and that neither this proceeding, nor its outcome, will have any material adverse effect on our business.

On April 4, 2007, Kellogg North America Company filed a Notice of Opposition before the Trademark Trial and Appeal Board opposing our registration application for the “Smart Balance Omega” mark for use with peanut butter, breakfast cereal, cereal based snack foods, oatmeal, processed oats, mayonnaise, salad dressing and tartar sauce. On July 10, 2007, we filed an Answer to the Notice of Opposition. At this time, we do not believe that this administrative proceeding, nor its outcome, will have any material adverse effect on our business.

We are not a party to any other legal proceeding that we believe would have a material adverse effect on our business, results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity

Our common stock is listed on the Nasdaq Global Market under the symbol SMBL. Prior to August 1, 2007, our common stock was traded on the OTC Bulletin Board under the symbol BDSB.

On October 30, 2007, we called for redemption all of our outstanding public warrants to purchase common stock. Each public warrant entitled the holder to purchase one share of our common stock at a price of $6.00 per public warrant share exercised prior to 5:00 p.m. Eastern Time on Monday, December 3, 2007, the date of redemption. As a result of the redemption of all of the issued and outstanding public warrants, the public warrants and units (consisting of one public warrant and one share of common stock) ceased to be listed on the Nasdaq Global Market.

The following table sets forth, for the calendar quarter indicated, the quarterly high and low sales prices of our common stock as quoted on the OTC Bulletin Board (for periods presented prior to August 1, 2007) and the Nasdaq Global Market (from August 1, 2007 to December 31, 2007). Prior to January 23, 2006, there was no established public trading market for our common stock.

	Common Stock
	High	Low
2006 First Quarter (beginning January 23, 2006)	$7.80	$7.60
2006 Second Quarter	$8.20	$7.50
2006 Third Quarter	$7.65	$7.45
2006 Fourth Quarter	$8.60	$7.45
2007 First Quarter	$9.65	$8.13
2007 Second Quarter	$10.80	$9.15
2007 Third Quarter	$14.10	$6.75
2007 Fourth Quarter	$13.50	$10.50

Holders

As of March 5, 2008, there were 44 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock to date. Our secured debt financing prohibits the payment of any cash dividends. Furthermore, the payment of dividends is within the discretion of our board of directors and our board presently intends to retain all earnings, if any, for use in our business operations. Accordingly, we do not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table displays equity compensation plan information as of December 31, 2007. For further information, see note 8 of “Notes to Consolidated Financial Statements.”

Equity Compensation Plan Information

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	8,797,500	$9.88	852,500
Equity compensation plans not approved by security holders	—	—	—
Total	8,797,500	$9.88	852,500

During the first quarter of 2008, our board of directors approved the issuance of up to 1,375,000 inducement stock options grants to new employees outside of the Company’s Stock and Awards Plan. For more information, see “Subsequent Events” in the “Notes to Financial Statements” section located elsewhere in this report.

Item 6. Selected Historical Financial Information

The following is a summary of selected financial data of the Company for the period from May 31, 2005 (inception) to December 31, 2007, which should be read in conjunction with the audited financial statements of the Company and the notes thereto:

	Twelve Months Ended December 31, 2007(1)	Twelve Months Ended December 31, 2006	May 31, 2005 (Inception) to December 31, 2005
Net sales	$111,038,295	$—	$—
Cost of goods sold	58,715,013	—	—
Gross profit	52,323,282	—	—
Operating expenses:
Marketing	15,118,184	—	—
Selling	12,268,066	—	—
General and administrative	17,931,109	—	—
Expenses settled with Founders’ stock	—	—	2,359,856
Performance based shares released from escrow	18,455,815	—	—
Formation and operating costs	—	1,924,602	109,554
Total operating expenses	63,773,174	1,924,602	2,469,410
Operating (loss)	(11,449,892)	(1,924,602)	(2,469,410)
Other income (expense):
Interest income	2,449,614	4,220,026	23,742
Interest expense	(9,677,881)	—	—
(Loss) gain on derivative liability	(45,556,199)	(15,266,445)	1,808,566
Other income (expense), net	(1,019,607)	—	—
Total other income (expense)	(53,804,073)	(11,046,419)	1,832,308
Loss before income taxes	(65,253,965)	(12,971,021)	(637,102)
Provision (benefit) for income taxes	(705,897)	808,140	—
Net loss	$(64,548,068)	$(13,779,161)	$(637,102)
Less: Unpaid dividends on cumulative preferred stock	$37,159,011	$—	$—
Net loss available for common shares	$(101,707,079)	$(13,779,161)	$(637,102)
Net loss per share – basic and diluted	$(4.12)	$(0.96)	$(0.16)
Weighted average shares outstanding – basic and diluted	24,667,344	14,355,945	4,025,031

(1)	The Company acquired GFA on May 21, 2007.

	December 31, 2007(1)	December 31, 2006	December 31, 2005
Balance sheet data (at period end):
Cash and cash equivalents	$37,648,754	$569,142	$1,548,609
Investments held in trust – restricted	—	101,073,611	98,354,755
Other current assets	28,786,993	1,050,620	377,060
Property and equipment, net	1,805,331	—	—
Goodwill	374,885,923	—	—
Other intangible assets	159,645,634	—	—
Other non-current assets	3,594,387	3,590,790
Total assets	$606,367,022	$106,284,163	$100,280,424
Current liabilities	$21,390,568	$8,578,195	$4,489,516
Derivative liabilities	—	32,284,925	17,018,480
Long-term debt	119,504,174	—	—
Deferred tax liability	53,293,528	—	—
Total liabilities	194,188,270	40,863,120	21,507,996
Common stock subject to possible conversion	—	19,661,116	19,661,116
Deferred interest income	—	432,623	—
Series A convertible preferred stock	175,657,474	—	—
Series A convertible preferred stock – par value	1,539	—	—
Common stock – par value	4,311	1,595	1,595
Additional paid in capital	315,479,759	59,741,972	59,746,819
Retained deficit	(78,964,331)	(14,416,263)	(637,102)
Total stockholders’ equity	412,178,752	45,327,304	59,111,312
Total liabilities and stockholders’ equity	$606,367,022	$106,284,163	$100,280,424

(1)	The Company acquired GFA on May 21, 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were incorporated in Delaware on May 31, 2005 under the name Boulder Specialty Brands, Inc. On May 21, 2007, we completed a merger with GFA Brands, Inc. (“GFA”), which owns and markets the Smart Balance® line of products, among others. GFA is our wholly-owned subsidiary. After the merger, the corporate name was changed from Boulder Specialty Brands, Inc. to Smart Balance, Inc (“Smart Balance” or the “Company”). Pursuant to the merger agreement with GFA, we paid an aggregate of $491 million in cash (which included post-closing bonus payments net of tax benefits) as merger consideration. The cash consideration for the merger was funded with cash held in the trust account established in connection with our initial public offering, the proceeds of a private placement and a secured debt financing.

The following is a discussion of the financial condition and results of operations comparing the years ended December 31, 2007, 2006 and 2005. You should read this section together with consolidated financial statements including the notes to those financial statements for the periods mentioned above, which are included elsewhere in this report.

Company Overview

We are a consumer food products company that competes primarily in the retail branded food products industry and focuses on providing value-added, functional food products to consumers. Functional food is defined as a food or a food ingredient that has been shown to affect specific functions or systems in the body and may play an important role in disease prevention. We market buttery spreads, popcorn, peanut butter, cooking oil, mayonnaise and other products primarily under the Smart Balance® trademark. In the natural food channel, we sell similar natural and organic spreads products under the trademark Earth Balance®trademark. Our trademarks are of material importance to our business and are protected by registration or other means in the United States and a number of international markets. Our buttery spreads business, marketed under Smart

Balance®, Earth Balance®, SmartBeat® and Nucoa®, is by far the most developed product segment and accounted for approximately 73% of 2007 sales.

Our products are sold in all 50 states, with little international sales presence. We sell our products in mass merchandise, grocery, natural food and club stores throughout the U.S, with a majority of products sold through supermarket chains and food wholesalers. We utilize regional sales managers who are full-time employees and work with food brokers to sell our products. In September 2007, we entered into an agreement with Acosta, Inc. to become our national sales agency. Additionally, we sell a small portion of our products through independent food distributors. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 20% of consolidated net sales for the year ended December 31, 2007.

Our signature buttery spreads and popcorn products, which currently account for approximately 76% of sales, utilize a proprietary licensed, patented technology that is free of trans fats and enhances good-to-bad cholesterol ratios. In 1996, Brandeis University licensed to GFA certain technology relating to the use of a balanced proportion of saturated and polyunsaturated fatty acids from one or more vegetable oil sources for incorporation in food products to increase HDL and HDL/LDL cholesterol ratio. Our agreement with Brandeis provides us with an exclusive license to a number of patents until April 7, 2015, at which time the patents will expire. We also have an assignment of a patent pending for a new product innovation with respect to peanut butter. We recently received notice that on March 18, 2008, the United States Patent and Trademark office will issue the patent with respect to our peanut butter. In addition, we have proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.

Our primary growth strategy is to continue to drive consumer and trade awareness of our brands, increase distribution of our existing products, and continue to launch additional line extensions and new products. We actively advertise via network and cable TV, radio, coupons, and in-store promotions. We have also benefited from favorable trends in the food industry regarding the required labeling of trans fats levels in food products and increased consumer awareness of the negative health implications of trans fats in foods.

We outsource finished goods through third-party manufacturers. We do not own or operate any manufacturing facilities. Outsourcing is designed to allow us to enhance production flexibility and capacity, leverage working capital, and focus our energy and resources on marketing and sales, while substantially reducing capital expenditures and avoiding the complication of managing a production work force. Our buttery spreads are produced by two manufacturers with multiple locations. Most of our other products are each supplied by a separate sole source. In the event of an interruption in supply, we believe we could arrange for additional suppliers to provide the affected products. While we believe our manufacturers have the capacity to fulfill our current production needs and are willing to increase capacity as we grow, we will monitor capacity, service and costs and will qualify alternative sources of supply as needed.

Our manufacturers supply our products at a price equal to the cost of ingredients and certain packaging plus a fixed toll charge. Except in unusual circumstances, we provide no raw materials to our manufacturers. However, we work with our manufacturers to source high quality ingredients at attractive pricing. The prices paid for raw materials used in our products generally reflect factors such as weather, commodity market fluctuations, currency fluctuations, tariffs, and the effects of governmental agricultural programs. Although the prices of raw materials can be expected to fluctuate as a result of these factors, we believe such raw materials to be in adequate supply and generally available from numerous sources. We also negotiate certain commodities and packaging costs directly with the suppliers. Manufacturers are required by contract to announce changes in ingredient prices in advance. Toll charges cannot be unilaterally increased by the manufacturers, however, some manufacturers are able to increase toll charges after giving us notice of the increase at least six months in advance. We bear all freight costs associated with shipping finished products.

We use third party distributors and a network of public warehouses to deliver product from our manufacturers to our customers. We rely primarily on two third party distributors to deliver all of our spreads and other refrigerated products. All freight costs associated with shipping finished products are borne by us.

The food industry is highly competitive and numerous multinational, regional and local firms currently compete, or are capable of competing, with us. Our products compete with branded products as well as generic and private-label products of food retailers, wholesalers and cooperatives. We compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising, patent protections and price. Some competitors may have different profit or strategic objectives than we do. Substantial advertising and promotional expenditures are required to maintain or improve a brand’s market position or to introduce a new product. Our largest principal competitors are Unilever, Kraft Foods, and ConAgra Foods, each of whom have substantially greater market presence, longer operating histories, better distribution, more significant customer bases and greater financial, marketing, capital and other resources than us.

Results of Operations

The following discussion includes the operating results of GFA, the Company’s wholly owned subsidiary. Prior to the completion of the merger, we were a blank check company with no operations. Accordingly, the results of operations do not provide a meaningful comparison with the prior periods. Information for the year ended December 31, 2007 includes GFA beginning May 21, 2007. Information for the periods prior to that date relates solely to the Company as a blank check company that had no operations.

Results of Operations for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006 and for the Year Ended December 31, 2006 Compared to the Period from Inception (May 31, 2005) to the Year Ended December 31, 2005

	Years Ended December 31,		Inception (May 31, 2005) to December 31, 2005
(in millions except per share)	2007	2006	2005
Net Sales	$111.0	$—	$—
Cost of Goods Sold	58.7	—	—
Gross Profit	52.3	—	—
Operating Expenses	63.8	1.9	2.5
Operating (Loss)	(11.5)	(1.9)	(2.5)
Other Income (Expenses)	(53.7)	(11.1)	1.9
Loss before Income Taxes	(65.2)	(13.0)	(0.6)
Provision for Income Taxes (Benefit)	(0.7)	0.8	—
Net (Loss)	$(64.5)	$(13.8)	$(0.6)
Net (Loss) Available to Common Shares	$(101.7)	$(13.8)	$(0.6)
Net (Loss) Per Common Available Shares	$(4.12)	$(0.96)	$(0.16)

Net Sales:

Our net sales for the year ended December 31, 2007 was $111.0 million, which represents sales made after the acquisition of GFA.

Cost of Goods Sold:

The cost of goods sold for the year ended December 31, 2007 was $58.7 million, which represents the cost of sales made after the acquisition of GFA, resulting in a gross profit of $52.3 million, or 47.1% of net sales.

Operating Expenses:

Total operating expenses for the year ended December 31, 2007 was $63.8 million compared to $1.9 million for the corresponding period in 2006. The operating expenses for 2007 included selling, marketing and general and administrative expenses after the date of acquisition of GFA. Also included in operating expenses were approximately $6.7 million of stock-based compensation expense, as determined under Statement of Financial Reporting Standard (SFAS) No. 123R, and the costs associated with the release from escrow of the founders’ shares ($18.5 million) after our common stock closed at or above $11.50 for twenty out of thirty trading days. For the year ended December 31, 2006 and for the period from inception (May 31, 2005) to December 31, 2005, we had expenses related to the formation of the Company of $1.9 million and $.1 million, respectively, and, in 2005, an initial amount of $2.4 million for expenses settled in founders’ shares.

Operating (Loss):

We had operating losses of $11.5 million and $1.9 million for the years ended December 31, 2007 and 2006, respectively, and $2.5 million for the period from inception (May 31, 2005) through December 31, 2005 as a result of the items mentioned above.

Other Income (Expense):

We incurred other expenses of $53.7 million for the year ended December 31, 2007 compared to expenses of $11.1 million in the corresponding period in 2006. Included in the results for 2007 was a $45.6 million loss from derivative liabilities compared to a loss in the same period in 2006 of $15.3 million (see “Accounting for Warrants — Derivative Liability” located elsewhere in this Form 10-K). In addition, the results for 2007 included net interest expense of $7.2 million compared with interest income of $4.2 million in the same period in 2006. The increase in net interest expense in 2007 is due to the secured debt financing incurred in connection with our acquisition of GFA whereas, in 2006, we had interest income from the investment of the IPO proceeds held in trust during 2006. In 2005, we had gains from derivatives of $1.8 million and a small amount of interest income. We also had approximately $1.0 million of other expenses for the year ended December 31, 2007.

Income Taxes:

The provision for income taxes for the year ended 2007 was a benefit of $0.7 million compared with a provision of $0.8 million in year ended December 31, 2006. The provision or benefit is based on taxable income, which excludes the losses for derivatives and the expenses related to performance based founders’ shares released from escrow, which are not deductible for tax purposes. For the period from inception (May 31, 2005) through December 31, 2005, we had no provision or benefit because neither the derivative gains nor the expenses settled with founders’ stock were taxable or deductible for tax purposes.

Net (Loss):

Our net loss for the year ended December 31, 2007 was $64.5 million compared to a loss of $13.8 million in the corresponding period in 2006. The loss in the period from inception (May 31, 2005) through December 31, 2005 was $0.6 million.

Net (Loss) Available to Common Shares:

Our net loss available to common shares in 2007 was $101.7 million, which included a charge of $37.2 million for the accrual of dividends on Series A convertible preferred stock. Under the terms of the Series A convertible preferred stock, the holders of such shares were entitled to at least three years of dividends compounded quarterly in the event that we forced the conversion of the shares prior to three years after they were issued. On January 3, 2008, we forced the conversion of the Series A convertible preferred stock into common shares. Accordingly, we accrued the value of these shares to be distributed as the dividend earned at December 31, 2007. For both basic and diluted shares, our loss per common shares for 2007 was $4.12 compared with a loss in 2006 of $0.96 and 2005 of $0.16 per common share.

Cash Flows

The following discussion includes the cash flows of GFA, our wholly-owned subsidiary, from May 21, 2007 through December 31, 2007. Prior to the completion of the merger, we were a blank check company with no operations. Accordingly, the cash flows do not provide a meaningful comparison with the prior periods.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006 and for the Year Ended December 31, 2006 Compared to the Period from Inception (May 31, 2005) to the Year Ended December 31, 2005

Cash provided from operating activities was $0.7 million for the year ended December 31, 2007 compared to cash provided from operating activities of $2.4 million in the corresponding period in 2006. For the year ended December 31, 2007, we had a loss of $64.5 million, which included non-cash charges for derivative losses of $45.5 million, $6.7 million for stock based compensation expenses and $18.5 million for performance based founders’ shares released from escrow. Higher working capital needs in 2007 largely offset the benefit of these non-cash charges including depreciation and deferred income taxes. For the year ended December 31, 2006, the cash flow provided by operating activities resulted from interest income, which offset operating expenses. Cash flow from operating activities in 2005 was not meaningful.

Cash used in investing activities totaled $388.1 million during the year ended December 31, 2007, which was primarily from our acquisition of GFA of $486.2 million less the decrease of cash held in trust of $101.1 million. In 2006, we had a net use of $2.7 million, which resulted from the purchase of treasury bills in excess of the proceeds received. For 2005, cash used in investing activities was largely attributable to the purchase of treasury bills held in trust.

Cash provided by financing activities was $424.4 million for the year ended December 31, 2007 compared to a use of $0.7 million for the same period last year. 2007 included the proceeds from the issuance of our common and preferred stock of $107.5 million and $138.5 million, respectively, and the issuance of debt of $160.0 million, all of which was issued in conjunction with our acquisition of GFA. In addition, in December 2007, we received $76.5 million from the exercise of public warrants, of which approximately $40 million was used to repay debt. For 2006, the payment of offering costs accounted for the use of cash. In 2005, the cash provided from financing activities of $100.0 million was derived largely from the proceeds from the initial public offering.

Liquidity and Capital Resources

Liquidity:

Our liquidity and capital resource planning is largely dependent on the generation of operating cash flows, which is highly sensitive to changes in demand and to a lesser extent, pricing, for our major products. While changes in key operating costs, such as outsourced production, advertising, promotion and distribution, may adversely affect cash flows, we generate significant cash flows as demand for our products grows. Our principal liquidity requirements are to finance current operations, pay down existing indebtedness and fund future expansion. Currently, our primary source of liquidity requirements to meet these needs is cash generated by operations.

We believe that cash flows generated from operations, existing cash and cash equivalents, and borrowing capacity under the revolving credit facility should be sufficient to finance working capital requirements for our business for the foreseeable future. As of December 31, 2007, $20 million was available for borrowing under our revolving credit facility. Developing and bringing to market other new brands and business opportunities may require additional outside funding, which may require us to seek out additional borrowing arrangements.

Secured Debt Financing:

In conjunction with the GFA merger, on May 21, 2007, we entered into a loan arrangement with Banc of America Securities LLC and Bank of America, N.A. for $180 million in debt financing consisting of: (1) a $140 million first lien facility comprised of a $120 million term loan and a $20 million revolver and (2) a second lien facility comprised of a $40 million term loan. The first lien facility is secured by a first lien on all of our assets and the second lien facility is secured by a second lien on all of our assets. In December 2007, we made a $39.9 million principal pre-payment on its first lien facility as a result of the proceeds derived from the exercise of the public warrants. Through September 30, 2007, we paid $600,000 in principal payments on its first lien facility. In March 2008, we prepaid $30 million on our second lien facility, reducing the outstanding principal balance to $10 million.

The term loan of the first lien facility will mature on May 21, 2014 and the revolving loan under the first lien facility will mature on May 21, 2013. The term loan of the second lien facility will mature on November 18, 2014.

At our option, the interest rate on the first lien facility is LIBOR plus 3.25% per annum or the higher of (i) the Bank of America prime rate or (ii) the federal funds rate plus 0.50%, in either case plus an applicable margin. This applicable margin is determined in accordance with a pricing grid based on our leverage ratio. We opted to elect conversion of the first lien facility to an interest rate based on LIBOR plus an applicable margin of 3.25% per annum beginning July 1, 2007 which resulted in an interest rate of 8.09% at December 31, 2007. At our option, the interest rate on the second lien facility is LIBOR plus an applicable margin of 6.00% per annum or the higher of (i) the Bank of America prime rate or (ii) the federal funds rate plus 0.50%, in either case plus a margin of 5.00% per annum. We opted to elect conversion of the second lien facility to an interest rate based on LIBOR plus an applicable margin of 6.00% per annum, beginning July 1, 2007, which resulted in an interest rate at December 31, 2007 of 10.84%.

There is no prepayment penalty for optional prepayments of the first lien facility and the following penalties for optional prepayments on the second lien facility: 2.00% premium if prepaid the first year; 1.00%

premium if prepaid the second year; and no prepayment penalty thereafter. Mandatory prepayments under both facilities include 50% of excess cash flow (as defined in the credit agreement) and 50% of all net cash proceeds from the issuance of additional equity interests by us. In addition, the term loan of the first lien facility is subject to quarterly amortization of principal with 1.00% of the initial aggregate advances under such loan to be payable in each of the first six years and the remainder of the initial aggregate advance to be payable in a balloon payment at maturity.

The first and second lien credit facilities can be accelerated upon the occurrence of certain events, including:

•	nonpayment of debt including interest and fees;
•	failure to perform or observe covenants;
•	cross defaults to other indebtedness exceeding $5.0 million;
•	bankruptcy and insolvency; and
•	certain other events.

The first lien credit facility requires that the Company:

•	maintain a ratio of consolidated EBITDA to consolidated cash interest charges of at least 1.75 to 1, increasing to 3.00 to 1 over the term of the facility;
•	a leverage ratio for all of our debt which restricts us from allowing its total debt to be greater than 6.25 times its consolidated EBITDA, stepping down to 2.25 to 1 over the term of the facility; and
•	a leverage ratio which restricts us from allowing its consolidated first lien credit facility indebtedness to be greater than 4.5 times its consolidated EBITDA, stepping down to 1.25 to 1 over the term of the facility.

The second lien credit facility contains one financial covenant consisting of a leverage ratio for all debt which restricts us from allowing its total debt to be greater than 6.75 times its consolidated EBITDA, stepping down to 2.75 to 1 over the term of the facility. We were in compliance with all of our debt covenants at December 31, 2007.

Long term debt as of December 31, 2007 is as follows:

First lien term loan	$79,504,174
Second lien term loan	40,000,000	(1)
Total Debt:	119,504,174
Less: Current maturities	—
Total long term debt	$119,504,174

(1)	In March 2008, we paid $30 million against the second lien term loan. (See the section entitled “Subsequent Events” in the notes to financial statements located elsewhere in this report.)

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of December 31, 2007 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods. We expect to fund other commitments primarily with operating cash flows generated in the normal course of business.

Contractual Obligations

	Total	Due in Less than 1 Year	Due 1-3 Years	Due 3-5 Years	More than 5 Years
Building Leases(1)	$1,983,685	$386,933	$848,490	$748,262	$—
Oil and Peanuts Purchase Commitments(2)	20,424,816	20,424,816	—	—	—
Debt Obligations(3)	119,504,174	—	1,019,285	1,630,856	116,854,033
	$141,912,675	$20,811,749	$1,867,775	$2,379,118	$116,854,033

(1)	Includes: (i) a lease agreement for the lease of a new corporate office facility located in Paramus, NJ with an approximate five year life with the option to extend the lease for two additional five year terms, and (ii) three lease agreements for the lease of a new corporate office facility located in Niwot, Colorado with an approximate five year life with the option to extend each lease for 36 months.
(2)	Forward purchase commitments for a portion of the Company’s projected requirement for peanuts and for palm, soy and canola oil. These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price. Based on the most recent prices the Company realized, these commitments would total approximately $20.4 million as of December 31, 2007. The commitments are expected to be liquidated by September 30, 2008.
(3)	For more information on our debt obligations, see the section entitled “Secured Debt Financing” located elsewhere in this report.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Discussion of Results on an Operating Basis

Our GAAP financial information includes the results of GFA from the date of the acquisition (May 21, 2007) and, therefore, is not necessarily comparable for the prior periods presented. Accordingly, the information below presents historical periods on an “operating basis,” which excludes the operating expenses of Smart Balance (parent company) prior to the acquisition of GFA and includes only the operating results of GFA in periods prior to the date of acquisition. The accompanying table reconciles those results to GAAP results. We believe that this presentation allows investors more useful information because it more closely reflects the performance and expenses of the operating entity in both the current and prior periods presented.

In 2007, the GAAP operating loss includes certain incremental non-cash expenses related to the release of performance based shares from escrow, FAS 123R stock option expense and amortization that did not exist for GFA in prior periods. In order to provide a more meaningful comparison of operating performance with prior periods, we have removed those items from the 2007 operating basis results set forth below. Furthermore, in 2006 and 2005, operating loss for the parent company consisted largely of formation costs and other expenses incurred in seeking and evaluating potential business combinations. We have added these expenses back to the operating basis results below, as GFA incurred its own operating expenses for these periods, and the inclusion of the parent company’s expenses prior to the date of acquisition, which consisted primarily of formation expenses, make it difficult to compare operating results period to period. With the information as set forth below, we believe management and stockholders are better able to determine whether or not sales, gross profit or operating income of the acquired business have improved in 2007 compared with prior periods. The operating basis results provided below are intended to assist the reader in comparing the operating performance of the GFA business we acquired, for the periods before and after the acquisition. However, they do not indicate what actual consolidated results would have been had we acquired GFA on January 1, 2005.

The operating basis results should not be viewed in isolation or as a substitution for GAAP results.

($ in millions)	As Reported Form 10-K	Add GFA Results Prior to Acquisition	Adjustments(1)	Operating Basis
		(unaudited)	(unaudited)	(unaudited)
Year Ended December 31, 2007
Net Sales	$111.0	$64.4	$0.1	$175.5
Gross Profit	52.3	31.7	0.1	84.1
% of Net Sales	47.1%	49.2%	—	47.9%
Operating Income (loss)	(11.4)	12.7	1.1	2.4
Incremental non-cash expenses included in Operating Income (loss):
Performance based shares released from escrow	—	—	18.5	18.5
FAS 123R Stock Option Expense	—	—	6.7	6.7
Amortization and Depreciation	—	—	2.6	2.6
Operating Income (loss) excluding incremental non-cash expenses and parent company pre-acquisition expenses	$(11.4)	$12.7	$28.9	$30.2
% of Net Sales				17.2%
Year Ended December 31, 2006
Net Sales	$—	$137.4	$—	$137.4
Gross Profit	—	67.6	—	67.6
% of Net Sales	—	49.2%	—	49.2%
Operating Income (loss) excluding parent company pre-acquisition expenses	$(1.9)	$23.8	$1.9	$23.8
% of Net Sales				17.3%
Year Ended December 31, 2005
Net Sales	$—	$98.8	$—	$98.8
Gross Profit	—	51.0	—	51.0
% of Net Sales	—	51.6%	—	51.7%
Operating Income (loss) excluding parent company pre-acquisition expenses	$(2.5)	$15.1	$2.5	$15.1
% of Net Sales				15.3%

(1)	To remove parent company pre-acquisition expenses from results prior to the acquisition date. Parent company expenses incurred beginning May 21, 2007 remain included in operating basis results.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Sales.  Net sales increased 27.7% to $175.5 million in 2007, from $137.4 million in 2006, due to higher volumes and higher prices in almost all categories. The increase in volume was brought about by higher consumer demand for Smart Balance® buttery spreads, peanut butter, cooking oil, and mayonnaise and distribution gains for Smart Balance® items introduced in the prior year, notably peanut butter, cooking oil, and mayonnaise. Market shares for buttery spreads, peanut butter, cooking oil, and mayonnaise all increased versus the prior year. The gains in volume were slightly offset by lower volume in microwave popcorn due in large part to category contraction. Pricing increased on most items as input costs continued to rise throughout 2007. In the buttery spreads category, we announced average price increases for March and August, 2007, of 7.97% and 7.3%, respectively. There were no announced price increases in 2006. Items in test markets and new products accounted for less than 1% of sales in 2007, as timing of introductory trade and promotion costs reduced the impact of initial sales.

Gross Profit.  Gross profit increased 24.4% to $84.1 million in 2007 from $67.6 million in 2006 due primarily to higher sales volume. Gross profit as a percentage of net sales decreased to 47.8% in 2007 from 49.2% in 2006, as higher input costs were only partially offset by selling price increases. Input costs increased in all major commodities used in our products, notably in oils (e.g. soybean, palm fruit, and canola), which represent approximately 40% of cost of goods sold.

Operating Income (including incremental non-cash expenses).  Operating income declined $21.4 million to $2.4 million in 2007 from $23.8 million in 2006 as the gain due to higher sales volume was offset by increased general and administrative expenses and marketing investments. General and administrative expenses increased $29.3 million primarily due to $6.7 million in non-cash FAS 123R Stock Option expense and $18.5 million non-cash expense related to the release of performance based shares from escrow, $2.5 million for non-cash amortization of trademarks and higher infrastructure costs.

Operating Income (excluding incremental non-cash expenses).  Operating income less incremental non-cash expenses increased $6.4 million to $30.2 million in 2007 from $23.8 million in 2006 as the gain due to higher sales volume was partially offset by increases in selling, marketing, and general and administrative costs, as well as the net unfavorable impact of pricing and input cost increases.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net Sales.  Net sales increased 39.0% to $137.4 million in 2006, from $98.8 million in 2005, due to higher volumes in Smart Balance® buttery spreads and distribution expansion for Smart Balance® new items in peanut butter, cooking oil, popcorn, and mayonnaise. Market shares for buttery spreads increased versus the prior year. There were no announced price increases in 2006 and 2005.

Gross Profit.  Gross profit increased 32.5% to $67.6 million in 2006 from $51.0 million in 2005 due primarily to higher sales volume. Gross profit as a per cent of net sales decreased to 49.2% in 2006 from 51.7% in 2005 primarily due to higher raw material input costs.

Operating Income.  Operating income increased $8.7 million to $23.8 million in 2006 from $15.1 million in 2005 as the gain due to higher sales volume was partially offset by increases in selling, marketing, and general and administrative costs, as well as the unfavorable impact of input cost increases. Incremental non-cash expenses in 2006 and 2005 were not meaningful.

Supply, Availability and General Risk Conditions

We contract for significant amounts of soy, palm and canola oil products to support the needs of our brands. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. In addition, we contract for the manufacture of our products with several contract manufacturers. Two contract manufacturers produce nearly all of our Smart Balance® buttery spread products. Each of those manufacturers produce approximately one-half of the total production and one uses multiple facilities to service the required volume. We are dependent on these manufacturers for the necessary production capacity in order for us to meet our customer demands.

Seasonality and Quarterly Results

Our business is subject to seasonal fluctuations. Historically, significant portions of GFA’s net revenue and profits were, and may continue to be realized during the fourth quarter of our fiscal year, which includes cooler weather periods and the holiday season, both of which are conducive to baking, in which several of our products are utilized. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Critical Accounting Policies

Revenue Recognition

Revenue is recognized when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the receipt of product by the customer. The earnings process is complete once the customer order has been placed and approved and the product shipped has been received by the customer. Product is sold to customers on credit terms established on an individual basis. The credit factors used include historical performance, current economic conditions and the nature and volume of the product. We offer our customers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and co-op advertising; such amounts are estimated and recorded as a reduction in revenue. For interim reporting, we estimate the total annual sales incentives for most programs and record a pro rata share in proportion to revenue. We sell our products to customers without the right of return and are not obligated to accept any returns, and we have historically not accepted returns.

Goodwill

Goodwill will be tested annually for impairment or more frequently if events or changes in circumstances indicate that impairment may have occurred. The impairment analysis for goodwill will include a comparison of the our carrying value of our investment (including goodwill) to our estimated fair value. If the fair value does not exceed its carrying value, then an additional analysis will be performed to allocate the fair value to all assets and liabilities as if it had been acquired in a business combination and the fair value was its purchase price. If the fair value of our identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference.

Other Intangibles

Other intangibles are comprised of both definite and indefinite life intangible assets which are not amortized but are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. In assessing the recoverability of indefinite life intangible assets, we will make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.

An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, and economic or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to our future cash flows. In each reporting period, we will also evaluates the remaining useful life of an intangible asset that is not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.

We have determined that our Smart Balance® and Earth Balance® trademarks have an indefinite life and these assets are not being amortized. We believe that these trademarks, collectively, will contribute indefinitely to the cash flows of the Company. Certain other assets acquired, primarily patent technology, have been determined to have definite lives ranging from 10 to 20 years and their costs are being amortized over their expected lives.

We will generally expense legal and related costs incurred in defending or protecting our intellectual property unless we can demonstrate that such costs added economic value to the business enterprise in which case the Company will capitalize such costs as part of intangible assets. The primary consideration in making this determination is whether or not we can legally demonstrate that it has been successful in defending itself against such intellectual property challenges. The second consideration for capitalization will be that such costs have, in fact, increased the economic value of our intellectual property. Legal defense costs which don’t meet the above criteria will be expensed as incurred. Recovery of legal defense costs as part of a settlement agreement will be recorded as a reduction of capitalized legal costs with any excess recorded in income.

Derivative Instruments

We recognize derivatives as either assets or liabilities and measure those instruments at fair value. The accounting for changes in fair value is included in earnings when the hedged exposure affects earnings. We use interest rate swaps to cover exposure to changes in interest rates.

Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes.

In January 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The adoption of FIN 48 did not have a material effect on our results of operations or financial condition.

Accounting for Warrants — Derivative Liability

On December 21, 2005, we consummated our offering of 12,760,840 units. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitled the holder to purchase from the Company one share of its common stock at an exercise price of $6.00. In addition, certain initial shareholders of the Company purchased 1,000,000 warrants for $1.70 per warrant with an exercise price of $6.00 per share.

It was determined that the public warrants were derivative liabilities under the guidance of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as these warrants could potentially require net cash settlement. The public warrants began trading separately from the units in January 2006. Consequently, the fair value of these warrants was estimated at the market price of a warrant at each period end. To the extent that the market price increased or decreased, our derivative liabilities also increased or decreased, with a corresponding effect on the Company’s consolidated statement of operations. The net change in the valuation from December 31, 2006 through the redemption date of $45.6 million was recorded as a non-operating loss. When the public warrants were exercised, we removed the total derivative liability by reclassifying it to additional paid in capital.

In early October 2007, we notified the warrant holders that the public warrants would be redeemed, effective December 3, unless exercised. Almost all of the public warrants were exercised with the Company receiving approximately $76.5 million of cash, which was used to pay down approximately $40 million of debt.

Acquisitions

We have accounted for the GFA acquisition using the purchase method of accounting. Under the purchase method, our consolidated financial statements reflect the operations of GFA starting from the date of the acquisition, May 21, 2007. In addition, the assets acquired and liabilities assumed were recorded at the date of acquisition at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill.

Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. Accordingly, we obtained the assistance of third-party valuation specialists for significant terms. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain.

We typically use an income method to estimate the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants, and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product life cycles, economic barriers to entry, a brand’s relative market position and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

Share-Based Compensation Expense

In conjunction with the acquisition of GFA on May 21, 2007, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. For 2007, employee share-based compensation expense was $6.7 million.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides for an election to expand the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted by us in the first quarter of fiscal year 2008. We are determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS No. 159 will have on its results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired, and establishes that acquisition costs will be generally expensed as incurred. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our year beginning January 1, 2009. The adoption of SFAS 141R will not have an impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51” (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to our year beginning January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks due primarily to changes in interest rates, which we manage primarily by managing the maturities of its financial instruments. We do not use derivatives to alter the interest characteristics of our financial instruments.

We purchase significant amounts of soy, palm and canola oil products to support the needs of our brands. The price and availability of these commodities directly impacts the results of operations and can be expected to impact the future results of operations. We do not engage in any hedging activities because we enter into agreements that qualify as normal purchases and sales in the normal course of business. Accordingly, the agreements do not qualify as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Based on the most recent prices for soy, palm and canola oil products, we would have commitments of $20.4 million.

In conjunction with the fixed-rate debt arrangements noted above, the Company entered into notional $80,000,000 of interest rate swaps on August 16, 2007 which are designed to fix the interest rate of the variable rate debt. Under these swaps, the Company receives the difference between its fixed-rate interest payments and floating-rate payments based on LIBOR. The effect of this is to convert floating-rate interest expense based on LIBOR into fixed-rate interest expense. The arrangements settle on the last day of each calendar quarter. For the quarter ended December 31, 2007, the Company paid 5.05% and received 5.36% with the benefit reducing interest expense by $26,866.

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

Item 8. Consolidated Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are listed in Part IV, Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures.  Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of December 31, 2007, our Chief Executive Officer and Principal Financial and Accounting Officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal control over financial reporting.  This annual report does not include a report of management’s assessment regarding internal control over financial reporting. The Company was previously a blank check company with the objective to acquire an operating business. On May 21, 2007, the Company completed a merger with GFA Holdings. Although the Company had internal controls in place at the time of the merger, the documentation and testing of the controls were not relevant to the Company combined with GFA. Management is reorganizing the Company and implementing new controls applicable to the combined Company. While our management is responsible for establishing and maintaining adequate internal control over financial reporting, due to our merger with GFA in mid 2007, management has excluded the assessment of all of the Company’s internal controls over financial reporting and has not conducted, and is not required to conduct, an evaluation or assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. Management considers the acquisition of GFA to be material and significant to the Company’s consolidated financial statements. Although the Company is not currently required to be in compliance with section 404 of Sarbanes-Oxley, management expects to be compliant with the requirements during 2008.

Changes in Internal Control Over Financial Reporting.  During the fiscal quarter ended December 31, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors, executive officers and corporate governance is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2008 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 29, 2008.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2008 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 29, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2008 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 29, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2008 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 29, 2008.

Item 14. Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2008 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 29, 2008.

PART IV

Item 15. Exhibits; Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules. Smart Balance’s 2007 financial statements and financial statement schedule, together with the report of Ehrhardt Keefe Steiner & Hottman PC are listed on the index preceding the financial statements at the end of this report.

(b) Exhibits.

Exhibit No.	Description
2.1.1	Agreement and Plan of Merger by and among Boulder Specialty Brands, Inc., BSB Acquisition Co., Inc., GFA Holdings, Inc., and Stockholders’ Representative dated as of September 25, 2006
2.1.2	Letter Agreement dated as of February 15, 2007 between Boulder Specialty Brands, Inc., TSG4, L.P. (as shareholders’ representative), GFA Holdings, Inc., and BSB Acquisition Co., Inc. to amend the Merger Agreement(3)
4.1	Restated Certificate of Incorporation of Smart Balance, Inc.(6)
4.2	Form of Investor Warrant
10.1.1	Form of Letter Agreement among Boulder Specialty Brands, Inc., Roth Capital Partners, LLC and Stephen B. Hughes(2)
10.1.2	Form of Letter Agreement among Boulder Specialty Brands, Inc., Roth Capital Partners, LLC and James E. Lewis(2)
10.2	Letter Agreement among Boulder Specialty Brands, Inc., Roth Capital Partners, LLC and William E. Hooper(2)
10.3	Letter Agreement among Boulder Specialty Brands, Inc., Roth Capital Partners, LLC and Robert F. McCarthy(2)
10.4	Letter Agreement among Boulder Specialty Brands, Inc., Roth Capital Partners, LLC and Michael R. O’Brien(2)
10.5	Letter Agreement among Boulder Specialty Brands, Inc., Roth Capital Partners, LLC and Gerald J. Laber(2)
10.6	Letter Agreement among Boulder Specialty Brands, Inc., Roth Capital Partners, LLC and John T. Stofko(2)
10.7	Letter Agreement among Boulder Specialty Brands, Inc., Roth Capital Partners, LLC and Caroline Elise Hughes Irrevocable Trust(2)
10.8	Letter Agreement among Boulder Specialty Brands, Inc., Roth Capital Partners, LLC and John Trevelyn Hughes Irrevocable Trust(2)
10.9	Letter Agreement among Boulder Specialty Brands, Inc., Roth Capital Partners, LLC and Henry Thomas Hughes Irrevocable Trust(2)
10.10	Letter Agreement among Boulder Specialty Brands, Inc., Roth Capital Partners, LLC and Stephen Feldhaus(2)
10.11	Letter Agreement among Boulder Specialty Brands, Inc., Roth Capital Partners, LLC and Janis M. Lewis(2)
10.12	Letter Agreement among Boulder Specialty Brands, Inc., Roth Capital Partners, LLC and Jeffrey R. Nieder(2)
10.13	Letter Agreement among Boulder Specialty Brands, Inc., Roth Capital Partners, LLC and Peter Mazula(2)

Exhibit No.	Description
10.14	Letter Agreement among Boulder Specialty Brands, Inc., Roth Capital Partners, LLC and Lee Anne Lewis(2)
10.15	Promissory Note, dated June 21, 2005, issued to Stephen B. Hughes(2)
10.16	Promissory Note, dated June 21, 2005, issued to James E. Lewis(2)
10.17	Letter Agreement among Boulder Specialty Brands, Inc., Hughes Consulting, Inc. and JELTEX Holdings, LLC(2)
10.18	Form of Registration Rights Agreement among Boulder Specialty Brands, Inc. and the Initial Stockholders(2)
10.19	Form of Founding Director Warrant Purchase Agreement among Boulder Specialty Brands, Inc., Messrs. Stephen B. Hughes and James E. Lewis, certain Directors of Boulder Specialty Brands, Inc. and a Senior Advisor(2)*
10.20	Form of Indemnity Agreement between Boulder Specialty Brands, Inc. and each of its directors and executive officers(2)*
10.21	Form of Stock Escrow Agreement among Boulder Specialty Brands, Inc., the Initial Stockholders, and Continental Stock Transfer & Trust Company(2)
10.22	Form of Investment Management Trust Agreement by and between Boulder Specialty Brands, Inc. and Continental Stock Transfer & Trust Company(2)
10.24	Form of Letter Agreement among Boulder Specialty Brands, Inc., Roth Capital Partners, LLC and Robert J. Gillespie(2)
10.26	Letter Agreement between Boulder Specialty Brands, Inc., Roth Capital Partners, LLC and Robyn L. Duda(2)
10.27	Letter Agreement between Boulder Specialty Brands, Inc., Roth Capital Partners, LLC and Earl E. Hoellen(2)
10.28	Form of Non-Compete Agreement between Boulder Specialty Brands, Inc. and each of its officers and directors(2)*
10.29	Form of Letter Agreement between Boulder Specialty Brands, Inc., Citigroup Global Markets Inc. and Robert S. Gluck(2)
10.30	Form of Lockup Agreement among Citigroup Global Markets Inc. and the Initial Stockholders of Boulder Specialty Brands, Inc.(2)
10.31	Contractor Agreement between Boulder Specialty Brands, Inc. and Christopher Wolf dated February 6, 2006(4)
10.38	Promissory Note dated February 15, 2007 executed by Boulder Specialty Brands, Inc. in favor of Stephen B. Hughes(3)
10.39.1	Securities Purchase Agreement between Boulder Specialty Brands, Inc. and certain investors dated as of September 25, 2006
10.39.2	Letter Agreement dated as of February 15, 2007 between Boulder Specialty Brands, Inc. and certain investors to amend the Purchase Agreement(3)
10.40	First Lien Credit Agreement dated as of May 21, 2007 among BSB Acquisition Co., Inc., as borrower, Boulder Specialty Brands, Inc., as holdings, Bank of America, N.A., as administrative agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto and Banc of America Securities LLC, as sole lead arranger and sole book manager(6)

Exhibit No.	Description
10.41	Second Lien Credit Agreement dated as of May 21, 2007 among BSB Acquisition Co., Inc., as borrower, Boulder Specialty Brands, Inc., as holdings, Bank of America, N.A., as administrative agent, and the other lenders party thereto and Banc of America Securities LLC, as sole lead arranger and sole book manager(6)
10.42	Form of Registration Rights Agreement between Boulder Specialty Brands, Inc. and certain investors
10.43	Smart Balance, Inc. Stock and Awards Plan(5)*
10.44	Processing and Packaging Agreement dated as of January 7, 2003, by and between GFA Brands, Inc. and Creative Foods LLC(6)
10.45	License Agreement dated as of June 18, 1996, by and between Brandeis University and GFA Brands, Inc.(6)
10.46	Manufacturing Agreement for Margarine and Spreads dated March 2, 2007 by and between GFA Brands, Inc. and Ventura Foods, LLC(6)
10.47	Form of Stock Option Award Agreement(6)*
10.48	Form of Change of Control Agreement*
21.1	Subsidiaries
23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our current report on Form 8-K, filed with the SEC on September 27, 2007.
(2)	Incorporated by reference to our registration statement on Form S-1 or amendments thereto (File No. 333-126364).
(3)	Incorporated by reference to our current report on Form 8-K, filed with the SEC on February 16, 2007.
(4)	Incorporated by reference to our current report on Form 8-K filed with the SEC on February 10, 2006.
(5)	Incorporated by reference to our Definitive Proxy Statement filed with the SEC on April 27, 2007.
(6)	Incorporated by reference to our current report on Form 8-K filed with the SEC on May 25, 2007.
*	Management remuneration contract.

ANNUAL REPORT INFORMATION

Executive Officers and Directors

Certain information regarding our directors and executive officers is provided below:

Name	Title
Stephen B. Hughes	Chairman of the Board, Chief Executive Officer and Director
Robert S. Gluck	Vice Chairman, Chief Operating Officer and Director
Alan S. Gever	Executive Vice President and Chief Financial Officer
John F. Konzelmann	Vice President, Controller and Principal Accounting Officer
Robert J. Gillespie	Director
William E. Hooper	Director
Gerald J. Laber	Director
James B. Leighton	Director
James E. Lewis	Director
Robert F. McCarthy	Director
Michael R. O’Brien	Director

Mr. Gillespie is a private investor and the principal of Westmount Investments, LLC. Mr. Hooper is a marketing consultant and the principal of Hooper Consulting LLC. Mr. Laber is president of The Catholic Foundation. Mr. Leighton is senior vice president of operations and supply chain management for Perdue Farms Incorporated, . Mr. Lewis is a certified public accountant and the chairman and CEO of Jeltex Holdings, LLC. Mr. McCarthy is a self-employed consultant and private investor. Mr. O’Brien is a consultant to and chairman emeritus of Catalina Marketing Corporation.

Stock Performance Graph

The performance graph furnished below compares the annual cumulative total stockholder return (assuming reinvestment of dividends) from investing $100 on January 23, 2006 in each of (i) our common stock, (ii) a peer group index consisting of the S&P Packaged Foods & Meats Index, and (iii) the S&P SmallCap 600 Index. We completed our initial public offering on December 21, 2005. We sold 12,760,840 units (consisting of one share of common stock and one public warrant to purchase common stock) in our initial public offering. The units became separable on January 23, 2006. Prior to January 23, 2006, there was no established public trading market for our common stock. For compatibility purposes, the performance graph below compares the total return from our common stock beginning January 23, 2006. To date, we have not paid dividends, and no dividends are included in the representation of our performance.

The stock price performance on the graph below is not necessarily indicative of future price performance.

The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of March, 2008.

SMART BALANCE, INC.

By:	/s/ Stephen B. Hughes Stephen B. Hughes Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date
/s/ Stephen B. Hughes Stephen B. Hughes	Chairman and Chief Executive Officer, Director	March 14, 2008
/s/ Robert S. Gluck Robert S. Gluck	Vice Chairman and Chief Operating Officer, Director	March 14, 2008
/s/ Alan S. Gever Alan S. Gever	Executive Vice President and Chief Financial Officer	March 14, 2008
/s/ John F. Konzelmann John F. Konzelmann	Vice President, Controller and Principal Accounting Officer	March 14, 2008
/s/ James E. Lewis James E. Lewis	Director	March 14, 2008
/s/ Robert J. Gillespie Robert J. Gillespie	Director	March 14, 2008
/s/ Gerald J. Laber Gerald J. Laber	Director	March 14, 2008
/s/ Robert F. McCarthy Robert F. McCarthy	Director	March 14, 2008
/s/ James B. Leighton James B. Leighton	Director	March 14, 2008
/s/ Michael R. O’Brien Michael R. O’Brien	Director	March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Smart Balance, Inc. and Subsidiary
Paramus, New Jersey

We have audited the accompanying consolidated balance sheets of Smart Balance, Inc. and Subsidiary (formerly known as Boulder Specialty Brands, Inc.) (the “Company”), as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2007, December 31, 2006 and for the period May 31, 2005 (inception) to December 31, 2005. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007, 2006 and for the period May 31, 2005 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC

March 12, 2008
Boulder, Colorado

SMART BALANCE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$37,648,754	$569,142
Investments held in trust – restricted	—	101,073,611
Accounts receivable, net of allowance of $228,871	11,733,117	—
Accounts receivable – other	799,470	141,260
Inventories	7,202,198	—
Prepaid taxes	6,517,833	—
Prepaid expenses and other assets	1,454,866	354,077
Deferred tax asset	1,079,509	555,283
Total current assets	66,435,747	102,693,373
Property and equipment, net	1,805,331	—
Other assets:
Goodwill	374,885,923	—
Intangible assets, net	159,645,634	—
Deferred costs, net	3,519,412	3,589,990
Other assets	74,975	800
Total other assets	538,125,944	3,590,790
Total assets	$606,367,022	$106,284,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$20,355,419	$4,798,884
Advances from stockholders	—	206,276
Income taxes payable	1,035,149	—
Deferred underwriting fees	—	3,573,035
Derivative liability	—	32,284,925
Total current liabilities	21,390,568	40,863,120
Deferred interest income	—	432,623
Long term debt	119,504,174	—
Deferred tax liability	53,293,528	—
Total liabilities	194,188,270	41,295,743
Commitment and contingencies
Common stock, subject to possible conversion, 2,550,892 shares at conversion value	—	19,661,116
Stockholders' equity
Series A Convertible Preferred stock, $.0001 par value, 50,000,000 shares authorized; 15,388,889 issued and outstanding, liquidation preference, $175,659,013 (converted on January 3, 2008)	175,659,013	—
Common stock, $.0001 par value, 250,000,000 shares authorized; 43,113,863 (2007) and 15,951,050 (2006) issued and outstanding (including 2,550,892 shares subject to conversion at December 31, 2006)	4,311	1,595
Additional paid in capital	315,479,759	59,741,972
Retained deficit	(78,964,331)	(14,416,263)
Total stockholders' equity	412,178,752	45,327,304
Total liabilities and stockholders' equity	$606,367,022	$106,284,163

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2007	Year Ended December 31, 2006	From May 31, 2005 (Inception) to December 31, 2005
Net sales	$111,038,295	$—	$—
Cost of goods sold	58,715,013	—	—
Gross profit	52,323,282	—	—
Operating expenses:
Marketing	15,118,184	—	—
Selling	12,268,066	—	—
General and administrative	17,931,109	—	—
Expenses settled with founders’ stock	—	—	2,359,856
Performance based shares released from escrow	18,455,815	—	—
Formation and operating costs	—	1,924,602	109,554
Total operating expenses	63,773,174	1,924,602	2,469,410
Operating loss	(11,449,892)	(1,924,602)	(2,469,410)
Other income (expense):
Interest income	2,449,614	4,220,026	23,742
Interest expense	(9,677,881)	—	—
(Loss) gain on derivative liability	(45,556,199)	(15,266,445)	1,808,566
Other expense, net	(1,019,607)	—	—
Total other income (expense)	(53,804,073)	(11,046,419)	1,832,308
Loss before income taxes	(65,253,965)	(12,971,021)	(637,102)
(Benefit) provision for income taxes	(705,897)	808,140	—
Net loss	$(64,548,068)	$(13,779,161)	$(637,102)
Less: Unpaid dividends on convertible preferred stock	$37,159,011	$—	$—
Net loss available for common shares	$(101,707,079)	$(13,779,161)	$(637,102)
Net loss per share – basic and diluted	$(4.12)	$(0.96)	$(0.16)
Weighted average shares outstanding – basic and diluted	24,667,344	14,355,945	4,025,031

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	Year Ended December 31, 2006	From May 31, 2005 (Inception) to December 31, 2005
Cash flows from operating activities
Net (loss)	$(64,548,068)	$(13,779,161)	$(637,102)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	4,023,543	—	—
Deferred income taxes	(2,767,763)	(555,283)	—
Accrued interest receivable in trust	—	(117,840)	(23,420)
Stock based compensation	6,689,477	—	—
Expenses settled with founders’ stock	—	—	2,359,856
Performance based shares released from escrow	18,455,815	—	—
Increase (decrease) in derivative liabilities	45,556,199	15,266,445	(1,808,566)
Deferred interest income	(432,623)	432,623	—
Changes in assets and liabilities:
Accounts receivable	(619,994)	—	—
Inventories	(2,417,075)	—	—
Prepaid expenses and other current assets	(3,071,788)	(1,237)	(352,840)
Accounts payable and accrued expenses	(151,162)	1,173,673	461,583
Net cash provided by (used in) operating activities	716,561	2,419,220	(489)
Cash flows from investing activities
Purchase of GFA	(486,228,418)	—	—
Purchase of property and equipment	(1,744,002)	—	(800)
Purchase of intangible assets	(1,152,483)	—	—
Proceeds from maturity of treasury bills – held in trust	—	698,691,157	—
Purchase of treasury bills – held in trust	—	(701,408,491)	(98,354,251)
(Increase) decrease in cash held in trust	101,073,611	(1,519)	(504)
Net cash (used in) investing activities	(388,051,292)	(2,718,853)	(98,355,555)
Cash flows from financing activities
Proceeds from issuance of long term debt	160,000,000	—	—
Repayment of debt	(40,495,826)	—	—
Proceeds from issuance of common stock	107,500,002	—	25,000
Proceeds from issuance of preferred stock	138,500,001	—	—
Proceeds from sale of warrants	76,515,668	—	1,700,000
Proceeds from notes payable to stockholders	—	—	200,000
Payments on notes payable to stockholders	—	—	(200,000)
Gross proceeds from public offering	—	—	102,086,720
Payments for offering and loan costs	(17,399,226)	(811,441)	(3,981,736)
Proceeds from (repayment of) advances from stockholders	(206,276)	131,607	74,669
Net cash provided by (used in) financing activities	424,414,343	(679,834)	99,904,653
Net increase (decrease) in cash for the period	37,079,612	(979,467)	1,548,609
Cash – Beginning of period	569,142	1,548,609	—
Cash – End of period	$37,648,754	$569,142	$1,548,609
Supplemental disclosure of cash flow information:
Accrual of deferred acquisition costs	$—	$3,163,628	$—
Accrual of initial offering costs	$—	$—	$380,229
Accrual of deferred underwriting fees	$—	$—	$3,573,035
Accrual of derivative liability associated with warrants	$—	$—	$18,827,046
Accrued dividend on Series A preferred stock	$37,159,011	$—	$—
Cash paid during the year for:
Income taxes, net of refunds	$4,583,244	$1,020,000	$—
Interest	$9,214,891	$—	$—

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the period from May 31, 2005 (inception) to December 31, 2007

	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount
May 31, 2005 Inception
Initial capitalization – founding stockholders for cash			3,190,210	$319	$24,681		$25,000
Sale of 12,780,840 units, net of underwriting discount and offering expenses (including 2,550,892 shares subject to possible conversion)			12,760,840	1,276	94,150,444		94,151,720
Proceeds subject to possible conversion of 2,550,892 shares					(19,661,116)		(19,661,116)
Reduction of equity related to warrant liability					(18,827,046)		(18,827,046)
Proceeds from issuance of warrants					1,700,000		1,700,000
Expenses settled with founders’ stock					2,359,856		2,359,856
Net loss for the period						$(637,102)	(637,102)
Balance at December 31, 2005	—	$—	15,951,050	$1,595	$59,746,819	$(637,102)	$59,111,312
Issuance costs					(4,847)		(4,847)
Net loss for the year						(13,779,161)	(13,779,161)
Balance at December 31, 2006	—	$—	15,951,050	$1,595	$59,741,972	$(14,416,263)	$45,327,304
Issuance of Series A convertible preferred shares	15,388,899	$138,500,002					$138,500,002
Issuance of common stock			14,410,188	1,441	107,498,561		107,500,002
Proceeds from public warrants			12,752,625	1,275	76,514,393		76,515,668
Stock compensation expense					6,689,477		6,689,477
Conversion of common stock held in escrow					19,661,116		19,661,116
Equity issuance costs					(13,763,685)		(13,763,685)
Performance based shares released from escrow					18,455,815		18,455,815
Reclassification of derivative liability on warrants to equity					77,841,121		77,841,121
Accrued dividend on convertible preferred stock		37,159,011			(37,159,011)		—
Net loss						(64,548,068)	(64,548,068)
Balance at December 31, 2007	15,388,899	$175,659,013	43,113,863	$4,311	$315,479,759	$(78,964,331)	$412,178,752

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
  Notes to Consolidated Financial Statements

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

Immediately following the merger, Boulder changed its name to Smart Balance, Inc. All references to Smart Balance, Inc. (or the “Company”) herein include the predecessor company Boulder.

Basis of presentation

The consolidated financial statements included herein reflect the acquisition of GFA on May 21, 2007, with results of operations included from that date and the estimated fair value of the net assets of GFA included on May 21, 2007 (see note 2). Prior to May 21, 2007, the Company was a blank check company with no operating activities, whose sole purpose was to serve as a vehicle for an acquisition in the consumer foods or beverage industry. The Company was capitalized through an initial public offering on December 21, 2005, which raised approximately $96 million. Of this amount, approximately 96% was placed in a trust account until an acquisition was completed or until the Company was liquidated, as required by its charter.

2. Merger with GFA

On May 21, 2007, the Company, as part of the merger agreement, acquired 100% of the stock of GFA Holdings, Inc., the parent company of GFA Brands, Inc. GFA Brands, Inc. sells and markets consumer foods products (primarily dairy products) under the Smart Balance® and Earth Balance® brand names to regional and national grocery stores. Concurrent with this acquisition, the Company changed its name to Smart Balance, Inc. The cost of the acquisition was approximately $491 million. Prior to the merger, the Company was a blank check company whose sole purpose was to acquire a consumer foods or beverage company. After analyzing several alternative opportunities, the Company acquired GFA Brands, Inc. because of its leading brand name products.

Under the GFA merger agreement, stockholders of GFA Holdings were paid an aggregate of $491.4 million in cash which included the assumption of post-closing bonus payments, net of tax benefits. The acquisition cost was paid with: (i) $101.1 million of cash held in a trust account established in connection with the Company’s initial public offering; (ii) the net proceeds of a private placement (see note 16) of $246.0 million ($107.5 million for common stock and $138.5 million for the Series A convertible preferred stock together with the investor warrants); and (iii) proceeds from a secured debt financing (see note 7) of $160.0 million.

The purchase price consists of the following:

Cash purchase price (excluding bonus assumption)	$466,802,920
Acquisition costs	9,640,806
Total purchase price	$476,443,726

SMART BALANCE, INC. AND SUBSIDIARY
  Notes to Consolidated Financial Statements

2. Merger with GFA  – (continued)

The Company’s purchase price allocation, subject to final adjustment, for the net assets acquired is as follows:

Cash	$16,675,065
Accounts receivable	11,362,725
Inventories	4,657,010
Prepaid assets	5,153,157
Other assets	160,599
Intangible assets	161,000,000
Goodwill	374,885,923
Total assets	573,894,479
Accounts payable, accrued expenses and other liabilities	40,163,743
Deferred taxes and other	57,287,010
Total liabilities assumed	97,450,753
Net assets acquired	$476,443,726

The weighted average amortization period is approximately 10.2 years. The amount of goodwill which is carried over from a predecessor acquisition and is deductible for tax purposes is $48.8 million.

Selected Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company for the years ended December 31, 2007 and 2006, as though the GFA merger had occurred as of the beginning of each applicable fiscal year. Net sales reflect the reclassification of certain trade and consumer promotion expenditures that had previously been classified as selling, general and administrative expenses. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of the period presented, or that may result in the future.

	Year Ended December 31, 2007 Pro forma	Year Ended December 31, 2006 Pro forma
Net sales	$175,562,021	$137,404,155
Operating income (loss)	(853,895)	16,654,428
Net (loss)	(57,940,049)	(16,807,668)
Less: Unpaid dividends on cumulative preferred shares	37,159,011	37,159,011
Net (loss) available for EPS	(95,099,060)	(53,966,679)
(Loss) per share	$(3.15)	$(1.88)
Weighted average shares outstanding	30,194,539	28,766,133

3. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2007 and 2006, the Company did not have any cash equivalents.

Investments Held in Trust

At December 31, 2006, the investments held in trust consisted principally of short term Treasury Bills. The Company had the ability and the intent to hold its investments until maturity. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, the Company carries its investments at cost. At December 31, 2006, the cost of the investments approximated the fair value of the investments.

SMART BALANCE, INC. AND SUBSIDIARY
  Notes to Consolidated Financial Statements

3. Summary of Significant Accounting Policies  – (continued)

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

Goodwill

Goodwill will be tested annually for impairment or more frequently if events or changes in circumstances indicate that impairment may have occurred. The impairment analysis for goodwill will include a comparison of the Company’s carrying value (including goodwill) to the Company’s estimated fair value. If the fair value of the Company does not exceed its carrying value, then an additional analysis is performed to allocate the fair value to all assets and liabilities of the Company as if the Company had been acquired in a business combination and the fair value was its purchase price. If the excess of the fair value of the Company over the fair value of its identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference. As of December 31, 2007, management does not believe there are any indications of impairment, and thus, the Company has not recorded an impairment of goodwill.

Intangible Assets

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

The Company has determined that its Smart Balance® and Earth Balance® trademarks have an indefinite life and accordingly these assets are not being amortized. Certain other assets acquired, primarily patent technology, have been determined to have definite lives ranging from 10 to 20 years and their costs are being amortized over their expected lives.

The Company generally expenses legal and related costs incurred in defending or protecting its intellectual property unless it can be established that such costs have added economic value to the business

SMART BALANCE, INC. AND SUBSIDIARY
  Notes to Consolidated Financial Statements

3. Summary of Significant Accounting Policies  – (continued)

enterprise, in which case the Company capitalizes the costs incurred as part of intangible assets. The primary consideration in making the determination of whether to capitalize the costs is whether the Company can prove that it has been successful in defending itself against such intellectual property challenges. The second consideration for capitalization is whether such costs have, in fact, increased the economic value of the Company’s intellectual property. Legal defense costs that do not meet the considerations described above will be expensed as incurred. Recovery of legal expenses as part of a settlement agreement will be recorded as a reduction of capitalized legal fees with any excess recorded as income. During 2007, the Company capitalized approximately $1.2 million of legal defense costs. These costs related to a challenge to the use of the Smart Balance trademark for new product lines which the Company successfully defended. The successful defense should significantly expand the Company’s potential profitability.

Shipping and Handling Costs

Shipping and handling costs for 2007 were approximately $6.0 million and were included in selling expense.

Deferred Costs

Costs related to the acquisition of GFA were deferred through the date of acquisition. These costs included, principally, accounting fees, legal fees and other fees, which were allocated to the purchase price; private placement fees and deferred offering costs. Deferred offering costs related to the private placement were recorded as a reduction of equity upon the completion of the merger transaction. Deferred loan costs associated with the secured debt financing are being amortized over the life of debt, using the effective interest method.

Revenue Recognition

Revenue is recognized when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the receipt of product by the customer. The earnings process is complete once the customer order has been placed and approved and the product shipped has been received by the customer. Product is sold to customers on credit terms established on an individual basis. The credit factors used include historical performance, current economic conditions and the nature and volume of the product. The Company offers its customers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and co-op advertising; such amounts are estimated and recorded as a reduction in revenue. For interim reporting, the Company estimates the total annual sales incentives for most programs and records a pro rata share in proportion to revenue. The Company sells their products to customers without the right of return and is not obligated to accept any returns, and has historically not accepted returns.

Warrants – Derivative Liability

Common Stock Units:

On December 21, 2005, the Company consummated its initial public offering of 12,760,840 units. Each unit consists of one share of common stock and one redeemable common stock purchase warrant (which we refer to as public warrants). Each public warrant entitled the holder to purchase from the Company one share of its common stock at an exercise price of $6.00. In addition, certain initial shareholders of the Company purchased 1,000,000 warrants for $1.70 per warrant with an exercise price of $6.00 per share (the “Founding Director Warrants”).

Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of Statement of Financial Accounting Standard No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended, a contract

SMART BALANCE, INC. AND SUBSIDIARY
  Notes to Consolidated Financial Statements

3. Summary of Significant Accounting Policies  – (continued)

designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the 12,760,840 public warrants were separately accounted for as liabilities and the 1,000,000 founding director warrants are accounted for as equity.

SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, paragraph 11 (a) of SFAS No. 133 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position from being treated as derivative instruments. While the public warrants are indexed to the Company’s common stock, the fact that the shares underlying the warrants require that they are settled in registered shares requires the Company to classify these instruments as a liability in accordance with EITF 00-19 paragraph 14. This derivative liability is adjusted to fair value, and any changes are recorded as non-operating gains or losses.

The public warrants began trading separately from the units in January 2006. Consequently, the fair value of these warrants was estimated at the market price of a warrant at each period end. To the extent that the market price increased or decreased, the Company’s derivative liabilities also increased or decreased, with a corresponding effect on the Company’s consolidated statement of operations. The net change in the valuation from December 31, 2006 through the redemption date of $45.6 million was recorded as a non-operating loss.

On October 31, 2007, the Company called for redemption of all of its outstanding public warrants to purchase common stock for $.01 per warrant. Under the terms of the warrant agreement, the holders of the warrants had thirty days to exercise the warrants once called. Each public warrant entitled the holder to purchase one share of common stock of the Company at a price of $6.00 per public warrant share exercised. The majority of the public warrants were exercised by early December. The fair value of these warrants on the date the redemption was announced was $6.10 per warrant which resulted in a decrease in the derivative liability from September 30, 2007 of $4,976,728 with a corresponding effect on the Company’s consolidated statement of operations. The remaining balance of $77,841,121 reclassified from derivative liability to additional paid in capital.

Series A Convertible Preferred Stock:

In connection with the acquisition of GFA, the Company entered into a private placement transaction for common stock and Series A convertible preferred stock together with investor warrants, pursuant to a Securities Purchase Agreement dated September 25, 2006, as amended by letter agreement, dated February 15, 2007. The Agreement included 14,410,188 of shares of common stock and 15,388,889 of Series A convertible preferred stock along with an equal number of investor warrants (the “Series A Warrants”). The Series A Warrants were determined to have a de minimis value as the Company has assessed the probability very low that the warrants would ever be exercisable. The net proceeds of approximately $246 million received by the Company were used to fund a portion of the acquisition costs of GFA.

The Company has made a determination under the guidance of EITF 00-19 that the conversion feature and the anti-dilution rights were not derivatives and therefore no fair value measurement was required.

The Company forced the conversion of the Series A convertible preferred stock into common stock, on January 3, 2008 (see note 17). As a result of this conversion, the Series A warrants are no longer exercisable. In addition, the Series A convertible preferred stock is no longer required to be presented outside normal equity as it is no longer contingently redeemable.

Loss Per Share of Common Stock

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average shares of common stock outstanding for the period. On October 11, 2007, 1,595,105 shares of the Company’s common stock held in escrow met the required performance conditions and were released from escrow and, therefore, included in the calculation of weighted average common stock outstanding from that

SMART BALANCE, INC. AND SUBSIDIARY
  Notes to Consolidated Financial Statements

3. Summary of Significant Accounting Policies  – (continued)

date. In addition, 12,752,625 shares exercised in response to the Company’s redemption of its public warrants were included in the weighted average common shares outstanding from the date of exercise. The full amount of accrued but unpaid dividends on Series A convertible preferred stock were added to net loss. This amounted to $37,159,011 representing the full amount of dividends due on the forced conversion of the Series A convertible preferred stock. No weight has been given to the 1,000,000 outstanding founder’s warrants, the 15,388,889 shares of Series A convertible preferred shares or the 4,127,943 shares accrued as paid in kind dividends per share since their inclusion would have been anti-dilutive. The total (unweighted) shares included in the basic shares outstanding at December 31, 2007 was 43,122,078. The Series A convertible preferred shares were converted into 19,516,832 common shares on January 3, 2008. The Company also had granted 8,797,500 shares at December 31, 2007 related to stock options which were not included because their inclusion would have been anti-dilutive.

Segments

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” requires segment information to be prepared using the “management” approach. The management approach is based on the method that management organizes the segments within the Company for making operating decisions and assessing performance. The Company evaluates all products, makes operating decisions and performance assessments based on a total company approach and therefore considers itself as having only one segment.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short term trade receivables, payables and note payables. The carrying values of cash and cash equivalents and short term receivables and payables approximate fair value because of their short maturities. The Company’s note payable is determined by quoted market prices that are reset every three months and, therefore, approximates fair value.

Research and Development

Research and development expenses are charged to the Consolidated Statement of Operations when incurred and amounted to $85,044 from May 21, 2007 (inception) to December 31, 2007. On a pro forma basis, research and development expenses for the years ended December 31, 2007, 2006 and 2005, were $122,517, $98,453 and $88,226, respectively.

Derivative Instruments

The Company recognizes derivatives as either assets or liabilities and measures those instruments at fair value. The accounting for changes in fair value is included in earnings when the hedged exposure affects earnings. The Company uses interest rate swaps to cover exposure to changes in interest rates. No interest rate swaps were outstanding as of December 31, 2007 and 2006.

Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2007, no valuation allowances were recorded. For the years ended December 31, 2007, 2006 and 2005, the effective tax rate was higher than the statutory tax rate primarily due to the effect of the change in derivative liabilities since such losses are not deductible for income tax purposes.

In January 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.

SMART BALANCE, INC. AND SUBSIDIARY
  Notes to Consolidated Financial Statements

3. Summary of Significant Accounting Policies  – (continued)

Advertising

Advertising costs are charged to operations (selling, general and administrative expenses) when incurred and amounted to $12,073,098 for the period from May 21, 2007 to December 31, 2007. On a pro forma basis, advertising costs for the years ended December 31, 2007, 2006 and 2005 were $22,019,959, $20,499,312 and $19,311,971.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short term investments and trade receivables. The Company maintains the majority of its cash and cash equivalents in the form of demand deposits with financial institutions that management believes are creditworthy. At December 31, 2007, the cash balances in these institutions exceeded federally insured amounts. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base. The Company does have one customer that accounted for approximately 19.6% of sales from the date of our initial business combination (May 21, 2007) until December 31, 2007. The aggregate accounts receivable from this customer amounted to approximately 23% of the accounts receivable balance outstanding at December 31, 2007. The Company also has one product, “spreads” which accounts for 73% of total revenue and 74% of its revenues came from a license from Brandeis University.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired, and establishes that

SMART BALANCE, INC. AND SUBSIDIARY
  Notes to Consolidated Financial Statements

3. Summary of Significant Accounting Policies  – (continued)

acquisition costs will be generally expensed as incurred. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s year beginning January 1, 2009. The adoption of SFAS 141R will not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51” (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s year beginning January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the Company’s financial statements.

4. Property and Equipment

Property and equipment consist of the following at December 31, 2007:

Equipment	$928,723
Furniture and fixtures	653,932
Leasehold improvements	270,245
Gross assets	1,852,900
Less: Accumulated depreciation	(47,569)
Property and equipment, net	$1,805,331

Depreciation expense for the year ended December 31, 2007 was $47,569. The Company had no property and equipment at December 31, 2006.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2007	December 31, 2006
Accounts payable	$17,866,526	$—
Accrued expenses	2,488,893	1,635,256
Deferred acquisition costs payable	—	3,163,628
Total	$20,355,419	$4,798,884

6. Intangible Assets

The following is a summary of intangible assets and goodwill as of December 31, 2007:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patent technology	$40,000,000	$2,465,753	$37,534,247
Supply relationship	1,000,000	41,096	958,904
Trademarks	121,152,483	—	121,152,483
Goodwill	374,885,923	—	374,885,923
	$537,038,406	$2,506,849	$534,531,557

SMART BALANCE, INC. AND SUBSIDIARY
  Notes to Consolidated Financial Statements

6. Intangible Assets  – (continued)

The Company had no intangible assets at December 31, 2006.

7. Long Term Debt

In conjunction with the GFA merger, on May 21, 2007, the Company entered into a loan arrangement with Banc of America Securities LLC and Bank of America, N.A. for $180 million in secured debt financing consisting of: (1) a $140 million first lien facility comprised of a $120 million term loan and a $20 million revolver and (2) a second lien facility comprised of a $40 million term loan. The first lien facility is secured by a first lien on all of the Company’s assets and the second lien facility is secured by a second lien on all of the Company’s assets. Through September 30, 2007, the Company paid $600,000 in principal on its first lien term loan. In addition, during the fourth quarter, the Company received approximately $76.5 million from the redemption of its public warrants (see note 3). The Company used $39.9 million of this amount to prepay the next eight quarterly principal payment requirements of $300,000 and applied the balance against principal on the first lien term loan.

The term loan of the first lien facility will mature on May 21, 2014 and the revolving loan under the first lien facility will mature on May 21, 2013. The term loan of the second lien facility will mature on November 18, 2014.

At the option of the Company, the interest rate on the first lien facility is LIBOR plus 3.25% per annum or the higher of (i) the Bank of America prime rate or (ii) the federal funds rate plus 0.50%, in either case plus an applicable margin of 2.25% per annum. This applicable margin was in effect for the first six months following May 21, 2007. Thereafter, the applicable margin will be determined in accordance with a pricing grid based on the Company’s leverage ratio. The Company opted to elect conversion of the first lien facility to an interest rate based on LIBOR plus an applicable margin of 3.25% per annum beginning July 1, 2007, which resulted in an interest rate of 8.09% at December 31, 2007. At the Company’s option, the interest rate on the second lien facility is LIBOR plus an applicable margin of 6.00% per annum or the higher of (i) the Bank of America prime rate or (ii) the federal funds rate plus 0.50%, in either case plus a margin of 5.00% per annum. The Company opted to elect conversion of a second lien facility to an interest rate based on LIBOR plus an applicable margin of 6.00% per annum, beginning July 1, 2007, which resulted in an interest rate at December 31, 2007 of 10.84%.

There is no prepayment penalty for optional prepayments (see above) of the first lien facility and the following penalties for optional prepayments on the second lien facility: 2.00% premium if prepaid the first year; 1.00% premium if prepaid the second year; and no prepayment penalty thereafter. Mandatory prepayments under the first lien facility include 50% of excess cash flow (as defined in the credit agreement) and 50% of all net cash proceeds from the issuance of additional equity interests by us. After the first lien facility is re-paid in full, the second lien facility requires mandatory prepayments, which include 50% of excess cash flow (as defined in the credit agreement) and 50% of all net cash proceeds from the issuance of additional equity interests by us. In addition, the term loan of the first lien facility is subject to quarterly amortization of principal with 1.00% of the initial aggregate advances under such loan to be payable in each of the first six years and the remainder of the initial aggregate advance to be payable in a balloon payment at maturity.

The first and second lien credit facilities can be accelerated upon the occurrence of certain events, including:

•	nonpayment of debt including interest and fees;
•	failure to perform or observe covenants;
•	cross defaults to other indebtedness exceeding $5.0 million;
•	bankruptcy and insolvency; and
•	certain other events.

SMART BALANCE, INC. AND SUBSIDIARY
  Notes to Consolidated Financial Statements

7. Long Term Debt  – (continued)

The first lien credit facility requires that the Company:

•	maintain a ratio of consolidated EBITDA to consolidated cash interest charges of at least 1.75 to 1 increasing over the term of the facility to 3.00 to 1;
•	a leverage ratio for all Company’s debt which restricts the Company from allowing its total debt to be greater than 6.25 times its consolidated EBITDA, stepping down to 2.25 to 1 over the term of the facility; and
•	a leverage ratio which restricts the Company from allowing its consolidated EBITDA to be greater than 4.5 times its consolidated indebtedness, stepping down to 1.25 to 1 over the term of the facility.

The second lien credit facility contains one financial covenant consisting of a leverage ratio for all debt which restricts the Company from allowing its total debt to be greater than 6.75 times its consolidated EBITDA, stepping down to 2.75 to 1 over the term of the facility. The Company was in compliance with all of its debt covenants at December 31, 2007.

Under the terms of both credit facilities, the Company is precluded from reacquiring its own shares.

Long term debt as of December 31, 2007 is as follows:

First lien term loan	$79,504,174
Second lien term loan	40,000,000	(1)
Total Debt:	119,504,174
Less: Current maturities	—
Total long term debt	$119,504,174

The Company is required to pay the following amounts in each of the next five years:

2008	$—
2009	203,857
2010	815,428
2011	815,428
2012	815,428
Thereafter	116,854,033
Total	$119,504,174

(1)	The Company paid $30 million on March 5, 2008 against the second lien note (see subsequent event note 17).

8. Stock-Based Compensation

On October 19, 2006, the compensation committee of the board of directors unanimously approved a stock plan and directed it be submitted to the stockholders for approval. During a special meeting of stockholders on May 17, 2007, the stock plan was approved, pursuant to which the Company reserved up to 9,650,000 shares of common stock for issuance to its officers, directors, employees and consultants. During the period from May 21, 2007 to December 31, 2007, the Company granted options to purchase 8,822,500 shares of stock.

The Company has two types of stock options, traditional service-based with a four year graded (25% vest each year) vesting and two market condition-based stock options which vest when the underlying stock prices reach $16.75 and $20.25, respectively, and remain there for 20 out of 30 consecutive days. Stock options are granted to employees at exercise prices equal to the fair market value of the Company's stock at the dates of

SMART BALANCE, INC. AND SUBSIDIARY
  Notes to Consolidated Financial Statements

8. Stock-Based Compensation  – (continued)

grant. Stock options granted to employees have a term of 10 years. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.

	Number of Outstanding Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Life (years)
Shares at December 31, 2006	—
Options granted	8,797,500	$9.88	$9,237,375	7.79
Options exercised	—
Options canceled/forfeited	—
Shares at December 31, 2007	8,797,500	$9.88	$9,237,375	7.79

The Company accounts for its stock-based compensation awards under SFAS No. 123R, Share-Based Payment,which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

Pre-tax stock-based compensation expense included in reported net income is as follows:

Year Ended December 31, 2007
Service period-based	$3,031,911
Market price-based $16.75	2,099,688
Market price-based $20.25	1,557,878
Total	$6,689,477

For the traditional service-based stock options, the Company estimated the fair value, as of the date of grant, using a lattice option pricing model with the following assumptions: expected life 7 years, no dividends and volatility of 35.9%. The cost of the service-based stock option is being amortized over a four year vesting period. No forfeitures were assumed for any of the options. In the case of the market-condition-based stock options, the Company used the Monte Carlo valuation model and the same assumptions noted above. The Company recognizes compensation expense for the market-condition based options over the vesting period, which has been determined to be 2.76 years and 3.68 years for the $16.75 and $20.25 awards, respectively.

9. Notes Payable to Stockholders and Related Party Transactions

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

SMART BALANCE, INC. AND SUBSIDIARY
  Notes to Consolidated Financial Statements

10. Interest Rate Derivatives

In conjunction with the fixed-rate debt arrangements noted above, the Company entered into notional $80,000,000 of interest rate swaps on August 16, 2007 which is designed to provide a constant interest rate on the variable rate debt. Under these swaps, the Company receives the difference between its fixed-rate interest payments and floating-rate payments based on LIBOR. The effect of this is to convert floating-rate interest expense based on LIBOR into fixed-rate interest expense. The arrangements settle on the last day of each calendar quarter. For the quarter ended December 31, 2007, the Company paid 5.05% and received 5.36% with the benefit reducing interest expense by $26,866.

11. License

A substantial portion of the Company’s business is dependent on its exclusive license of certain technology from Brandeis University. This license agreement, dated June 1996, imposes certain obligations upon the Company, such as diligently pursuing the development of commercial products under the licensed technology. The agreement for each country expires at the end of the term of each patent in such country and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that the Company has failed to meet its obligations under the license agreement, Brandeis could seek to limit or terminate the Company’s license rights. Royalties earned by Brandeis from the date of our initial business combination (May 21, 2007) until December 31, 2007 were approximately $551,800.

12. Income Taxes

The components of the Company’s income tax provision (benefit) for the years ended December 31, 2007 and 2006 and for the period from May 31, 2005 (inception) to December 31, 2005 are of the following:

	Year Ended December 31, 2007	Year Ended December 31, 2006	May 31, 2005 (Inception) to December 31, 2005
Income tax provision (benefit):
Current taxes:
Federal	$2,205,668	$1,195,120	$—
State	(143,802)	168,303	—
	2,061,866	1,363,423	—
Deferred taxes:
Federal	$(2,676,515)	(510,846)	—
State	(91,248)	(44,437)	—
	(2,767,763)	(555,283)	—
(Benefit) provision for income taxes	$(705,897)	$808,140	$—

The reconciliation of the provision for income taxes based on the U.S. federal statutory income tax rate to our provision for income taxes was as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	May 31, 2005 (Inception) to December 31, 2005
Expected federal statutory taxes at 34%	$(22,186,348)	$(4,410,147)	$(216,615)
Performance based shares released from escrow	6,274,977	—	802,351
Derivative liabilities	15,489,107	5,190,591	(614,912)
Valuation allowance	—	—	16,427
Other	(283,633)	27,696	12,749
(Benefit) provision for income taxes	$(705,897)	$808,140	$—

SMART BALANCE, INC. AND SUBSIDIARY
  Notes to Consolidated Financial Statements

12. Income Taxes  – (continued)

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

	December 31, 2007	December 31, 2006
Deferred tax assets:
Accrual to cash adjustments	$—	$394,971
Deferred interest income	—	160,312
Stock compensation	2,596,654	—
Inventory	546,119	—
Deferred financing costs	407,590	—
Net operating loss carryforwards	147,693	—
Other	838,253	—
Total deferred tax assets	4,536,309	555,283
Deferred tax liabilities:
Intangible assets	(56,743,132)	—
Other	(7,196)	—
Total deferred tax liabilities	(56,750,328)	—
Net deferred tax liability:	$(52,214,019)	$—
Deferred tax asset current	$1,079,509	$555,283
Long-term deferred tax asset	3,456,800	—
Deferred tax liability current	—	—
Long-term deferred tax liability	(56,750,328)	—
Net deferred tax assets (liabilities)	$(52,214,019)	$555,283

The Company has state net operating loss (“NOL”) carryforwards at December 31, 2007 of approximately $2.6 million for income tax purposes, which begin expiring in 2013. A valuation allowance was not established for the realization of deferred tax assets, as the Company has determined that it is more likely than not that the assets will be fully utilized.

Significant judgment is required in evaluating the Company's tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that the Company's tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided for in accordance with the requirements of FIN 48. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes in accordance with FIN 48, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities.

SMART BALANCE, INC. AND SUBSIDIARY
  Notes to Consolidated Financial Statements

12. Income Taxes  – (continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of December 31, 2007 was as follows:

Gross balance at January 1, 2007	$—
Additions based on tax positions related to the current year	33,400
Additions for tax positions of prior years	790,040
Gross balance at December 31, 2007	823,440
Interest and penalties	245,110
Balance at December 31, 2007	$1,068,550

At December 31, 2007, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $823,440. Of this total, $544,470 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $245,110 at December 31, 2007.

The Company recorded an adjustment to the gross balance of unrecognized tax benefits at May 21, 2007 of $790,000 comprised of FIN 48 liabilities in connection with the acquisition of GFA Brands, Inc. The Company is unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The IRS is currently examining the Company's 2005 federal income tax return. Prior periods have either been audited or are no longer subject to IRS audit. In most state jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2003.

13. Leases

Rental expense under operating leases from the date of our initial business combination (May 21, 2007) until December 31, 2007 was $157,049. Future minimum lease commitments under non-cancelable operating leases during each of the next five years and thereafter are, as follows:

Years Ending December 31,
2008	$386,933
2009	418,866
2010	429,624
2011	432,594
2012	315,668
Thereafter	—
$1,983,685

SMART BALANCE, INC. AND SUBSIDIARY
  Notes to Consolidated Financial Statements

14. Commitments and Contingencies

The following table summarizes contractual obligations and borrowings as of December 31, 2007 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods. We expect to fund other commitments primarily with operating cash flows generated in the normal course of business.

Contractual Obligations

	Total	Due in Less than 1 Year	Due 1-3 Years	Due 3-5 Years	More than 5 Years
Building Leases(1)	$1,983,685	$386,933	$848,490	$748,262	$—
Oil and Peanuts Purchase Commitments(2)	20,424,816	20,424,816	—	—	—
Debt Obligations(3)	119,504,174	—	1,019,285	1,630,856	116,854,033
	$141,912,675	$20,811,749	$1,867,775	$2,379,118	$116,854,033

(1)	Includes: (i) a lease agreement for the lease of a new corporate office facility located in Paramus, NJ with an approximate five year life with the option to extend the lease for two additional five year terms, and (ii) three lease agreements for the lease of a new corporate office facility located in Niwot, Colorado with an approximate five year life with the option to extend each lease for 36 months.
(2)	Forward purchase commitments for a portion of the Company’s projected requirement for peanuts and for palm, soy and canola oil. These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price. Based on the most recent prices the Company realized, these commitments would total approximately $20.4 million as of December 31, 2007. The commitments are expected to be liquidated by September 30, 2008.
(3)	For more information on our debt obligations, see the section entitled “Long-Term Debt” located elsewhere in these notes to financial statements.

Legal Proceedings

We are currently involved in the following legal proceedings:

On January 14, 2008, Georg M|$$¨uller filed a Cancellation Proceeding against Registration No. 003902079 for the mark SMART BALANCE before the European Community Trademark Office. We believe that this claim is without merit and neither this proceeding, nor its outcome, will have any material adverse effect on our business.

In 2007, three parties filed Oppositions to European Patent No. 820,307 relating to increasing the HDL level and the HDL/LDL ratio in Human Serum by Balancing Saturated and Polyunsaturated Dietary Fatty Acids. We believe that these claims are without merit and that neither this proceeding, nor its outcome, will have any material adverse effect on our business.

On April 4, 2007, Kellogg North America Company filed a Notice of Opposition before the Trademark Trial and Appeal Board opposing our registration application for the “Smart Balance Omega” mark for use with peanut butter, breakfast cereal, cereal based snack foods, oatmeal, processed oats, mayonnaise, salad dressing and tartar sauce. On July 10, 2007, we filed an Answer to the Notice of Opposition. At this time, we do not believe that this administrative proceeding, nor its outcome, will have any material adverse effect on our business.

We are not a party to any other legal proceeding that we believe would have a material adverse effect on our business, results of operations or financial condition.

SMART BALANCE, INC. AND SUBSIDIARY
  Notes to Consolidated Financial Statements

15. Selected Quarterly Financial Data (unaudited)

The following table presents certain unaudited quarterly results for the years 2007 and 2006:

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	Full Year 2007
Revenues	$—	$18,747,262	$41,625,392	$50,665,641	$111,038,295
Operating income (loss)	(672,873)	1,279,710	5,329,821	(17,386,550)	(11,449,892)
Net (loss)	$(7,466,961)	$(12,984,242)	$(28,610,249)	$(15,426,616)	$(64,548,068)
Less unpaid dividends on cumulative preferred stock	—	1,244,603	2,817,868	33,096,540	37,159,011
Net (loss) available for common shares	(7,466,961)	$(14,288,845)	$(31,428,117)	$(48,523,156)	(101,707,079)
(Loss) per share – diluted	$(0.52)	$(0.68)	$(1.09)	$(1.41)	$(4.12)
Diluted weighted average common shares outstanding	14,355,945	20,848,447	28,766,133	34,433,180	24,667,344

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	Full Year 2006
Revenues	$—	$—	$—	$—	$—
Operating income (loss)	(223,630)	(506,705)	(367,225)	(827,042)	(1,924,602)
Net income (loss)	(291,087)	3,353,448	(5,786,098)	(11,055,424)	(13,779,161)
Income (loss) per share – diluted	$(0.02)	$0.23	$(0.40)	$(0.77)	$(0.96)
Diluted weighted average common shares outstanding	14,355,945	14,355,945	14,355,945	14,355,945	14,355,945

16. Stockholders’ Equity

Private Placement

In connection with the GFA merger, the Company entered into a private placement transaction for common stock and Series A convertible preferred stock together with investor warrants, pursuant to a Securities Purchase Agreement dated, September 25, 2006, as amended by letter agreement, dated February 15, 2007. The Agreement included 14,410,188 shares of common stock and 15,388,889 shares of Series A convertible preferred stock along with warrants. The net proceeds of approximately $246 million received by the Company were used to fund a portion of the GFA merger acquisition costs.

Series A Convertible Preferred Stock

The Company forced the conversion of its Series A convertible preferred stock into common stock, on January 3, 2008 (see note 17). Dividends on the Series A convertible preferred stock were cumulative and compounded from May 21, 2007 at the annual rate of 8% (multiplied times the $9.00 per share purchase price). The Series A convertible preferred stock was convertible at any time, at the option of the holder, into the number of shares of common stock arrived at by dividing $9.00 per share (which was the initial conversion price) into the per share liquidation preference of $9.00 per share, plus accrued but unpaid dividends. To the extent that dividends accrued but were not paid, the number of shares of common stock issuable upon conversion of the Series A convertible preferred stock increased.

SMART BALANCE, INC. AND SUBSIDIARY
  Notes to Consolidated Financial Statements

16. Stockholders’ Equity  – (continued)

Conversion of all, or a portion of (but not less than 20% of the then outstanding) Series A convertible preferred stock was mandatory, at the conversion price then in effect, upon the first to occur of:

(1)	the election to convert by holders of at least a majority of the Series A convertible preferred stock, or
(2)	the Company’s election to force a conversion if (i) a registration statement for the resale of the common stock issuable upon conversion of the Series A convertible preferred stock was effective, (ii) the Company had also elected to redeem all the public warrants that we sold in the Company’s initial public offering, and (iii) the last sales price of the Company’s common stock had been at least $11.50 per share on each of 20 trading days within any 30-trading day period.

When the Company elected to exercise its right to force conversion within three years of the date of original issuance, the number of shares of common stock issued on conversion was calculated assuming that the redemption occurred on the last date of the dividend period to occur on or after such third-year anniversary.

Common Shares in Escrow

All of the shares of the Company’s common stock outstanding prior to the date of its initial public offering were placed in escrow with an escrow agent. Of the 3,190,210 shares held in escrow, 1,595,105 were released on October 11, 2007 because the last sales price of the Company’s common stock was at least $11.50 per share for 20 out of 30 trading days, which was a condition to the release of one-half of the shares. The Company recorded a charge to earnings in the fourth quarter of 2007 of $18,455,815, as all of the shares were held by officers, directors and related parties. The charges were based on the price of common stock of $12.31 on the date the above conditions were met. The remaining 1,595,105 shares in escrow are subject to release on December 16, 2008. As these shares are released based on passage of time, no charge to earnings is required to be made.

Redemption of Public Warrants

During December 2007, the Company received approximately $76.5 million from the redemption of its public warrants. The Company paid down approximately $40 million of its first lien debt, as it was required to use one-half of the proceeds of the public warrant redemption to pay off a portion of its term loan.

17. Subsequent Events

Forced Conversion of Series A Preferred Stock

On January 3, 2008, the Company announced that it was forcing the conversion of all of its issued and outstanding shares of Series A convertible preferred stock into common stock. Each share of Series A convertible preferred stock was automatically converted into 1.26824179456255 shares of common stock and all of the issued and outstanding shares of Series A convertible preferred ceased to exist.

The Company exercised its right to force the conversion of the shares of Series A convertible preferred stock into common stock pursuant to the terms of the Company’s Restated Certificate of Incorporation, governing the terms of the preferred shares. Pursuant to the Restated Certificate of Incorporation, the Company had the right to force the conversion of all of the outstanding shares of Series A convertible preferred stock if: (i) the last sales price of the Company’s common stock equaled or exceeded $11.50 per share on each of 20 trading days within any 30 day trading period ending on the third business day prior to the date on which notice of conversion is given and (ii) the Company had elected to redeem all of the outstanding public warrants pursuant to the Public Warrant Agreement. The last sales price of the Company’s common stock was at least $11.50 per share on each of 20 trading days within the 30 day trading period ending on December 28, 2007 (which is the third business day prior to the date of the notice letter) and, on December 3, 2007, the Company redeemed all of its outstanding public warrants.

SMART BALANCE, INC. AND SUBSIDIARY
  Notes to Consolidated Financial Statements

17. Subsequent Events  – (continued)

Issuance of Inducement Grant Stock Options

During the first quarter of 2008, our board of directors approved the issuance of up to 1,375,000 inducement stock options grants to new employees outside of the Company’s Stock and Awards Plan pursuant to NASDAQ Marketplace Rule 4350. During the first quarter of 2008, the Company issued 725,000 inducement grant stock options outside of the Company’s Stock and Awards Plan.

Prepayment of Debt Financing

On March 5, 2008, the Company prepaid $30,000,000 of its second lien facility, reducing the outstanding balance to $10,000,000.