Form 10-Q
period 2008-03-31
SMART BALANCE, INC.
filed 2008-05-09
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2008	Commission File Number 000-51506

Smart Balance, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2949397
(State of or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

115 West Century Road, Suite 260, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No  ☒.

As of May 5, 2008 the Registrant had 62,630,683 shares of common stock, par value $.0001 per share, outstanding.

SMART BALANCE, INC.

i

Part I. Financial Information

Item 1. Financial Statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,032,468	$37,648,754
Accounts receivable, net of allowance 2008- $226,891 and 2007-$228,871	11,827,242	11,733,117
Accounts receivable - other	1,190,127	799,470
Inventories	7,676,319	7,202,198
Prepaid taxes	8,068,740	6,517,833
Prepaid expenses and other assets	5,743,983	1,454,866
Deferred tax asset	1,079,509	1,079,509
Total current assets	42,618,388	66,435,747
Property and equipment, net	2,628,319	1,805,331
Other assets:
Goodwill	374,885,923	374,885,923
Other intangibles, net	158,273,243	159,645,634
Deferred costs, net	2,559,021	3,519,412
Other assets	113,882	74,975
Total other assets	535,832,069	538,125,944
Total assets	$581,078,776	$606,367,022
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$22,699,613	$20,355,419
Income taxes payable	1,050,149	1,035,149
Total current liabilities	23,749,762	21,390,568
Long term debt	89,504,174	119,504,174
Deferred tax liability	53,293,528	53,293,528
Other liabilities	35,626	-
Total liabilities	166,583,090	194,188,270
Commitment and contingencies:
Stockholders' equity
Series A Convertible Preferred stock, $.0001 par value, 50,000,000 shares authorized; 15,388,889 preferred shares converted into 19,516,832 shares of common stock on January 3, 2008	-	175,659,013
Common stock, $.0001 par value, 250,000,000 shares authorized; 62,630,683 (March 31, 2008) and 43,113,863 (December 31, 2007) issued and outstanding	6,263	4,311
Additional paid in capital	494,631,114	315,479,759
Retained deficit	(80,141,691)	(78,964,331)
Total stockholders' equity	414,495,686	412,178,752
Total liabilities and stockholders' equity	$581,078,776	$606,367,022

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007

Net sales	$50,765,739	$-
Cost of goods sold	27,938,186	-
Gross profit	22,827,553	-
Operating expenses:
Marketing	7,225,344	-
Selling	5,056,418	-
General and administrative	8,583,697	-
Formation and operating costs	-	672,873
Total operating expenses	20,865,459	672,873
Operating income (loss)	1,962,094	(672,873)
Other income (expense):
Interest income	251,360	1,078,207
Interest expense	(3,231,721)	-
Loss on derivative liability	-	(7,784,112)
Other expense, net	(944,000)	-
Total other income (expense)	(3,924,361)	(6,705,905)
(Loss) before income taxes	(1,962,267)	(7,378,778)
Provision (benefit) for income taxes	(784,907)	148,183
Net (loss)	$(1,177,360)	$(7,526,961)

(Loss) per share:
Basic	$(0.02)	$(0.52)
Diluted	$(0.02)	$(0.52)
Weighted average shares outstanding:
Basic	62,196,988	14,355,945
Diluted	62,196,988	14,355,945

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007

Cash flows from operating activities
Net (loss)	$(1,177,360)	$(7,526,961)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,034,968	-
Deferred income taxes	-	(133,112)
Accrued interest receivable in trust	-	(85,071)
Stock based compensation	3,534,322	-
Increase in derivative liabilities	-	7,784,112
Deferred interest income	-	155,807
Changes in assets and liabilities:
Accounts receivable	(94,125)	-
Inventories	(474,121)	-
Prepaid expenses and other current assets	(6,230,683)	91,844
Accounts payable and accrued expenses	2,315,887	(130,340)
Net cash (used in) provided by operating activities	(91,112)	156,279
Cash flows from investing activities
Purchase of property and equipment	(892,389)	-
Proceeds from legal settlement	367,215	-
Proceeds from maturity of treasury bills - held in trust	-	304,339,824
Purchase of treasury bills - held in trust	-	(305,130,156)
(Increase) decrease in cash held in trust	-	1,145
Net cash (used in) investing activities	(525,174)	(789,187)
Cash flows from financing activities
Repayment of debt	(30,000,000)
Increase in advance to stockholders	-	49,604
Proceeds from (repayment of) advances from stockholders	-	301,689
Payments for acquisition costs	-	(111,330)
Net cash provided by (used in) financing activities	(30,000,000)	239,963
Net (decrease) in cash for the period	(30,616,286)	(392,945)
Cash - Beginning of period	37,648,754	569,142
Cash - End of period	$7,032,468	$176,197
Supplemental disclosure of cash flow information:
Accrual of deferred acquisition costs	$-	$404,568
Cash paid during the period for:
Income taxes	$650,000	$312,000
Interest	$3,297,048	$-
Supplemental disclosure of non-cash activity:
Conversion of Series A Convertible Preferred Stock	$175,659,013	$-

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

The accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Smart Balance, Inc. included in the Company's 2007 annual report on Form 10-K. The reported results for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. Certain amounts have been reclassified to conform with current presentations.

Basis of Presentation:

The condensed consolidated financial statements included herein reflect the acquisition of GFA on May 21, 2007, with results of operations included from that date and the estimated fair value of the net assets of GFA included on May 21, 2007 (see footnote 2). Prior to May 21, 2007, the Company was a blank check company with no operating activities, whose sole purpose was to serve as a vehicle for an acquisition in the consumer foods or beverage industry. The Company was capitalized through an initial public offering on December 21, 2005, which raised approximately $96 million. Of this amount, approximately 96% was placed in a trust account until an acquisition was completed or until the Company was liquidated, as required by its charter.

Change in Accounting Principle:

During the first quarter of 2008, the Company changed its method of accounting for certain trade incentives and marketing costs and began accruing a portion of such items as prepaid expenses in proportion to forecasted revenues for the year.  This change enhances the matching of the Company’s expenses with revenues.  Additionally, this change provides better comparability to the Company’s industry peers, most of whom accrue for a portion of trade incentives and marketing costs as prepaid expenses earlier in the year and recognize those expenses in subsequent quarters in line with actual revenue earned.  While this methodology may create timing differences between quarters, it has no impact on full year results. For more information, see the section entitled revenue recognition contained in footnote 3.

Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” requires that a change in accounting principle be retrospectively applied to all prior periods presented. For the quarter ended March 31, 2007, the retrospective application of this change in accounting principle had no effect on the Company’s consolidated financial statements because prior to the Company’s acquisition of GFA on May 21, 2007, the Company was a blank check company with no operations and, therefore, had no trade incentives or marketing costs. The Company has presented the effects of the change of accounting principle in the selected unaudited pro forma financial information presented in footnote 2. The Company has also presented the effects of the change in accounting principle in the discussion of results on an operating basis included in management’s discussion and analysis included elsewhere in this quarterly report on Form 10-Q.

2.	Merger with GFA

On May 21, 2007, the Company, as part of the merger agreement, acquired 100% of the stock of GFA Holdings, Inc., the parent company of GFA Brands, Inc. GFA Brands, Inc. sells and markets consumer food products primarily under the Smart Balance® and Earth Balance® brand names to regional and national grocery stores. Concurrent with this acquisition, the Company changed its name to Smart Balance, Inc. The cost of the acquisition was approximately $491 million.

Under the GFA merger agreement, stockholders of GFA Holdings were paid an aggregate of $491.4 million in cash which included the assumption of post-closing bonus payments, net of tax benefits. The acquisition cost was paid with: (i) $101.1 million of cash held in a trust account established in connection with the Company’s initial public offering; (ii) the net proceeds of a private placement (see the stockholders’ equity note located elsewhere in these notes to financial statements) of $246.0 million ($107.5 million for common stock and $138.5 million for the Series A convertible preferred stock together with the investor warrants); and (iii) proceeds from the secured debt financing (see the long-term debt note located elsewhere in these notes to financial statements) of $160.0 million.

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

The weighted-average amortization period is approximately 10.2 years. The amount of goodwill which was carried over from a predecessor acquisition and is deductible for tax purposes is $48.8 million.

Selected Unaudited Pro Forma Financial Information

The financial information in the table below summarizes the actual results of the Company for the three months ended March 31, 2008 and the combined results of operations of Boulder Specialty Brands, Inc. and GFA for the three months ended March 31, 2007, as though the GFA merger had occurred on January 1, 2007. A retrospective application of a change in accounting principle is being applied to the pro forma results for 2007 in order to improve comparability. For additional details regarding the change in accounting principle, see footnote 1. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place on January 1, 2007 or that may result in the future. Prior to the completion of the merger, we were a blank check company with no operations.

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007 Pro forma(1)

Net sales	$50,765,739	$40,582,879
Operating income	1,962,094	6,466,260
Net (loss)	(1,177,360)	(7,230,085)
Less: Unpaid dividends on cumulative preferred stock	-	(2,770,000)
Net (loss) available for EPS	$(1,177,360)	$(10,000,085)
Loss per share	$(0.02)	$(0.35)
Weighted average shares outstanding	62,196,988	28,766,133

(1) The retrospective application of the change in accounting principle resulted in adjustments to previously reported amounts of $0.09 million and $1.36 million to net sales and operating income, respectively.

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

Property and equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement. The Company capitalizes software development costs related to its new Enterprise Resource Planning (ERP) and Trade Promotion Spend (TPS) management software packages. Amortization of these costs will commence when the programs are fully ready for their intended use. The ERP software is expected to be ready for use in the second quarter of 2008. The TPS software is expected to be ready for its intended use in the fourth quarter of 2008.

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

Intangibles Assets

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

The Company has determined that its Smart Balance® and Earth Balance® trademarks have indefinite lives and these assets are not being amortized. Certain other assets acquired, primarily patent technology, have been determined to have definite lives ranging from 10 to 20 years and their costs are being amortized over their expected lives.

The Company generally expenses legal and related costs incurred in defending or protecting its intellectual property unless it can be established that such costs have added economic value to the business enterprise, in which case the Company capitalizes the costs incurred as part of intangible assets. The primary consideration in making the determination of whether to capitalize the costs is whether the Company can prove that it has been successful in defending itself against such intellectual property challenges. The second consideration for capitalization is whether such costs have, in fact, increased the economic value of the Company’s intellectual property. Legal defense costs that do not meet the considerations described above will be expensed as incurred. Recovery of legal expenses as part of a settlement agreement will be recorded as a reduction of capitalized legal fees with any excess recorded as income. During 2007, the Company capitalized approximately $1.2 million of legal defense costs. During the first quarter of 2008, the Company was successful in recovering $0.4 million of legal expenses and, therefore, reduced previously capitalized costs by that amount.

Deferred costs

Deferred loan costs associated with the secured debt financing are being amortized over the life of debt, using the effective interest method. During the first quarter of 2008, the Company prepaid $30 million of second lien debt and, accordingly, accelerated the amortization of deferred loan costs in the amount of $0.9 million.

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

The Company offers its customers and consumers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and co-op advertising; such amounts are estimated and recorded as a reduction in revenue. For interim reporting, the Company estimates the total annual sales incentives for most programs and records a pro rata share in proportion to forecasted annual revenue. As a result, the Company has recorded a prepaid asset at March 31, 2008 of $5.0 million which will be charged to expense over the remaining three quarters. The Company sells their products to customers without the right of return and is not obligated to accept any returns.

Accounting for Warrants – Derivative Liability

Common Stock:

On December 21, 2005, the Company consummated its initial public offering of 12,760,840 units. Each unit consisted of one share of common stock and one redeemable common stock purchase warrant (which we refer to as public warrants). Each public warrant entitled the holder to purchase from the Company one share of its common stock at an exercise price of $6.00. In addition, certain initial shareholders of the Company purchased 1,000,000 warrants for $1.70 per warrant with an exercise price of $6.00 per share (which we refer to as founders’ warrants).

Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of Statement of Financial Accounting Standard No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the 12,760,840 public warrants were separately accounted for as liabilities and the 1,000,000 founders’ warrants are accounted for as equity.

SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, paragraph 11 (a) of SFAS No. 133 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position from being treated as derivative instruments. While the public warrants were indexed to the Company’s common stock, the fact that the shares underlying the warrants required that they be settled in registered shares required the Company to classify these instruments as a liability in accordance with EITF 00-19 paragraph 14. This derivative liability is adjusted to fair value, with any changes being recorded as non-operating gains or losses.

The public warrants began trading separately from the units in January 2006. Consequently, the fair value of these warrants was estimated at the market price of a warrant at each period end. To the extent that the market price increased or decreased, the Company’s derivative liabilities also increased or decreased, with a corresponding effect on the Company’s consolidated statement of operations. The net change in the valuation from December 31, 2006 through October 31, 2007, the redemption date, of $45.6 million was recorded as a non-operating loss.

On October 31, 2007, the Company called for redemption of all of its outstanding public warrants to purchase common stock for $.01 per warrant. Under the terms of the warrant agreement, the holders of the warrants had thirty days to exercise the warrants once called. Each public warrant entitled the holder to purchase one share of common stock of the Company at a price of $6.00 per public warrant share exercised. The public warrants were exercised by early December. The fair value of these warrants on the date the redemption was announced was $6.10 per warrant, which resulted in a decrease in the derivative liability from September 30, 2007 of $4,976,728 with a corresponding effect on the Company’s consolidated statement of operations. The remaining balance of $77,841,121 was reclassified from derivative liability to additional paid in capital. The founders’ warrants are not redeemable by the Company so long as they are owned by the initial stockholders. As of March 31, 2008, all 1,000,000 founders’ warrants remained outstanding and unexercised.

Series A Convertible Preferred Stock:

In connection with the acquisition of GFA, the Company entered into a private placement transaction for common stock and Series A convertible preferred stock together with investor warrants, pursuant to a Securities Purchase Agreement dated September 25, 2006, as amended by letter agreement, dated February 15, 2007. The Agreement included 14,410,188 shares of common stock and 15,388,889 shares of Series A convertible preferred stock along with an equal number of investor warrants. The investor warrants were determined to have a di minimus value as the Company had assessed the probability very low that the investor warrants would ever be exercisable. The net proceeds of approximately $246 million were used to fund a portion of the acquisition costs of GFA.

On January 3, 2008, the Company announced that it was forcing the conversion of all of its issued and outstanding shares of Series A convertible preferred stock into common stock. Each share of Series A convertible preferred stock was automatically converted into approximately 1.268 shares of common stock and all of the issued and outstanding shares of Series A convertible preferred stock ceased to exist. As a result of this conversion, the investor warrants will never be exercisable.

The Company exercised its right to force the conversion of the shares of Series A convertible preferred stock into common stock pursuant to the terms of the Company’s Restated Certificate of Incorporation, governing the terms of the preferred shares. Pursuant to the Restated Certificate of Incorporation, the Company had the right to force the conversion of all of the outstanding shares of Series A convertible preferred stock if: (i) the last sales price of the Company’s common stock equaled or exceeded $11.50 per share on each of 20 trading days within any 30 day trading period ending on the third business day prior to the date on which notice of conversion is given and (ii) the Company had elected to redeem all of the outstanding public warrants pursuant to the public warrant agreement. The last sales price of the Company’s common stock was at least $11.50 per share on each of 20 trading days within the 30 day trading period ending on December 28, 2007 (which is the third business day prior to the date of the notice letter). The Company redeemed all of its outstanding public warrants on December 3, 2007.

Loss per Share of Common Stock

Basic earnings (loss) per share is computed by dividing net income or loss applicable to common stockholders by the weighted-average shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average shares outstanding adjusted for any additional common shares that would have been outstanding if all of the potential dilutive common shares had been issued. Potential dilutive common shares outstanding would include primarily stock options and founders’ warrants. At March 31, 2008 none of the stock options were dilutive because their exercise price was in excess of the weighted average market price. None of the founders’ warrants were included because their inclusion would have been anti-dilutive.

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

Research and Development

Research and development expenses are charged to operations when incurred and amounted to $43,603 for the three months ended March 31, 2008. On a pro forma basis, research and development expenses for the period ended March 31 2007 was $21,616.

Derivative Instruments

The Company recognizes derivatives as either assets or liabilities and measures those instruments at fair value. The accounting for changes in fair value is included in earnings when the hedged exposure affects earnings. The Company uses interest rate swaps to cover exposure to changes in interest rates. No interest rate swaps were outstanding as of March 31, 2008.

Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2008, no valuation allowances were recorded. For the three months ended March 31, 2007, the effective tax rate was higher than the statutory tax rate primarily due to the effect of the change in derivative liabilities since such losses are not deductible for income tax purposes.

Advertising

Advertising costs are charged to operations (classified as marketing expenses) and amounted to $4,787,112 for the three months ended March 31, 2008. On a comparable basis, advertising costs for the period ended March 31, 2007 was $5,075,880.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short term investments and trade receivables. The Company maintains the majority of its cash and cash equivalents in the form of demand deposits with financial institutions that management believes are creditworthy. At March 31, 2008, the cash balances in these institutions exceeded federally insured amounts. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base. The Company does have one customer that accounted for approximately 17% of sales during the three months ended March 31, 2008. The aggregate accounts receivable from this customer amounted to approximately 16% of the accounts receivable balance outstanding at March 31, 2008. The Company also has one product, “spreads,” which, for the three months ended March 31, 2008, accounted for approximately 70% of total revenue. Approximately 71% of the Company’s revenues during the first quarter of 2008 came from products utilizing a license from Brandeis University.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires increased qualitative, quantitative and credit risk disclosures, but does not change the scope or accounting requirements of FASB No. 133. SFAS No. 161 is effective for financial statements issued after November 15, 2008. The Company is evaluating the potential impact, if any, of the adoption of SFAS No. 161 on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired, and establishes that acquisition costs will be generally expensed as incurred. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The adoption of SFAS 141R will not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51.” SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The adoption of SFAS No. 160 will not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 provides for an election to expand the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has elected to adopt SFAS No. 159 on a instrument-by-instrument basis effective January 1, 2008. The Company had no assets or liabilities it was treating under the fair value basis at the adoption date.

4.	Property and equipment

Property and equipment consist of the following:

	March 31, 2008	December 31, 2007
Equipment	$265,128	$227,474
Software development costs	1,431,302	701,249
Furniture and fixtures	722,403	653,932
Leasehold improvements	309,794	270,245
Gross assets	2,728,627	1,852,900
Less: accumulated depreciation	(100,308)	(47,569)
Property and equipment, net	$2,628,319	$1,805,331

Depreciation expense was $52,738 for the period ended March 31, 2008 and $47,569 for the year ended December 31, 2007.

5.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2008	December 31, 2007

Accounts payable	$19,495,051	$17,866,526
Accrued expenses	3,204,562	2,488,893
Total	$22,699,613	$20,355,419

6.	Major customer

The Company has one major customer that accounted for approximately 17% of sales for the three months ended March 31, 2008. The aggregate accounts receivable from this customer amounted to approximately 16% of the total accounts receivable at March 31, 2008.

7.	Intangible assets

The following is a summary of intangible assets and goodwill as of December 31, 2007 and March 31, 2008:

	Net Balance, December 31, 2007	Amortization	Adjustments	Net Balance, March 31, 2008

Patent technology	$37,534,247	$(1,000,000)	$—	$36,534,247
Supply relationship	958,904	(21,839)	—	937,065
Trademarks	121,152,483	—	(350,552)	120,801,931
Goodwill	374,885,923	—	—	374,885,923
	$534,531,557	$(1,021,839)	$(350,552)	$533,159,166

Adjustments to trademarks relate to a legal settlement received of $367,215 and serve to reduce related costs previously capitalized. Additional spending of $16,663 during the period accounted for the difference.

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

Through September 30, 2007, the Company paid $600,000 in principal on its first lien term loan. In the fourth quarter of 2007, the Company used $39.9 million of $76.5 received from the redemption of public warrants to prepay the next eight quarterly principal payment requirements of $300,000 and applied the balance against principal on the first lien term loan. On March 5, 2008, the Company prepaid $30.0 million of its second lien facility, reducing the principal amount to $10.0 million. As a result of the prepayment, the Company wrote off approximately $866,000 of deferred financing costs, which is included in other income, net for the period ended March 31, 2008.

The term loan of the first lien facility will mature on May 21, 2014 and the revolving loan under the first lien facility will mature on May 21, 2013. The term loan of the second lien facility will mature on November 18, 2014.

At our option, the interest rate on the first lien facility is LIBOR plus 3.25% per annum or the higher of (i) the Bank of America prime rate or (ii) the federal funds rate plus 0.50%, in either case plus an applicable margin. The applicable margin on the first and second lien facilities is determined in accordance with a pricing grid based on the Company’s leverage ratio. The Company opted to elect conversion of the first lien facility to an interest rate based on LIBOR plus an applicable margin of 3.25% per annum beginning July 1, 2007 in accordance with a pricing grid based on the Company's leverage ratio, the applicable margin was reduced to 3.00% per annum beginning March 28, 2008, which resulted in an interest rate of 5.67% at March 31, 2008. At the Company’s option, the interest rate on the second lien facility is LIBOR plus an applicable margin of 6.00% per annum or the higher of (i) the Bank of America prime rate or (ii) the federal funds rate plus 0.50%, in either case plus a margin of 5.00% per annum. The Company opted to elect conversion of a second lien facility to an interest rate based on LIBOR plus an applicable margin of 6.00% per annum, beginning July 1, 2007, which resulted in an interest rate at March 31, 2008 of 8.67%.

There is no prepayment penalty for optional prepayments of the first lien facility and the following penalties for optional prepayments on the second lien facility: 2.00% premium if prepaid the first year; 1.00% premium if prepaid the second year; and no prepayment penalty thereafter. As a result of prepaying $30.0 million of the second lien facility the Company paid a $0.6 million prepayment penalty, which is included in interest expense for the period ended March 31, 2008. Mandatory prepayments under both facilities include 50% of excess cash flow (as defined in the loan documentation) and 50% of all net cash proceeds from the issuance of additional equity interests by us. In addition, the term loan of the first lien facility is subject to quarterly amortization of principal with 1.00% of the initial aggregate advances under such loan to be payable in each of the first six years and the remainder of the initial aggregate advance to be payable in a balloon payment at maturity.

The first and second lien credit facilities can be accelerated upon the occurrence of certain events, including:

•	nonpayment of debt including interest and fees;

•	failure to perform or observe covenants;

•	cross defaults to other indebtedness exceeding $5.0 million;

•	bankruptcy and insolvency; and

•	certain other events.

The first lien credit facility requires that the Company:

•	maintain a ratio of consolidated EBITDA to consolidated cash interest charges of at least 2.00 to 1 increasing over the remaining term of the facility to 3.00 to 1;

•
a leverage ratio for all Company’s debt which restricts the Company from allowing its total debt to be greater than 4.5 times its consolidated EBITDA, stepping down to 2.25 to 1 over the remaining term of the facility; and

•
a leverage ratio which restricts the Company from allowing its consolidated first lien credit facility indebtedness to be greater than 3.25 times its consolidated EBITDA, stepping down to 1.25 to 1 over the remaining term of the facility.

The second lien credit facility contains one financial covenant consisting of a leverage ratio for all debt which restricts the Company from allowing its total debt to be greater than 5.0 times its consolidated EBITDA, stepping down to 2.75 to 1 over the remaining term of the facility. The Company was in compliance with all of its debt covenants at March 31, 2008.

Under the terms of the lien credit facilities, the Company is precluded from reacquiring its own shares.

Long term debt is as follows:

	March 31, 2008	December 31, 2007

First lien term loan	$79,504,174	$79,504,174
Second lien term loan	10,000,000	40,000,000
Total Debt:	89,504,174	119,504,174
Less: Current maturities	—	—
Total long term debt	$89,504,174	$119,504,174

9.	Stock-based compensation

On October 19, 2006, the compensation committee of the board of directors unanimously approved the Company’s Stock and Awards Plan, which we refer to as the stock plan, and directed it be submitted to the stockholders for approval. During a special stockholders meeting on May 17, 2007, the stock plan was approved, pursuant to which the Company reserved up to 9,650,000 shares of common stock for issuance to its officers, directors, employees and consultants.  During 2007, the Company granted options to purchase 8,797,500 shares of stock under the stock plan. During the three months ended March 31, 2008, the Company granted options to purchase 600,000 shares of stock under the stock plan.

During the first quarter of 2008, the compensation committee and a sub-committee of the compensation committee approved the issuance of up to 1,375,000 inducement stock options grants to new employees outside of the Company’s stock plan pursuant to NASDAQ Marketplace Rule 4350. During the first quarter of 2008, the Company issued 725,000 inducement grant stock options to new employees.

The Company has two types of stock options, traditional service-based options with a four year graded (25% vest each year) vesting and market condition-based stock options which vest when the underlying stock prices reaches either $16.75 or $20.25, respectively, and remains there for 20 out of 30 consecutive trading days. Stock options are granted to employees at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Stock options granted to employees have a term of 10 years. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.

	Number of Outstanding Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Life (Years)
Balance at December 31, 2007	8,797,500	$9.88	$9,237,375	7.79

Granted during the three months ended March 31, 2008	1,325,000	9.53	2,152,500	8.27

Forfeited during the three months ended March 31, 2008	–	–	–	–

Exercised during the three months ended March 31, 2008	–	–	–	–

Balance at March 31, 2008	10,122,500	$9.85	$19,764,625	7.63

The Company accounts for its stock-based compensation awards under SFAS No. 123R, Share-Based Payment, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

Pre-tax stock-based compensation expense included in reported net loss is as follows:

Three months ended March 31, 2008
Service period-based	$1,594,663
Market price-based $16.75	1,113,416
Market price-based $20.25	826,243
Total	$3,534,322

For the traditional service-based stock options, the Company estimated the fair value, as of the date of grant, using a lattice option pricing model with the following assumptions: risk-free interest rate of 4.10%-4.67%, expected life 7 years for the service-based options and 10 years for the market price-based options, no dividends and volatility of 35.9%. The cost of the service-based stock options is being amortized over a four year vesting period. No forfeitures were assumed for any of the options. In the case of the market price-based stock options, the Company used the Monte Carlo valuation model and the same assumptions noted above. The Company recognizes compensation expense for the market price-based options over the vesting period, which has been determined to be 2.76 years and 3.68 years for the $16.75 and $20.25 awards, respectively.

10.	Liquidity and capital resources

The Company’s current cash position at March 31, 2008 was $7,032,468. At March 31, 2008, the Company had outstanding payables, accrued expenses and liabilities of $23,749,762. The Company’s short term liabilities exceed our available cash position by $16,717,294. As noted in the long-term debt footnote, the Company has a revolving credit facility of $20 million, which it can use to augment cash requirements.

11.	Interest rate derivatives

In conjunction with the fixed-rate debt arrangements noted above the Company entered into notional $80,000,000 of interest rate swaps on August 16, 2007, which is designed to provide a constant interest rate on the variable rate debt. Under these swaps, the Company receives or pays the difference between its fixed-rate interest payments and floating-rate payments based on LIBOR. The effect of this is to convert floating-rate interest expense based on LIBOR into fixed-rate interest expense. The arrangements settle on the last day of each calendar quarter. For the quarter ended March 31, 2008, the Company paid 5.05% and received 4.83% with the difference increasing interest expense by $44,489.

12.	License

A substantial portion of the Company’s business is dependent on its exclusive license of certain technology from Brandeis University. This license agreement, dated June 1996, imposes certain obligations upon the Company, such as diligently pursuing the development of commercial products under the license products. The agreement expires at the end of each patent period of seventeen years after the agreement execution date for products which do not have patents and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that the Company has failed to meet its obligations under the license agreement, Brandeis could seek to limit or terminate the Company’s license rights. Royalties earned by Brandeis for the quarterly period ended March 31, 2008 were $319,203.

13.	Income taxes

The Company’s effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which operates and the amount of taxable income it earns. The Company’s effective tax rate for 2008 is expected to be 40%. The deferred tax liability represents primarily the difference between the tax and accounting basis of intangible assets acquired in the GFA merger.

14.	Commitment and contingencies

As of March 31, 2008, the Company had the following commitments and contractual obligations:

•
A lease agreement for the lease of a corporate office facility located in Paramus, NJ. The lease has an approximate five-year life with the option to extend the lease for two additional five-year terms. The annual rental expense is approximately $300,000 for the first five years.

•
Three lease agreements for the lease of a corporate office facility located in Niwot, Colorado. The leases have an approximate five-year life with the option to extend each lease for 36 months. The annual rental expense is approximately $120,000 for the first five years.

•
Forward purchase commitments for a portion of the Company's projected requirement for peanuts and for palm, soy and canola oil. These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price. Based on the most recent prices the Company realized, these commitments would total approximately $20.8 million as of March 31, 2008. The commitments are expected to be liquidated by December 2008.

•	The Company uses interest rate swaps to cover exposure to changes in interest rates on its secured debt financing; no interest rate swaps were outstanding as of March 31, 2008.

The Company is party to various legal proceedings arising in the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse affect on the Company’s financial position, results of operations or cash flow.

15.	Stockholders’ equity

Private Placement

In connection with the GFA merger, the Company entered into a private placement transaction for common stock and Series A convertible preferred stock together with investor warrants, pursuant to a Securities Purchase Agreement dated, September 25, 2006, as amended by letter agreement, dated February 15, 2007. The Agreement included 14,410,188 of shares of common stock and 15,388,889 of Series A convertible preferred stock along with related investor warrants. The net proceeds of approximately $246 million received by the Company were used to fund a portion of the GFA merger acquisition costs.

Series A Convertible Preferred Stock

On January 3, 2008, the Company announced that it was forcing the conversion of all of its issued and outstanding shares of Series A convertible preferred stock into common stock. Each share of Series A convertible preferred stock was automatically converted into 1.268 shares of common stock and all of the issued and outstanding shares of Series A convertible preferred ceased to exist.

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

Common Stock in Escrow

All of the shares of the Company’s common stock outstanding prior to December 16, 2005, the date of its initial public offering, were placed in escrow, as required by the Company’s IPO underwriters, with Continental Stock Transfer & Trust Company, as escrow agent. The shares, when purchased in June 2005 by the Company’s officers, directors and related parties, were freely transferable and not subject to a substantial risk of forfeiture. The shares were only to be released from escrow on December 16, 2008 in the event that the Company was able to complete an initial business combination, but one-half of the escrowed shares could be released after an initial business combination if the Company’s stock closed at $11.50 or above for a specified period of time. Of the 3,190,210 shares initially held in escrow, 1,595,105 were released on October 11, 2007 because the last sales price of the Company’s common stock was at least $11.50 per share for 20 out of 30 trading days. The Company recorded a charge to earnings in the fourth quarter of 2007 of $18,455,815 (excluding amounts previously expensed), as all of the shares were held by officers, directors and related parties. The charges were based on the price of common stock of $12.31 on the date the above conditions were met. The remaining 1,595,105 shares in escrow are subject to release on December 16, 2008. As these shares are not performance based, no charge to earnings will be required to be made upon their release.

Redemption of Public Warrants

During December 2007, the Company received approximately $76.5 million from the redemption of its public warrants. The Company paid down approximately $40.0 million of its first lien debt, as it was required to use one-half of the proceeds of the public warrant redemption to pay off a portion of its term loan. In March 2008, the Company paid an additional $30.0 million of its second lien debt.

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

We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. We cannot assure you that any future results, performance or achievements will be achieved. For a discussion of these risks, uncertainties and other factors, see the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections included in our annual report on Form 10-K for the year ended December 31, 2007.

GFA Merger

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

Company Overview

We are a consumer food products company that competes primarily in the retail branded food products industry and focuses on providing value-added, functional food products to consumers. Functional food is defined as a food or a food ingredient that has been shown to affect specific functions or systems in the body and may play an important role in disease prevention. We market buttery spreads, popcorn, peanut butter, cooking oil, mayonnaise and other products primarily under the Smart Balance® trademark. In the natural food channel, we sell similar natural and organic spreads products under the Earth Balance® trademark. Our trademarks are of material importance to our business and are protected by registration or other means in the United States and a number of international markets. Our buttery spreads business, marketed under SmartBalance®, Earth Balance®, SmartBeat® and Nucoa®, is by far the most developed product segment and accounted for approximately 70% of sales for the three months ended March 31, 2008.

Our products are sold in all 50 states, with little international sales presence. We sell our products in mass merchandise, grocery, natural food and club stores throughout the U.S, with a majority of products sold through supermarket chains and food wholesalers. We utilize regional sales managers who are full-time employees and work with food brokers to sell our products. In September 2007, we entered into an agreement with Acosta, Inc. to become our national sales agency. Additionally, we sell a small portion of our products through independent food distributors. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 17% of consolidated net sales for the three months ended March 31, 2008.

Our signature buttery spreads and popcorn products utilize a proprietary licensed, patented technology that is free of trans fats and enhances good-to-bad cholesterol ratios. In 1996, Brandeis University licensed to GFA certain technology relating to the use of a balanced proportion of saturated and polyunsaturated fatty acids from one or more vegetable oil sources for incorporation in food products to increase HDL and HDL/LDL cholesterol ratio. Our agreement with Brandeis provides us with an exclusive license to a number of patents until April 7, 2015, at which time the patents will expire. In addition, we have proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.

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

Results of Operations

The following discussion includes the operating results of GFA, the Company’s wholly-owned subsidiary. Prior to the completion of the merger, we were a blank check company with no operations. Accordingly, the results of operations do not provide a meaningful comparison with the prior periods. Information for the three months ended March 31, 2008 includes the operations of GFA. Information for the three months ended March 31, 2007 relates solely to the Company as a blank check company that had no operations.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

(in millions except per share)	Three Months Ended March 31,
	2008	2007

Net Sales	$50.8	$—
Cost of Goods Sold	27.9	—
Gross Profit	22.8	—
Operating Expenses	20.9	0.7
Operating Income (Loss)	1.9	(0.7)
Other Expenses, Net	(3.9)	(6.7)
(Loss) before Income Taxes	(2.0)	(7.4)
Provision (Benefit) for Income Taxes	(0.8)	0.1
Net (Loss)	$(1.2)	$(7.5)
Net (Loss) Per Common Share	$(0.02)	$(0.52)

Net Sales:

Our net sales for the three months ended March 31, 2008 was $50.8 million.

Cost of Goods Sold:

Cost of goods sold for the three months ended March 31, 2008 was $27.9 million, resulting in a gross profit of $22.8 million, or 44.9% of net sales.

Operating Expenses:

Total operating expenses for the three months ended March 31, 2008 was $20.9 million compared to $0.7 million for the corresponding period in 2007. The operating expenses for the first quarter of 2008 included selling, marketing and general and administrative expenses. Also included in operating expenses were approximately $3.5 million of stock-based compensation expense, as determined under Statement of Financial Reporting Standard (SFAS) No. 123R. Operating expenses incurred during the first quarter of 2007 consist primarily of formation and operating costs.

Operating Income (Loss):

We had operating income of $1.9 million for the first three months of 2008 compared with an operating loss of $0.7 million for the corresponding period in 2007.

Other Income (Expense):

We incurred other expenses of $3.9 million for the three months ended March 31, 2008 compared to expenses of $6.7 million in the corresponding period in 2007. The results for 2008 included net interest expense of $3.2 million compared with interest income of $1.1 million in the same period in 2007. Included in the 2008 net interest expense is a prepayment penalty of $.6 million for the March prepayment of the second lien debt in the amount of $30 million. We also had approximately $.9 million of other expenses for the three months ended March 31, 2008 which represented almost entirely the write off of our deferred financing costs related to the prepayment of debt. Included in the results for 2007 was a $7.8 million loss from derivative liabilities. In 2007, we also had interest income from the investment of the IPO proceeds held in trust.

Income Taxes:

The provision for income taxes for the three months ended March 31, 2008 was a benefit of $0.8 million compared with a provision of $0.1 million for the corresponding period in 2007. The provision in 2007 was based on taxable income, which excludes the losses for derivatives which is not deductible for tax purposes.

Net (Loss):

Our net loss for the first three months of 2008 was $1.2 million compared with a loss of $7.5 million for the corresponding period in 2007.

Net (Loss) Per Common Share:

Our net loss per share in the first quarter of 2008 was $(0.02) compared to a net loss of $(0.52) million in the corresponding period in 2007 based on the weighted average shares outstanding of 62.2 million in the first quarter of 2008 compared to 14.3 million in the first quarter of 2007.

Cash Flows

The discussion of cash flows for the first quarter of 2008 includes the consolidated results of GFA, the Company’s wholly-owned subsidiary which was acquired on May 21, 2007. Prior to the completion of the merger, we were a blank check company with no operations. Accordingly, the cash flows do not provide a meaningful comparison with the prior periods.

Three Months Ended March 31, 2008 Compared to the Three months Ended March 31, 2007

Cash used in operating activities was $.09 million for the three months ended March 31, 2008 compared to cash provided from operating activities of $0.2 million in the corresponding period in 2007. For the first three months of 2008, we had net loss of $1.2 million, which included $3.5 million of stock-based compensation expenses and $2.0 million of depreciation and amortization. Higher working capital needs in the first quarter of 2008 more than offset the benefit of these non-cash charges. For the three months ended March 31, 2007, the cash flow provided by operating activities, excluding the increase in derivative liabilities of $7.8 million, resulted from interest income, which offset operating expenses.

Cash used in investing activities totaled $.5 million during the three months ended March 31, 2008 which resulted from purchase of software development costs of $.7 million and other fixed assets offset by recovery of certain legal costs related to protecting our intangible assets. In 2007, we had a net use of $0.8 million, which resulted from the purchase of treasury bills in excess of the proceeds received.

Cash used in financing activities was $30.0 million for the three months ended March 31, 2008, resulting from the prepayment of our second lien debt, compared to cash provided from financing activities of $0.2 million for the corresponding period in 2007. For 2007, the net proceeds from stock-holders accounted for most of net cash provided from financing activities.

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

We believe that cash flows generated from operations, existing cash and cash equivalents, and borrowing capacity under the revolving credit facility should be sufficient to finance working capital requirements for our business for the foreseeable future. As of March 31, 2008, $20 million was available for borrowing under our revolving credit facility. Developing and bringing to market other new brands and business opportunities may require additional outside funding, which may require us to seek out additional borrowing arrangements.

Secured Debt Financing:

In conjunction with the GFA merger, on May 21, 2007, we entered into a loan arrangement with Banc of America Securities LLC and Bank of America, N.A. for $180 million in secured debt financing consisting of: (1) a $140 million first lien facility comprised of a $120 million term loan and a $20 million revolver and (2) a second lien facility comprised of a $40 million term loan. The first lien facility is secured by a first lien on all of our assets and the second lien facility is secured by a second lien on all of our assets. Through September 30, 2007, we paid $0.6 million in principal payments on its first lien facility. In December 2007, we made a $39.9 million principal pre-payment on its first lien facility as a result of the proceeds derived from the exercise of the public warrants. In March 2008, we prepaid $30 million on our second lien facility, reducing the outstanding principal balance to $10 million. As a result of the prepay-ment, the Company wrote off approximately $0.9 million of deferred financing costs, which is included in other income, net for the period ended March 31, 2008.

The term loan of the first lien facility will mature on May 21, 2014 and the revolving loan under the first lien facility will mature on May 21, 2013. The term loan of the second lien facility will mature on November 18, 2014.

At our option, the interest rate on the first lien facility is LIBOR plus 3.25% per annum or the higher of (i) the Bank of America prime rate or (ii) the federal funds rate plus 0.50%, in either case plus an applicable margin. The applicable margin on the first and second lien facilities is determined in accordance with a pricing grid based on the Company’s leverage ratio. The Company opted to elect conversion of the first lien facility to an interest rate based on LIBOR plus an applicable margin of 3.25% per annum beginning July 1, 2007 in accordance with a pricing grid based on the Company's leverage ratio. The applicable margin was reduced to 3.00% per annum beginning March 28, 2008, which resulted in an interest rate of 5.67% at March 31, 2008. At the Company’s option, the interest rate on the second lien facility is LIBOR plus an applicable margin of 6.00% per annum or the higher of (i) the Bank of America prime rate or (ii) the federal funds rate plus 0.50%, in either case plus a margin of 5.00% per annum. The Company opted to elect conversion of a second lien facility to an interest rate based on LIBOR plus an applicable margin of 6.00% per annum, beginning July 1, 2007, which resulted in an interest rate at March 31, 2008 of 8.67%.

There is no prepayment penalty for optional prepayments of the first lien facility and the following penalties for optional prepayments on the second lien facility: 2.00% premium if prepaid the first year; 1.00% premium if prepaid the second year; and no prepayment penalty thereafter. As a result of prepaying $30.0 million of the second lien facility the Company paid a $0.6 million prepayment penalty, which is included in interest expense for the period ended March 31, 2008. Mandatory prepayments under both facilities include 50% of excess cash flow (as defined in the loan documentation) and 50% of all net cash proceeds from the issuance of additional equity interests by us. In addition, the term loan of the first lien facility is subject to quarterly amortization of principal with 1.00% of the initial aggregate advances under such loan to be payable in each of the first six years and the remainder of the initial aggregate advance to be payable in a balloon payment at maturity.

The first and second lien credit facilities can be accelerated upon the occurrence of certain events, including:

•	nonpayment of debt including interest and fees;

•	failure to perform or observe covenants;

•	cross defaults to other indebtedness exceeding $5.0 million;

•	bankruptcy and insolvency; and

•	certain other events.

The first lien credit facility requires that the Company:

•	maintain a ratio of consolidated EBITDA to consolidated cash interest charges of at least 2.00 to 1, increasing to 3.00 to 1 over the remaining term of the facility;

•
a leverage ratio for all of our debt which restricts us from allowing our total debt to be greater than 4.5 times our consolidated EBITDA, stepping down to 2.25 to 1 over the remaining term of the facility; and

•
a leverage ratio which restricts us from allowing our consolidated first lien credit facility indebtedness to be greater than 3.25 times our consolidated EBITDA, stepping down to 1.25 to 1 over the remaining term of the facility.

The second lien credit facility contains one financial covenant consisting of a leverage ratio for all debt which restricts us from allowing our total debt to be greater than 5.0 times our consolidated EBITDA, stepping down to 2.75 to 1 over the remaining term of the facility. We were in compliance with all of our debt covenants at March 31, 2008.

Long term debt as of March 31, 2008 is as follows:

First lien term loan	$79,504,174
Second lien term loan	10,000,000
Total Debt:	89,504,174
Less: Current maturities	—
Total long term debt	$89,504,174

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Discussion of Results on an Operating Basis

Our GAAP financial information includes the results of GFA from the date of the acquisition (May 21, 2007) and, therefore, is not necessarily comparable for the prior periods presented. Accordingly, the information below presents historical periods on an “operating basis,” which, for the three months ended March 31, 2007 (prior to the acquisition of GFA), excludes the operating expenses of Smart Balance (parent company) and includes only the operating results of GFA. The accompanying table reconciles those results to GAAP results. We believe that this presentation allows investors more useful information because it more closely reflects the performance and expenses of the operating entity in both the current and prior periods presented.

For the three months ended March 31, 2008, the GAAP operating loss includes certain expenses (non-cash) related to FAS 123R stock option expense and amortization that did not exist for GFA in prior periods. In order to provide a more meaningful comparison of operating performance with prior periods, we have removed those items from the operating basis results set forth below for the three months ended March 31, 2008. Furthermore, we have added the operating expenses of the parent company back to the operating basis results below for the three months ended March 31, 2007, as GFA incurred its own operating expenses prior to the date of acquisition and the inclusion of the parent company’s expenses prior to the date of acquisition would make it difficult to compare the operating results period to period. Additionally, in 2008, the Company began accruing for certain trade incentives and marketing costs as prepaid expense to better match recognition of expense to revenue.  While this methodology may create timing differences between prior year’s quarters on an operating basis, it has no impact on full year results. A retrospective application of the change in accounting principle is being applied to 2007 results to improve comparability. With the information as set forth below, we believe management and stockholders are better able to determine whether or not sales, gross profit or operating income of the acquired business have improved in 2008 compared with prior periods. The operating basis results provided below are intended to assist the reader in comparing the operating performance of the GFA business we acquired, for the periods before and after the acquisition. However, they do not indicate what actual consolidated results would have been had we acquired GFA on January 1, 2007.

The operating basis results should not be viewed in isolation or as a substitution for GAAP results.

($ in millions)		Add GFA
(unaudited)	As reported	Results prior		Operating
	Form 10-Q	To Acquisition(1)	Adjustments(2)	Basis

Three Months Ended March 31, 2008
Net Sales	$50.8	$-	$-	$50.8
Gross Profit	22.8	-	-	22.8
% of Net Sales	45%	-	-	45%
Operating Income	2.0	-	-	2.0
Incremental expenses included in Operating Income :
FAS 123R Stock Option Expense	-	-	3.5	3.5
Amortization and Depreciation	-	-	1.1	1.1
Operating Income excluding Non-cash expenses and parent company pre-acquisition expenses	$2.0	$-	$4.6	$6.6
% of Net Sales				13.0%

Three Months Ended March 31, 2007
Net Sales	$-	$40.6	$-	$40.6
Gross Profit	-	19.9	-	19.9
% of Net Sales	-	49%		49%
Operating Income (Loss) excluding non-cash expenses and parent company pre-acquisition expenses	$(.7)	$8.2	$.7	$8.2
% of Net Sales				20.1%

(1) The retrospective application of the change in accounting principle resulted in adjustments to previously reported amounts of $0.09 million and $1.36 million to net sales and operating income, respectively.

(2) To remove parent company pre-acquisition expenses from results prior to the acquisition date and to add back certain non-cash expenses included in 2008 which did not exist in 2007. Parent company expenses incurred beginning May 21, 2007 remain included in operating basis results.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net Sales. Net sales increased 25.1% to $50.8 million in 2008, from $40.6 million in 2007, due to higher prices across almost all categories and increased volume in spreads from shipments of the new Smart Balance® extra virgin olive oil spreads, omega-3 enhanced spreads and 50/50 butter blend. These gains were partially offset by trade and promotion costs. During the Easter promotion period, the Company raised promoted prices to maintain margins in step with the February price increase, while the category generally kept previous holiday pricing levels in place. This resulted in a lower holiday performance at retail for Smart Balance products in March. Market shares for spreads increased versus the prior year for the 25th consecutive quarter. Market shares for peanut butter and cooking oil also increased while mayonnaise and popcorn declined.

Gross Profit. Gross profit increased $2.9 million to $22.8 million in 2008 from $19.9 million in 2007 as the impacts of higher pricing and sales volume growth were greater than increases in input costs and trade related spending. Gross profit as a percent of net sales decreased to 45.0% in 2008 from 49.0% in the first quarter of 2007, as the rate of pricing increases to customers lagged the rate of input costs increases, primarily raw materials. Input costs increased in all major commodities used in the company’s products.

Operating Income less Non-Cash Items. Operating income declined $1.6 million to $6.6 million in 2008 from $8.2 million in 2007 as the increase in gross profit was largely offset by increased selling costs and general and administrative expenses. Selling costs increased $1.6 million due to higher overhead, warehouse and freight costs. General and administrative expenses increased $2.6 million primarily due to higher headcount and infrastructure costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks due primarily to changes in interest rates, which we manage primarily by managing the maturities of our financial instruments. We do not use derivatives to alter the interest characteristics of our financial instruments.

We purchase significant amounts of soy, palm and canola oil products to support the needs of our brands. The price and availability of these commodities directly impacts the results of operations and can be expected to impact the future results of operations. We do not engage in any hedging activities because we enter into agreements that qualify as normal purchases and sales in the normal course of business. Accordingly, the agreements do not qualify as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Based on the most recent prices for soy, palm and canola oil products, we would have commitments of $20.8 million.

In conjunction with the fixed-rate debt arrangements discussed elsewhere in this report, we entered into $80,000,000 of interest rate swaps on August 16, 2007, which are designed to fix the interest rate of the variable rate debt. Under these swaps, we receive or pay the difference between our fixed-rate interest payments and floating-rate payments based on LIBOR. The effect of this is to convert floating-rate interest expense based on LIBOR into fixed-rate interest expense. The arrangements settle on the last day of each calendar quarter. For the quarter ended March 31, 2008, the Company paid $1,021,222 and received $976,733 with the difference increasing interest expense by $44,489.

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

Item 4. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on manage-ment’s evaluation of our disclosure controls and procedures as of March 31, 2008, our Chief Executive Officer and Principal Financial and Accounting Officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. During the fiscal quarter ended March 31, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

There have been no material changes to the litigation we previously reported under Item 3 in our annual report on Form 10-K for the year ended December 31, 2007.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A of our annual report on Form 10-K for the year ended December 31, 2007.

Item 6. Exhibits.

See the exhibit index located elsewhere in this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant’s principal financial officer, thereunto duly authorized.

May 9, 2008	SMART BALANCE, INC. (Registrant)

/s/ Stephen B. Hughes
Stephen B. Hughes Chairman and Chief Executive Officer (Authorized officer of Registrant)

/s/ Alan S. Gever
Alan S. Gever Executive Vice President and Chief Financial Officer (Principal financial officer of Registrant)

Exhibit Index:

18	Preferability Letter from Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002