Form 10-Q
period 2008-06-30
SMART BALANCE, INC.
filed 2008-08-08
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2008	Commission File Number 000-51506

 Smart Balance, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2949397
(State of or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

115 West Century Road, Suite 260, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip code)

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

As of August 7, 2008 the Registrant had 62,630,683 shares of common stock, par value $.0001 per share, outstanding.

SMART BALANCE, INC.

i

Part I. Financial Information

Item 1. Financial Statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,708,052	$37,648,754
Accounts receivable, net of allowance 2008- $211,597 and 2007-$228,871	10,369,949	11,733,117
Accounts receivable - other	601,986	799,470
Inventories	10,966,149	7,202,198
Prepaid taxes	1,911,075	6,517,833
Prepaid expenses and other assets	10,768,945	1,454,866
Deferred tax asset	1,079,509	1,079,509
Total current assets	41,405,665	66,435,747
Property and equipment, net	3,120,532	1,805,331
Other assets:
Goodwill	374,885,923	374,885,923
Other intangibles, net	157,256,576	159,645,634
Deferred costs, net	2,479,624	3,519,412
Other assets	142,090	74,975
Total other assets	534,764,213	538,125,944
Total assets	$579,290,410	$606,367,022
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$21,306,604	$20,355,419
Income taxes payable	735,888	1,035,149
Total current liabilities	22,042,492	21,390,568
Long term debt	89,504,174	119,504,174
Deferred tax liability	51,072,951	53,293,528
Other liabilities	99,452	-
Total liabilities	162,719,069	194,188,270
Commitment and contingencies:
Stockholders' equity
Series A Convertible Preferred stock, $.0001 par value, 50,000,000 shares authorized; 15,388,889 preferred shares converted into 19,516,832 shares of common stock on January 3, 2008	-	175,659,013
Common stock, $.0001 par value, 250,000,000 shares authorized; 62,630,683 (June 30, 2008) and 43,113,863 (December 31, 2007) issued and outstanding	6,263	4,311
Additional paid in capital	498,242,193	315,479,759
Retained deficit	(81,677,115)	(78,964,331)
Total stockholders' equity	416,571,341	412,178,752
Total liabilities and stockholders' equity	$579,290,410	$606,367,022

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six Months ended June 30, 2008	Six Months ended June 30, 2007

Net sales	$47,989,930	$18,649,243	$98,779,785	$18,649,243
Cost of goods sold	28,112,737	9,908,083	56,052,905	9,908,083
Gross profit	19,877,193	8,741,160	42,726,880	8,741,160
Operating expenses:
Marketing	7,443,077	3,047,489	14,840,590	3,047,489
Selling	3,902,982	1,640,080	8,111,992	1,640,080
General and administrative	9,031,717	3,449,058	18,314,767	3,796,337
Total operating expenses	20,377,776	8,136,627	41,267,349	8,483,906
Operating (loss) income	(500,583)	604,533	1,459,531	257,254
Other income (expense):
Interest income	13,006	1,215,847	264,367	2,299,970
Interest expense	(1,989,066)	(2,097,892)	(5,220,788)	(2,099,582)
Loss on derivative liability	-	(13,102,582)	-	(20,886,694)
Other income (expense), net	(36,697)	119,606	(978,716)	119,607
Total other income (expense)	(2,012,757)	(13,865,021)	(5,935,137)	(20,566,699)
(Loss) before income taxes	(2,513,340)	(13,260,488)	(4,475,606)	(20,309,445)
(Benefit) provision for income taxes	(977,915)	393,539	(1,762,822)	541,722
Net (loss)	$(1,535,425)	$(13,654,027)	$(2,712,784)	$(20,851,167)

(Loss) per share:
Basic	$(0.02)	$(0.65)	$(0.04)	$(1.18)
Diluted	$(0.02)	$(0.65)	$(0.04)	$(1.18)
Weighted average shares outstanding:
Basic	62,630,683	20,848,447	62,415,028	17,620,131
Diluted	62,630,683	20,848,447	62,415,028	17,620,131

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30, 2008	Six months ended June 30, 2007

Cash flows from operating activities
Net (loss)	$(2,712,784)	$(20,851,167)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	3,220,576	544,734
Deferred income taxes	(2,220,577)	(1,593,028)
Stock based compensation	7,197,377	1,077,279
Increase in derivative liabilities	-	20,886,694
Deferred interest income	-	(432,623)
Changes in assets and liabilities:
Accounts receivable	1,363,168	1,238,909
Inventories	(3,763,951)	(924,281)
Prepaid expenses and other current assets	(4,509,837)	(68,280)
Accounts payable and accrued expenses	592,257	(3,415,549)
Net cash (used in) operating activities	(833,771)	(3,537,312)
Cash flows from investing activities
Purchase of property and equipment	(1,457,483)	(2,306)
Capitalization/recovery of legal fees	350,552	-
Purchase of GFA	-	(486,132,283)
Net cash (used in) investing activities	(1,106,931)	(486,134,589)
Cash flows from financing activities
Repayment of debt	(30,000,000)	(300,000)
Proceeds from issuance of long-term debt	-	160,000,000
Proceeds from issuance of common stock	-	107,500,000
Proceeds from issuance of preferred stock	-	138,500,001
Payments for costs of equity issuance	-	(12,409,756)
Payment for acquiring long-term debt facility	-	(4,666,698)
Payment of advances from stockholders	-	(206,276)
Net cash provided by (used in) financing activities	(30,000,000)	388,417,271
Net (decrease) in cash for the period	(31,940,702)	(101,254,630)
Cash - Beginning of period	37,648,754	101,642,753
Cash - End of period	$5,708,052	$388,123
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$716,000	$6,127,500
Interest	$5,211,356	$1,975,527
Supplemental disclosure of non-cash activity:
Conversion of Series A Convertible Preferred Stock	$175,659,013	$-
Accrual of preferred stock derivative liability	$-	$9,204,659

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

The accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Smart Balance, Inc. included in the Company's 2007 annual report on Form 10-K. The reported results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. Certain amounts have been reclassified to conform with current presentations.

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

Change in Accounting Principle:

During the first quarter of 2008, the Company changed its method of accounting for certain trade incentives and marketing costs and began deferring a portion of such items as prepaid expenses in proportion to forecasted revenues for the year.  This change enhances the matching of the Company’s expenses with revenues.  Additionally, this change provides better comparability to the Company’s industry peers, most of whom defer a portion of trade incentives and marketing costs as prepaid expenses earlier in the year and recognize those expenses in subsequent quarters in line with actual revenue earned.  While this methodology may create timing differences between quarters in 2007 as previously reported, it had no impact on the full year results. For more information, see the section entitled “Prepaid Expenses” contained in footnote 3.

Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” requires that a change in accounting principle be retrospectively applied to all prior periods presented. The Company has presented the effects of the change in accounting for trade incentives and marketing costs to the condensed consolidated statement of operations for the three and six months ended June 30, 2007, the condensed consolidated balance sheet as of June 30, 2007 and the condensed consolidated statement of cash flows for the six months ended June 30, 2007 in the tables below. The Company has condensed the comparative financial statements for the financial statement line items that were not affected by the change in accounting principle. The Company has presented the effects of the change of accounting principle in the selected unaudited pro forma financial information presented in footnote 2. The Company has also presented the effects of the change in accounting principle in the discussion of results on an operating basis included in management’s discussion and analysis included elsewhere in this quarterly report on Form 10-Q.

Condensed Consolidated Statement of Operations

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	As originally reported	Effect of change	As adjusted	As originally reported	Effect of change	As adjusted

Net sales	$18,598,057	$51,186	$18,649,243	$18,598,057	$51,186	$18,649,243
Cost of goods sold	9,908,083	-	9,908,083	9,908,083	-	9,908,083
Gross profit	8,689,974	51,186	8,741,160	8,689,974	51,186	8,741,160
Operating expenses:
Marketing	2,326,518	720,971	3,047,489	2,656,339	391,150	3,047,489
SG&A, Other	5,089,138	-	5,089,138	5,436,417	-	5,436,417
Total operating expenses	7,415,656	720,971	8,136,627	8,092,756	391,150	8,483,906
Operating income (loss)	1,274,318	(669,785)	604,533	597,218	(339,964)	257,254
Total other (expense)	(13,865,021)	-	(13,865,021)	(20,566,699)	-	(20,566,699)
(Loss) before income taxes	(12,590,703)	(669,785)	(13,260,488)	(19,969,481)	(339,964)	(20,309,445)
Provision for income taxes	393,539	-	393,539	541,722	-	541,722
Net (loss)	$(12,984,242)	$(669,785)	$(13,654,027)	$(20,511,203)	$(339,964)	$(20,851,167)
(Loss) per share:
Basic	$(0.62)	$(0.03)	$(0.65)	$(1.16)	$(0.02)	$(1.18)
Diluted	$(0.62)	$(0.03)	$(0.65)	$(1.16)	$(0.02)	$(1.18)

Weighted average shares outstanding:
Basic	20,848,447	-	20,848,447	17,620,131	-	17,620,131
Diluted	20,848,447	-	20,848,447	17,620,131	-	17,620,131

Condensed Consolidated Balance Sheet
As of June 30, 2007

	As originally	Effect of
	reported	Change	As adjusted
Assets
Current assets:
Prepaid expenses and other assets	$12,208,860	$-	$12,208,860
Other current assets	16,670,748	135,985	16,806,733
Total current assets	28,879,608	135,985	29,015,593
Property and equipment, net	112,560	-	112,560
Total other assets	486,335,527	-	486,335,527
Total assets	$515,327,695	$135,985	$515,463,680
Liabilities and Stockholders' Equity
Current liabilities:
Income taxes payable	$-	$135,985	$135,985
Other current liabilities	80,368,176	339,964	80,708,140
Total current liabilities	80,368,176	475,949	80,844,125
Noncurrent liabilities	304,418,359	-	304,418,359
Total liabilities	384,786,535	475,949	385,262,484
Total stockholders' equity	130,541,160	(339,964)	130,201,196
Total liabilities and stockholders' equity	$515,327,695	$135,985	$515,463,680

Condensed Consolidated Statement of Cash Flows
Six months ended June 30, 2007

	As originally reported	Effect of change	As adjusted

Cash flows from operating activities
Net (loss)	$(20,511,203)	$(339,964)	$(20,851,167)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	20,483,056	-	20,483,056
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	67,705	(135,985)	(68,280)
Accounts payable and accrued expenses	(3,714,681)	339,964	(3,374,717)
Other changes in operating assets and liabilities	282,512	135,985	418,497
Other adjustments	(144,701)	-	(144,701)
Net cash (used in) provided by operating activities	(3,537,312)	-	(3,537,312)
Net cash (used in) investing activities	(486,134,589)	-	(486,134,589)
Net cash provided by (used in) financing activities	388,417,271	-	388,417,271
Net (decrease) in cash for the period	(101,254,630)	-	(101,254,630)
Cash - Beginning of period	101,642,753	-	101,642,753
Cash - End of period	$388,123	$-	$388,123

As noted above, the Company changed its method of accounting for trade incentives and marketing costs during the first quarter of 2008 with the effects for the second quarter of 2007 shown in detail above. For the third and fourth quarter of 2007, the estimated impact on operating income/net loss was $(4.4) million and $4.7 million, respectively, and the estimated impact on diluted EPS was $(0.15) per share and $0.14 per share, respectively. The effect on net sales was not material. The change had no impact on the full year results.

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

Under the GFA merger agreement, stockholders of GFA Holdings were paid an aggregate of $491.4 million in cash which included the assumption of post-closing bonus payments, net of tax benefits. The acquisition cost was paid with: (i) $101.1 million of cash held in a trust account established in connection with the Company’s initial public offering; (ii) the net proceeds of a private placement (see the stockholders’ equity note located elsewhere in these notes to the financial statements) of $246.0 million ($107.5 million for common stock and $138.5 million for the Series A convertible preferred stock together with the investor warrants); and (iii) proceeds from the secured debt financing (see the long-term debt note located elsewhere in these notes to the financial statements) of $160.0 million.

The purchase price consists of the following:

Cash purchase price (excluding bonus assumption)	$466,802,920
Acquisition costs	9,640,806
Total purchase price	$476,443,726

The Company’s purchase price allocation for the net assets acquired is as follows:

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

Selected Unaudited Pro Forma Financial Information

The financial information in the table below summarizes the actual results of the Company for the three months and six months ended June 30, 2008 and the combined results of operations of Boulder and GFA for the three and six months ended June 30, 2007, as though the GFA merger had occurred on January 1, 2007. A retrospective application of a change in accounting principle is being applied to the pro forma results for 2007 in order to improve comparability. For additional details regarding the change in accounting principle, see footnote 1. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place on January 1, 2007 or that may result in the future. Prior to the completion of the merger, we were a blank check company with no operations.

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007 Pro forma(1)	Six Months Ended June 30, 2008(2)	Six Months Ended June 30, 2007 Pro forma(2)

Net sales	$47,989,930	$42,424,362	$98,779,785	$83,010,329
Operating (loss) income	(500,583)	4,942,589	1,459,531	11,609,858
Net (loss)	(1,535,425)	(12,891,357)	(2,712,784)	(20,014,547)
Less: Unpaid dividends on cumulative preferred stock	-	(2,770,000)	-	(5,540,000)
Net (loss) available for EPS	$(1,535,425)	$(15,661,357)	$(2,712,784)	$(25,554,547)
Loss per share	$(0.02)	$(0.54)	$(0.04)	$(0.89)
Weighted average shares outstanding	62,630,683	28,766,133	62,415,028	28,766,133

(1) The retrospective application of the change in accounting principle resulted in adjustments to previously reported amounts of $(0.156) million and $(1.664) million to net sales and operating income, respectively.

(2) The retrospective application of the change in accounting principle resulted in adjustments to previously reported amounts of $(0.07) million and $(0.101) million to net sales and operating income, respectively.

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

Prepaid Expenses

For interim reporting, the Company estimates certain annual sales incentives and marketing costs for most programs and records a pro rata share in proportion to forecasted annual revenue. The difference between the actual costs incurred to date and the amount deferred is shown as a prepaid asset. At June 30, 2008, the Company has recorded a prepaid asset of $10.0 million which will be charged to expense over the remaining two quarters. Of this amount, approximately $4.7 million represents sales incentives with the remaining $5.3 million representing marketing costs.

Property and equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement. The Company capitalizes software development costs related to its new Enterprise Resource Planning (ERP) and Trade Promotion Spend (TPS) management software packages. Amortization of these costs will commence when the programs are fully ready for their intended use. The ERP software was ready for use in the second quarter of 2008. The TPS software is expected to be ready for its intended use in the fourth quarter of 2008.

Goodwill

Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that impairment may have occurred. The impairment analysis for goodwill includes a comparison of the Company’s carrying value (including goodwill) to the Company’s estimated fair value. If the fair value of the Company does not exceed its carrying value, then an additional analysis is performed to allocate the fair value to all assets and liabilities of the Company as if the Company had been acquired in a business combination and the fair value was its purchase price. If the excess of the fair value of the Company over the fair value of its identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference. The Company completed its impairment analysis at June 30, 2008 with estimated fair value greater than the carrying value of recorded goodwill.

Intangibles Assets

Other intangibles are comprised of both definite and indefinite life intangible assets. Indefinite life intangible assets are not amortized but are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. In assessing the recoverability of indefinite life intangible assets, the Company must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets. The Company completed its impairment analysis at June 30, 2008 for indefinite life intangible assets with the estimated fair value greater than the carrying value of these assets.

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

The Company generally expenses legal and related costs incurred in defending or protecting its intellectual property unless it can be established that such costs have added economic value to the business enterprise, in which case the Company capitalizes the costs incurred as part of intangible assets. The primary consideration in making the determination of whether to capitalize the costs is whether the Company can prove that it has been successful in defending itself against such intellectual property challenges. The second consideration for capitalization is whether such costs have, in fact, increased the economic value of the Company’s intellectual property. Legal defense costs that do not meet the considerations described above will be expensed as incurred. Recovery of legal expenses as part of a settlement agreement will be recorded as a reduction of capitalized legal fees with any excess recorded as income. During 2007, the Company capitalized approximately $1.2 million of legal defense costs. During the six months ended June 30, 2008, the Company was successful in recovering $0.4 million of legal expenses and, therefore, reduced previously capitalized costs by that amount.

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

The Company offers its customers and consumers a variety of sales and incentive programs, including discounts, allowances, coupons and slotting fees; such amounts are estimated and recorded as a reduction in revenue. The Company sells their products to customers without the right of return and is not obligated to accept any returns.

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

SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, paragraph 11 (a) of SFAS No. 133 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position from being treated as derivative instruments. While the public warrants were indexed to the Company’s common stock, the fact that the shares underlying the warrants required that they be settled in registered shares required the Company to classify these instruments as a liability in accordance with EITF 00-19 paragraph 14. This derivative liability was adjusted to fair value, with any changes being recorded as non-operating gains or losses.

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

On October 31, 2007, the Company called for redemption of all of its outstanding public warrants for $.01 per warrant. Under the terms of the warrant agreement, the holders of the warrants had thirty days to exercise the warrants once called. Each public warrant entitled the holder to purchase one share of common stock of the Company at a price of $6.00 per public warrant share exercised. The public warrants were exercised by early December. The fair value of these warrants on the date the redemption was announced was $6.10 per warrant, which resulted in a decrease in the derivative liability from September 30, 2007 of $4,976,728 with a corresponding effect on the Company’s consolidated statement of operations. The remaining balance of $77,841,121 was reclassified from derivative liability to additional paid in capital. The founders’ warrants are not redeemable by the Company so long as they are owned by the initial stockholders. As of June 30, 2008, all 1,000,000 founders’ warrants remained outstanding and unexercised.

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

Loss per Share of Common Stock

Basic earnings (loss) per share is computed by dividing net income or loss applicable to common stockholders by the weighted-average shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average shares outstanding adjusted for any additional common shares that would have been outstanding if all of the potential dilutive common shares had been issued. Potential dilutive common shares outstanding would include primarily stock options and founders’ warrants. The following table summarizes stock options not included in the computation of diluted EPS:

	Three and Six Months Ended June 30,
	2008(1)	2007(1)

Excluded due to option price being greater than market value	10,985,000	715,000
Excluded due to anti-dilution	62,500	6,682,500

(1)  None of the 1,000,000 outstanding founders’ warrants were included because their inclusion would have been anti-dilutive.

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

Research and Development

Research and development expenses are charged to operations when incurred and amounted to $49,048 for the three months June 30, 2008 and $92,288 for the six months ended June 30, 2008. On a pro forma basis, research and development expenses amounted to $18,735 for the three months June 30, 2007 and $37,278 for the six months ended June 30, 2007.

Derivative Instruments

The Company recognizes derivatives as either assets or liabilities and measures those instruments at fair value. The accounting for changes in fair value is included in earnings when the hedged exposure affects earnings. The Company uses interest rate swaps to cover exposure to changes in interest rates. No interest rate swaps were outstanding as of June 30, 2008.

Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2008, no valuation allowances were recorded. For the three months and six months ended June 30, 2007, the effective tax rate was higher than the statutory tax rate primarily due to the effect of the change in derivative liabilities since such losses are not deductible for income tax purposes.

Advertising

Advertising costs are charged to operations (classified as marketing expenses) and amounted to $4,875,438 and $9,638,680 for the three months and six months ended June 30, 2008, respectively. Advertising costs for the three months and six months ended June 30, 2007 amounted to $5,374,205 and $10,447,805, respectively.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short term investments and trade receivables. The Company maintains the majority of its cash and cash equivalents in the form of demand deposits with financial institutions that management believes are creditworthy. At June 30, 2008, the cash balances in these institutions exceeded federally insured amounts. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base. The Company does have one customer that accounted for approximately 20% and 18% of sales during the three months and six months ended June 30, 2008, respectively. The aggregate accounts receivable from this customer amounted to approximately 16% of the accounts receivable balance outstanding at June 30, 2008. The Company also has one product, “spreads,” which, accounted for approximately 68% and 70% of total revenue during the three months and six months ended June 30, 2008, respectively. Approximately 72% of the Company’s revenues during the first half of 2008 came from products utilizing a license from Brandeis University.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS No. 159 provides for an election to expand the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has elected to adopt SFAS No. 159 on a instrument-by-instrument basis effective January 1, 2008. The Company had no assets or liabilities it was treating under the fair value basis at the adoption date and does not currently have any assets accounted for under the provisions of SFAS No. 159.

4.	Property and equipment

Property and equipment consist of the following:

	June 30, 2008	December 31, 2007
Equipment	$290,885	$227,474
Software development costs	1,865,830	701,249
Furniture and fixtures	828,197	653,932
Leasehold improvements	325,473	270,245
Gross assets	3,310,385	1,852,900
Less: accumulated depreciation	(189,853)	(47,569)
Property and equipment, net	$3,120,532	$1,805,331

Depreciation expense was $142,283 for the six months ended June 30, 2008 and $47,569 for the year ended December 31, 2007.

5.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2008	December 31, 2007

Accounts payable	$14,698,925	$17,866,526
Accrued expenses	6,607,679	2,488,893
Total	$21,306,604	$20,355,419

6.	Major customer

The Company has one customer that accounted for approximately 20% and 18% of sales during the three months and six months ended June 30, 2008, respectively. The aggregate accounts receivable from this customer amounted to approximately 16% of the total accounts receivable at June 30, 2008.

7.	Intangible assets

The following is a summary of intangible assets and goodwill as of December 31, 2007 and June 30, 2008:

	Net Balance, December 31, 2007	Amortization	Adjustments	Net Balance, June 30, 2008

Patent technology	$37,534,247	$(2,000,000)	$-	$35,534,247
Supply relationship	958,904	(38,506)	-	920,398
Trademarks	121,152,483	-	(350,552)	120,801,931
Goodwill	374,885,923	-	-	374,885,923
	$534,531,557	$(2,038,506)	$(350,552)	$532,142,499

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

Through September 30, 2007, the Company paid $600,000 in principal on its first lien term loan. In the fourth quarter of 2007, the Company used $39.9 million of $76.5 million received from the exercise of public warrants to prepay the next eight quarterly principal payment requirements of $300,000 and applied the balance against principal on the first lien term loan. On March 5, 2008, the Company prepaid $30.0 million of its second lien facility, reducing the principal amount to $10.0 million. As a result of the prepayment, the Company wrote off approximately $866,000 of deferred financing costs, which is included in other income, net for the six months ended June 30, 2008.

The term loan of the first lien facility will mature on May 21, 2014 and the revolving loan under the first lien facility will mature on May 21, 2013. The term loan of the second lien facility will mature on November 18, 2014.

At our option, the interest rate on the first lien facility is LIBOR plus 3.25% per annum or the higher of (i) the Bank of America prime rate or (ii) the federal funds rate plus 0.50%, in either case plus an applicable margin. The applicable margin on the first and second lien facilities is determined in accordance with a pricing grid based on the Company’s leverage ratio. The Company opted to elect conversion of the first lien facility to an interest rate based on LIBOR plus an applicable margin of 3.25% per annum beginning July 1, 2007. In accordance with a pricing grid based on the Company's leverage ratio, the applicable margin was reduced to 3.00% per annum beginning March 28, 2008, which resulted in an interest rate of 5.80% at June 30, 2008. At the Company’s option, the interest rate on the second lien facility is LIBOR plus an applicable margin of 6.00% per annum or the higher of (i) the Bank of America prime rate or (ii) the federal funds rate plus 0.50%, in either case plus a margin of 5.00% per annum. The Company opted to elect conversion of a second lien facility to an interest rate based on LIBOR plus an applicable margin of 6.00% per annum, beginning July 1, 2007, which resulted in an interest rate at June 30, 2008 of 8.80%.

There is no prepayment penalty for optional prepayments of the first lien facility and the following penalties for optional prepayments on the second lien facility: 2.00% premium if prepaid the first year; 1.00% premium if prepaid the second year; and no prepayment penalty thereafter. As a result of prepaying $30.0 million of the second lien facility the Company paid a $0.6 million prepayment penalty, which is included in interest expense for the six months ended June 30, 2008. Mandatory prepayments under both facilities include 50% of excess cash flow (as defined in the loan documentation) and 50% of all net cash proceeds from the issuance of additional equity interests by us. In addition, the term loan of the first lien facility is subject to quarterly amortization of principal with 1.00% of the initial aggregate advances under such loan to be payable in each of the first six years and the remainder of the initial aggregate advance to be payable in a balloon payment at maturity.

The first and second lien credit facilities can be accelerated upon the occurrence of certain events, including:

•	nonpayment of debt including interest and fees;

•	failure to perform or observe covenants;

•	cross defaults to other indebtedness exceeding $5.0 million;

•	bankruptcy and insolvency; and

•	certain other events.

The first lien credit facility requires that the Company:

•	maintain a ratio of consolidated EBITDA to consolidated cash interest charges of at least 2.00 to 1 increasing to 3.00 to 1 at December 31, 2008 and remaining there;

•
a leverage ratio for all Company’s debt which restricts the Company from allowing its total debt to be greater than 4.5 times its consolidated EBITDA, stepping down to 3.25 at December 31, 2008 and eventually stepping down to 2.25 to 1 over the remaining term of the facility; and

•
a leverage ratio which restricts the Company from allowing its consolidated first lien credit facility indebtedness to be greater than 3.25 times its consolidated EBITDA, stepping down to 2.25 to 1 at December 31, 2008 and eventually stepping down to 1.25 to 1 over the remaining term of the facility.

The second lien credit facility contains one financial covenant consisting of a leverage ratio for all debt which restricts the Company from allowing its total debt to be greater than 5.0 times its consolidated EBITDA, stepping down to 2.75 to 1 over the remaining term of the facility. The Company was in compliance with all of its debt covenants at June 30, 2008.

Under the terms of the lien credit facilities, the Company is precluded from reacquiring its own shares.

Long term debt is as follows:

	June 30, 2008	December 31, 2007

First lien term loan	$79,504,174	$79,504,174
Second lien term loan	10,000,000	40,000,000
Total Debt:	89,504,174	119,504,174
Less: Current maturities	-	-
Total long term debt	$89,504,174	$119,504,174

9.	Stock-based compensation

On October 19, 2006, the compensation committee of the board of directors unanimously approved the Company’s Stock and Awards Plan, which we refer to as the stock plan, and directed it be submitted to the stockholders for approval. During a special stockholders meeting on May 17, 2007, the stock plan was approved, pursuant to which the Company reserved up to 9,650,000 shares of common stock for issuance to its officers, directors, employees and consultants and on May 21, 2008, the Company, after a shareholder vote, amended the stock plan to increase the number of shares available for award to a total of 12,150,000.  During 2007, the Company granted options to purchase 8,797,500 shares of stock under the stock plan. During the six months ended June 30, 2008, the Company granted options to purchase 1,250,000 shares of stock under the stock plan.

During the first quarter of 2008, the compensation committee and a sub-committee of the compensation committee approved the issuance of up to 1,375,000 inducement stock options grants to new employees outside of the Company’s stock plan pursuant to NASDAQ Marketplace Rule 4350. During the six months ended June 30, 2008, the Company issued 1,200,000 inducement grant stock options to new employees.

The Company has two types of stock options, traditional service-based options with a four year graded (25% vest each year) vesting and market condition-based stock options which vest when the underlying stock prices reaches either $16.75 or $20.25, respectively, and remains there for 20 out of 30 consecutive trading days. Stock options are granted to recipients at exercise prices equal to the fair market value of the Company's stock at the dates of grant and can consist solely of the service-based options or market conditions-based options or a can consist of a combination of both types of options. Stock options granted to employees have a term of 10 years. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period, or as determined by the Monte Carlo valuation model.

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance at December 31, 2007	8,797,500	$9.88	7.79
Granted	2,450,000	9.01	8.14
Forfeited	(200,000)	9.85	7.39
Exercised	-	-	-
Balance at June 30, 2008	11,047,500	$9.71	7.48

The Company accounts for its stock-based compensation awards under SFAS No. 123R, Share-Based Payment, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

Pre-tax stock-based compensation expense included in reported net loss is as follows:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Service period-based	$1,666,327	$3,260,990
Market price-based $16.75	1,148,009	2,261,425
Market price-based $20.25	848,719	1,674,962
Total	$3,663,055	$7,197,377

For the traditional service-based stock options, the Company estimated the fair value, as of the date of grant, using a lattice option pricing model with the following assumptions: risk-free interest rate of 4.10%-4.67%, expected life 7 years for the service-based options and 10 years for the market price-based options, no dividends and volatility of 36.9%. The cost of the service-based stock options is being amortized over a four year estimated vesting period. No forfeitures were assumed for any of the options. In the case of the market price-based stock options, the Company used the Monte Carlo valuation model and the same assumptions noted above. The Company recognizes compensation expense for the market price-based options over the estimated vesting period, which has been determined to be 3.37 years and 4.20 years for the $16.75 and $20.25 awards, respectively.

10.	Liquidity and capital resources

The Company’s current cash position at June 30, 2008 was $5,708,052. At June 30, 2008, the Company had outstanding payables, accrued expenses and liabilities of $22,042,492. The Company’s short term liabilities exceed our available cash position by $16,334,440. As noted in footnote 8, the Company has a revolving credit facility of $20 million, which it can use to augment cash requirements.

11.	Interest rate derivatives

In conjunction with the fixed-rate debt arrangements noted above the Company entered into notional $80,000,000 of interest rate swaps on August 16, 2007, which are designed to provide a constant interest rate on the variable rate debt. Under these swaps, the Company receives or pays the difference between its fixed-rate interest payments and floating-rate payments based on LIBOR. The effect of this is to convert floating-rate interest expense based on LIBOR into fixed-rate interest expense. The arrangements settle on the last day of each calendar quarter. For the quarter ended June 30, 2008, the Company paid 5.05% and received 2.70% with the difference increasing interest expense by $475,981.

12.	License

A substantial portion of the Company’s business is dependent on its exclusive license of certain technology from Brandeis University. This license agreement, dated June 1996, imposes certain obligations upon the Company, such as diligently pursuing the development of commercial products under the license products. The agreement expires at the end of each patent period of seventeen years after the agreement execution date for products which do not have patents and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that the Company has failed to meet its obligations under the license agreement, Brandeis could seek to limit or terminate the Company’s license rights. Royalties earned by Brandeis for the quarterly period ended June 30, 2008 were $183,261 and $406,685 for the six month period ended June 30, 2008.

13.	Income taxes

The Company’s effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which it operates and the amount of taxable income it earns. The Company’s effective tax rate for 2008 is expected to be 39%. The deferred tax liability represents primarily the difference between the tax and accounting basis of intangible assets acquired in the GFA merger.

14.	Commitment and contingencies

As of June 30, 2008, the Company had the following commitments and contractual obligations:

•
A lease agreement for the lease of a corporate office facility located in Paramus, NJ. The lease has an approximate seven-year life with the option to extend the lease for two additional five-year terms. The annual rental expense is approximately $468,000 for the first seven years.

•
Three lease agreements for the lease of a corporate office facility located in Niwot, Colorado. The leases have an approximate five-year life with the option to extend each lease for 36 months. The annual rental expense is approximately $120,000 for the first five years.

•
Forward purchase commitments for a portion of the Company's projected requirement for peanuts and for palm, soy and canola oil. These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price. Based on the most recent prices the Company realized, these commitments would total approximately $25.6 million as of June 30, 2008. The commitments are expected to be liquidated by December 2008.

•	The Company uses interest rate swaps to cover exposure to changes in interest rates on its secured debt financing; no interest rate swaps were outstanding as of June 30, 2008.

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

Redemption of Public Warrants

In December 2007, the Company received approximately $76.5 million from the exercise of its public warrants. The Company paid down approximately $40.0 million of its first lien debt, as it was required to use one-half of the proceeds of the public warrant redemption to pay off a portion of its term loan. In March 2008, the Company paid an additional $30.0 million of its second lien debt with the funds received from the exercise of public warrants.

16.	Subsequent Events

In July 2008, the Company settled a lawsuit with one of its shareholders from an alleged violation of Section 16(b) of the Securities Exchange Act of 1934, as amended, by the shareholder. As part of the settlement, the Company received $2.3 million. The settlement funds will be reported as additional paid-in-capital in the Company’s financial statements for the third quarter of 2008 and will have no effect of the Company’s statement of operations.

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

Company Overview

We are a consumer food products company that competes primarily in the retail branded food products industry and focuses on providing value-added, functional food products to consumers. Functional food is defined as a food or a food ingredient that has been shown to affect specific functions or systems in the body and may play an important role in disease prevention. We market buttery spreads, popcorn, peanut butter, cooking oil, mayonnaise and other products primarily under the Smart Balance® trademark. In the natural food channel, we sell similar natural and organic spreads products under the Earth Balance® trademark. Our trademarks are of material importance to our business and are protected by registration or other means in the United States and a number of international markets. Our buttery spreads business, marketed under Smart Balance®, Earth Balance®, Smart Beat® and Nucoa®, is by far the most developed product segment and accounted for approximately 68% and 70% of sales during the three months and six months ended June 30, 2008, respectively.

Our products are sold in all 50 states, with little international sales presence. We sell our products in mass merchandise, grocery, natural food and club stores throughout the U.S, with a majority of products sold through supermarket chains and food wholesalers. We utilize regional sales managers who are full-time employees and work with food brokers to sell our products. In September 2007, we entered into an agreement with Acosta, Inc. to become our national sales agency. Additionally, we sell a small portion of our products through independent food distributors. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 20% and 18% of consolidated net sales during the three months and six months ended June 30, 2008, respectively.

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

Results of Operations

The following discussion includes the operating results of GFA, the Company’s wholly-owned subsidiary. Prior to the completion of the merger, we were a blank check company with no operations. Accordingly, the results of operations do not provide a meaningful comparison with the prior periods. Information for the three months and six months ended June 30, 2008 includes the operations of GFA. Information for the three months and six months ended June 30, 2007 relates mostly to the Company as a blank check company that had no operations until it acquired GFA on May 21, 2007.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q. Also, the reported results for the period from May 21, 2007 have been adjusted to give effect to a change in accounting principle. For more information on the change in accounting principle, see note 1 to the financial statements included elsewhere in this quarterly report.

Results of Operations for the Three Months and Six Months Ended June 30, 2008 Compared to the Three Months and Six Months Ended June 30, 2007

(in millions except per share)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net Sales	$48.0	$18.6	$98.8	$18.6
Cost of Goods Sold	28.1	9.9	56.1	9.9
Gross Profit	19.9	8.7	42.7	8.7
Operating Expenses	20.4	8.1	41.3	8.4
Operating Income (Loss)	(0.5)	0.6	1.4	0.3
Other (Expenses), Net	(2.0)	(13.9)	(5.9)	(20.6)
(Loss) before Income Taxes	(2.5)	(13.3)	(4.5)	(20.3)
Provision (Benefit) for Income Taxes	(1.0)	0.4	(1.8)	0.5
Net (Loss)	$(1.5)	$(13.7)	$(2.7)	$(20.8)
Net (Loss) Per Common Share	$(0.02)	$(0.65)	$(0.04)	$(1.18)

Net Sales:

Our net sales for the three months and six months ended June 30, 2008 was $48.0 million and $98.8 million, respectively, compared to $18.6 million for both the three months and six months ended June 30, 2007, respectively.

Cost of Goods Sold:

Cost of goods sold for the three months and six months ended June 30, 2008 was $28.1 million and $56.1 million, respectively, resulting in a gross profit of $19.9 million and $42.7 million, respectively, or 41.4% and 43.2% of net sales, respectively. For the three and six months ended June 30, 2007, the gross profit was the same at $8.7 million, or 46.8%, because the acquisition took place in the second quarter of 2007.

Operating Expenses:

Total operating expenses for the three months and six months ended June 30, 2008 was $20.4 million and $41.3 million, respectively. This compares to $8.1 million and $8.4 million, respectively, in the comparable periods in 2007. The operating expenses for the first half of 2008 included selling, marketing and general and administrative expenses. Also included in operating expenses were approximately $7.2 million of stock-based compensation expense, as determined under Statement of Financial Accounting Standard (SFAS) No. 123R. Operating expenses incurred during the first half of 2007 consist of formation and operating costs of the parent company for the period through the date of acquisition and the combined operating expenses of GFA and the parent through June 30, 2007.

Operating Income (Loss):

We had an operating loss of $0.5 million and operating income of $1.4 million for the three months and six months ended June 30, 2008, respectively, compared with operating income of $0.6 million and $0.3 million, respectively, for the corresponding periods in 2007.

Other Income (Expense):

We incurred other expenses of $2.0 million for the three months ended June 30, 2008 compared to expenses of $13.9 million in the corresponding period in 2007. The results for 2008 included net interest expense of $2.0 million compared with interest expense of $2.1 million in the corresponding period in 2007. Also, included in the results for the second quarter of 2007 was a $13.1 million loss from derivative liabilities. In 2007, we also had interest income from the investment of the IPO proceeds held in trust of $1.2 million. For the six months ended June 30, 2008, we had other expenses of $5.9 million, which consisted primarily of $5.0 million in net interest expense, compared with $20.6 million in the prior year period, which consisted primarily of derivative losses of $20.9 million.

Income Taxes:

The provision for income taxes for the three months and six months ended June 30, 2008 was a benefit of $1.0 million and $1.8 million, respectively. This compares with a provision of $0.4 million and $0.5 million, respectively, for the corresponding periods in 2007. The provision in 2007 was based on taxable income, which excluded the losses for derivatives which is not deductible for tax purposes.

Net (Loss):

Our net loss for the three months ended June 30, 2008 was $1.5 million compared with a loss of $13.7 million for the corresponding period in 2007. For the six months ended June 30, 2008, our net loss was $2.7 million compared with a loss of $20.8 million in the comparable period of 2007.

Net (Loss) Per Common Share:

Our net loss per share in the second quarter of 2008 was $(0.02) compared to a net loss of $(0.65) in the corresponding period in 2007 based on the weighted average shares outstanding of 62.6 million in the second quarter of 2008 compared to 20.8 million in the second quarter of 2007. For the six month period ended June 30, 2008, our net loss per share was $(0.04) compared with $(1.18) in the corresponding period in 2007. The weighted average shares outstanding was 62.4 million for 2008 and 17.6 million for 2007.

Cash Flows

The discussion of cash flows for the first half of 2008 includes the consolidated results of GFA, the Company’s wholly-owned subsidiary which was acquired on May 21, 2007. Prior to the completion of the merger, we were a blank check company with no operations. Accordingly, the cash flows do not provide a meaningful comparison with the prior periods.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Cash used in operating activities was $0.8 million for the six months ended June 30, 2008 compared to cash used in operating activities of $3.5 million in the corresponding period in 2007. For the first six months of 2008, we had net loss of $2.7 million, which included $7.2 million of stock-based compensation expenses and $3.2 million of depreciation and amortization. Higher working capital needs in the first half of 2008 more than offset the benefit of these non-cash charges. For the six months ended June 30, 2007, the cash flow used in operating activities, excluding the increase in derivative liabilities of $20.9 million, resulted from higher working capital due to a reduction of accounts payable and accrued expenses.

Cash used in investing activities totaled $1.1 million during the six months ended June 30, 2008 which resulted from software development costs of $1.5 million and other fixed assets offset by recovery of certain legal costs related to protecting our intangible assets of $0.4 million. In 2007, we had a net use of $486.1 million, which resulted from the purchase of GFA on May 21, 2007.

Cash used in financing activities was $30.0 million for the six months ended June 30, 2008, resulting from the prepayment of our second lien debt, compared to cash provided from financing activities of $388.4 million for the corresponding period in 2007. For 2007, the net proceeds from the issuance of debt and equity required for the purchase of GFA accounted for most of net cash provided from financing activities.

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

We believe that cash flows generated from operations, existing cash and cash equivalents, and borrowing capacity under the revolving credit facility will be sufficient to finance working capital requirements for our business for the foreseeable future. As of June 30, 2008, $20 million was available for borrowing under our revolving credit facility, subject to certain covenant limitations. Developing and bringing to the market other new brands and business opportunities may require additional outside funding, which may require us to seek out additional borrowing arrangements.

Secured Debt Financing:

In conjunction with the GFA merger, on May 21, 2007, we entered into a loan arrangement with Banc of America Securities LLC and Bank of America, N.A. for $180 million in secured debt financing consisting of: (1) a $140 million first lien facility comprised of a $120 million term loan and a $20 million revolver and (2) a second lien facility comprised of a $40 million term loan. The first lien facility is secured by a first lien on all of our assets and the second lien facility is secured by a second lien on all of our assets. Through September 30, 2007, we paid $0.6 million in principal payments on its first lien facility. In December 2007, we made a $39.9 million principal pre-payment on its first lien facility as a result of the proceeds derived from the exercise of the public warrants. In March 2008, we prepaid $30 million on our second lien facility, reducing the outstanding principal balance to $10 million. As a result of the prepayment, the Company wrote off approximately $0.9 million of deferred financing costs, which is included in other income, net for the six months ended June 30, 2008.

The term loan of the first lien facility will mature on May 21, 2014 and the revolving loan under the first lien facility will mature on May 21, 2013. The term loan of the second lien facility will mature on November 18, 2014.

At our option, the interest rate on the first lien facility is LIBOR plus 3.25% per annum or the higher of (i) the Bank of America prime rate or (ii) the federal funds rate plus 0.50%, in either case plus an applicable margin. The applicable margin on the first and second lien facilities is determined in accordance with a pricing grid based on the Company’s leverage ratio. The Company opted to elect conversion of the first lien facility to an interest rate based on LIBOR plus an applicable margin of 3.25% per annum beginning July 1, 2007 in accordance with a pricing grid based on the Company's leverage ratio. The applicable margin was reduced to 3.00% per annum beginning March 28, 2008, which resulted in an interest rate of 5.80% at June 30, 2008. At the Company’s option, the interest rate on the second lien facility is LIBOR plus an applicable margin of 6.00% per annum or the higher of (i) the Bank of America prime rate or (ii) the federal funds rate plus 0.50%, in either case plus a margin of 5.00% per annum. The Company opted to elect conversion of a second lien facility to an interest rate based on LIBOR plus an applicable margin of 6.00% per annum, beginning July 1, 2007, which resulted in an interest rate at June 30, 2008 of 8.80%.

There is no prepayment penalty for optional prepayments of the first lien facility and the following penalties for optional prepayments on the second lien facility: 2.00% premium if prepaid the first year; 1.00% premium if prepaid the second year; and no prepayment penalty thereafter. As a result of prepaying $30.0 million of the second lien facility the Company paid a $0.6 million prepayment penalty, which is included in interest expense for the six months ended June 30, 2008. Mandatory prepayments under both facilities include 50% of excess cash flow (as defined in the loan documentation) and 50% of all net cash proceeds from the issuance of additional equity interests by us. In addition, the term loan of the first lien facility is subject to quarterly amortization of principal with 1.00% of the initial aggregate advances under such loan to be payable in each of the first six years and the remainder of the initial aggregate advance to be payable in a balloon payment at maturity.

The first and second lien credit facilities can be accelerated upon the occurrence of certain events, including:

•	nonpayment of debt including interest and fees;

•	failure to perform or observe covenants;

•	cross defaults to other indebtedness exceeding $5.0 million;

•	bankruptcy and insolvency; and

•	certain other events.

The first lien credit facility requires that the Company:

•	maintain a ratio of consolidated EBITDA to consolidated cash interest charges of at least 2.00 to 1, increasing to 3.00 to 1 at December 31, 2008 and remaining there;

•
a leverage ratio for all of our debt which restricts us from allowing our total debt to be greater than 4.5 times our consolidated EBITDA, stepping down to 3.25 at December 31, 2008 and eventually stepping down to 2.25 to 1 over the remaining term of the facility; and

•
a leverage ratio which restricts us from allowing our consolidated first lien credit facility indebtedness to be greater than 3.25 times our consolidated EBITDA, stepping down to 2.25 to 1 at December 31, 2008 and eventually stepping down to 1.25 to 1 over the remaining term of the facility.

The second lien credit facility contains one financial covenant consisting of a leverage ratio for all debt which restricts us from allowing our total debt to be greater than 5.0 times our consolidated EBITDA, stepping down to 2.75 to 1 over the remaining term of the facility. We were in compliance with all of our debt covenants at June 30, 2008.

Long term debt as of June 30, 2008 is as follows:

First lien term loan	$79,504,174
Second lien term loan	10,000,000
Total Debt:	89,504,174
Less: Current maturities	-
Total long term debt	$89,504,174

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Discussion of Results on an Operating Basis

Our GAAP financial information includes the results of GFA from the date of the acquisition (May 21, 2007) and, therefore, is not necessarily comparable for the prior periods presented. Accordingly, the information below presents historical periods on an “operating basis.” The accompanying table reconciles those results to GAAP results. We believe that this presentation allows investors more useful information because it more closely reflects the performance and expenses of the operating entity in both the current and prior periods presented. Also, the results for 2007 have been adjusted for a retrospective change in accounting principle. For more information on the change in accounting principle, see note 1 to the financial statements included elsewhere in this quarterly report.

For the three months and six months ended June 30, 2008, the GAAP operating loss includes certain expenses (non-cash) related to SFAS 123R stock option expense and amortization that did not exist for GFA in prior periods. In order to provide a more meaningful comparison of operating performance with prior periods, we have removed those items from the operating basis results set forth below for the three months and six months ended June 30, 2008. Furthermore, we have added the operating expenses of the parent company back to the operating basis results below for the three months and six months ended June 30, 2007, prior to May 21, 2007, as GFA incurred its own operating expenses prior to the date of acquisition and the inclusion of the parent company’s expenses prior to the date of acquisition would make it difficult to compare the operating results period to period. With the information as set forth below, we believe management and stockholders are better able to determine whether or not sales, gross profit or operating income of the acquired business have improved in 2008 compared with prior periods. The operating basis results provided below are intended to assist the reader in comparing the operating performance of the GFA business we acquired, for the periods before and after the acquisition. However, they do not indicate what actual consolidated results would have been had we acquired GFA on January 1, 2007.

The operating basis results should not be viewed in isolation or as a substitution for GAAP results.

($ in millions)		Add GFA
(unaudited)	As reported	Results prior		Operating
	Form 10-Q(1)	To Acquisition	Adjustments(2)	Basis
Three Months Ended June 30, 2008
Net Sales	$48.0	$-	$-	$48.0
Gross Profit	19.9	-	-	19.9
% of Net Sales	41.4%	-	-	41.4%
Operating Income (loss)	(0.5)	-	-	(0.5)
Incremental expenses included in Operating Income :
FAS 123R Stock Option Expense	-	-	3.7	3.7
Amortization and Depreciation	-	-	1.1	1.1
Operating Income excluding Non-cash expenses and parent company pre-acquisition expenses	$(0.5)	$-	$4.8	$4.3
% of Net Sales				8.9%

Three Months Ended June 30, 2007
Net Sales	$18.7	$23.8	$(0.1)	$42.4
Gross Profit	8.7	11.8	-	20.5
% of Net Sales	46.5%	49.6%	-	48.2%
Operating Income	0.6	4.9	0.5	6.0
Incremental expenses included in Operating Income :
FAS 123R Stock Option Expense	-	-	1.1	1.1
Amortization and Depreciation	-	-	.5	.5
Operating Income (Loss) excluding non-cash expenses and parent company pre-acquisition expenses	$0.6	$4.9	$2.1	$7.6
% of Net Sales				17.9%

Six Months Ended June 30, 2008
Net Sales	$98.8	$-	$-	$98.8
Gross Profit	42.7	-	-	42.7
% of Net Sales	43.3%	-	-	43.3%
Operating Income	1.5	-	-	1.5
Incremental expenses included in Operating Income :
FAS 123R Stock Option Expense	-	-	7.2	7.2
Amortization and Depreciation	-	-	2.2	2.2
Operating Income excluding Non-cash expenses and parent company pre-acquisition expenses	$1.5	$-	$9.4	$10.9
% of Net Sales				11.0%

Six Months Ended June 30, 2007
Net Sales	$18.7	$64.4	$(0.1)	$83.0
Gross Profit	8.7	31.7	-	40.4
% of Net Sales	46.5%	49.2%	-	48.6%
Operating Income	0.3	12.5	1.5	14.3
Incremental expenses included in Operating Income :
FAS 123R Stock Option Expense	-	-	1.1	1.1
Amortization and Depreciation	-	-	.5	.5
Operating Income (Loss) excluding non-cash expenses and parent company pre-acquisition expenses	$0.3	$12.5	$3.1	$15.9
% of Net Sales				19.2%

(1) The retrospective application of the change in accounting principle resulted in adjustments to previously reported amounts of $(0.2) million and $(1.7) million to net sales and operating income, respectively, for the second quarter of 2007 and $(0.1) million and $(0.1) million to net sales and operating income, respectively, for the six month period ended June 30, 2007.

(2) To remove parent company pre-acquisition expenses from results prior to the acquisition date and to add back certain non-cash expenses included in 2008 which did not exist in 2007. Parent company expenses incurred beginning May 21, 2007 remain included in operating basis results.

Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

Net Sales. Net sales for the second quarter increased 13.1% to $48.0 million in 2008, from $42.4 million in 2007, due to higher prices across almost all categories. The Company increased pricing on its products in June to cover rising costs, following a similar pricing action in February. In addition, shipments of lower weight sizes of its largest selling spreads products began in June, bringing Smart Balance in line with the rest of the industry.

The increase in net sales due to price was partially offset by a 3% decrease in case shipments and higher trade and promotion costs. Increases in case shipments due to new products (extra virgin olive oil spreads, omega-3 enhanced spreads, 50/50 butter blend and milk) and higher sales of cooking oil were more than offset by declines in base spreads and other categories. The decline in volume was related in part to high inventories at retail that needed to be reduced to allow for transition to the new sizes of spreads products.

Market shares for spreads increased versus the prior year for the 26th consecutive quarter. Market shares for cooking oil increased while shares for peanut butter, popcorn and mayonnaise declined.

For the six months ended June 30, 2008, net sales increased to $98.8 million from $83.0 million in 2007 or 19%, which was driven primarily by price increases and a 4% increase in case volume.

Gross Profit. Gross profit declined $0.6 million to $19.9 million in the second quarter of 2008 from $20.5 million in the same period in 2007 as the impact of higher pricing was more than offset by increases in input costs primarily in commodity raw materials, higher trade and promotion costs, and lower volume. Gross profit as a percent of net sales decreased to 41.4% in 2008 from 48.2% in the second quarter of 2007, due to the timing lag in selling price increases versus input costs increases, and higher trade and promotion costs.

For the six months ended June 30, 2008, gross profit was $42.7 million or 43.3% compared to $40.4 million or 48.7%, for the corresponding period in 2007.

Operating Income less Non-Cash Items. Operating income for the second quarter of 2008 declined $3.3 million to $4.3 million in 2008 from $7.6 million income in 2007 due primarily to higher general and administrative expenses as the Company expanded its organization for growth, increased marketing costs, and the decline in gross profit.

For the six months ended June 30, 2008, operating income less non-cash charges decreased $5.0 million to $10.9 million from $15.9 million in 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks due primarily to changes in interest rates, which we manage primarily by managing the maturities of our financial instruments. We do not use derivatives to alter the interest characteristics of our financial instruments.

We purchase significant amounts of soy, palm and canola oil products to support the needs of our brands. The price and availability of these commodities directly impacts the results of operations and can be expected to impact the future results of operations. We do not engage in any hedging activities; however, the Company may consider hedging oil products in the near future. The agreements we enter into qualify as normal purchases and sales in the normal course of business. Accordingly, the agreements do not qualify as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Based on the most recent prices for soy, palm and canola oil products, we would have commitments of $20.8 million.

In conjunction with the fixed-rate debt arrangements discussed elsewhere in this report, we entered into $80,000,000 of interest rate swaps on August 16, 2007, which are designed to fix the interest rate of the variable rate debt. Under these swaps, we receive or pay the difference between our fixed-rate interest payments and floating-rate payments based on LIBOR. The effect of this is to convert floating-rate interest expense based on LIBOR into fixed-rate interest expense. The arrangements settle on the last day of each calendar quarter. For the quarter ended June 30, 2008, the Company paid $1,021,222 and received $545,241 with the difference increasing interest expense by $475,981.

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

Item 4. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of June 30, 2008, our Chief Executive Officer and Principal Financial and Accounting Officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. During the fiscal quarter ended June 30, 2008, we implemented an enterprise resource planning system, or ERP system, which should improve our financial reporting by streamlining the flow of information throughout the Company. Other than the implementation of the ERP system, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

As previously reported in the Company’s Form 10-K for the year ended December 31, 2007, on January 14, 2008, Georg Müller filed a Request for Declaration of Invalidity against Registration No. 003902079 for the mark SMART BALANCE before the European Community Trademark Office. On May 26, 2008, the Request for Declaration of Invalidity was dismissed with no effect on the Company’s use of the mark because the filing fee was never paid to the European Community Trademark Office.

As previously reported in the Company’s Form 10-K for the year ended December 31, 2007, on April 4, 2007, Kellogg North America Company filed a Notice of Opposition before the Trademark Trial and Appeal Board opposing our registration application for the “Smart Balance Omega” mark for use with peanut butter, breakfast cereal, cereal based snack foods, oatmeal, processed oats, mayonnaise, salad dressing and tartar sauce. On July 10, 2007, we filed an Answer to the Notice of Opposition.  On June 23, 2008, Kellogg North America Company agreed to withdraw the opposition proceeding in exchange for our removing breakfast cereal, cereal based snack foods, oatmeal and processed oats from the registration application.   The Opposition was dismissed, without prejudice, by the Trademark Trial and Appeal Board on July 10, 2008.

Other than the items mentioned above, there have been no material changes to the litigation we previously reported under Item 3 in our annual report on Form 10-K for the year ended December 31, 2007.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A of our annual report on Form 10-K for the year ended December 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 21, 2008, the Company held an annual meeting of its stockholders. The annual meeting was held in order to vote on the following matters:

Proposal 1: The board of directors nominated William E. Hooper, Gerald J. Laber and James B. Leighton to stand for re-election at the annual meeting and each of the three director nominees were elected by a plurality of votes cast by shares entitled to vote at the meeting. Therefore, in accordance with the voting results listed below, all three director nominees were re-elected to serve a three-year term and until their successors have been elected and qualified. The votes on this proposal were cast as follows:

Nominee:	Votes For:	Votes Withheld:

William Hooper	49,109,032	206,295
Gerald Laber	48,922,185	393,142
James Leighton	48,922,410	392,917

Proposal 2: The board of directors selected Ehrhardt Keefe Steiner & Hottman PC to serve as the independent registered public accountants for the Company in 2008. The board of directors directed that the appointment of the independent accountants be submitted for ratification by the shareholders at the annual meeting. Therefore, in accordance with the voting results listed below, Ehrhardt Keefe Steiner & Hottman PC will serve as the independent registered public accountants for the Company in 2008. The votes on this proposal were cast as follows:

For:	49,201,165
Against:	69,507
Abstain:	44,655
Broker Non-Votes:	0

Proposal 3: The board of directors directed shareholders to consider and vote on a proposed amendment to the Company’s Stock and Awards Plan to increase the number of shares available for award by 2,500,000 shares to a total of 12,150,000 shares. In accordance with the voting results listed below, the Company amended its Stock and Awards Plan to increase the number of shares available for award to a total of 12,150,000 shares. The votes on this proposal were cast as follows:

For:	32,944,027
Against:	7,425,429
Abstain:	12,234
Broker Non-Votes:	8,883,637

Item 6. Exhibits.

See the exhibit index located elsewhere in this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant’s principal financial officer, thereunto duly authorized.

August 8, 2008	SMART BALANCE, INC. (Registrant)

/s/ Stephen B. Hughes
Stephen B. Hughes Chairman and Chief Executive Officer (Authorized officer of Registrant)

/s/ Alan S. Gever
Alan S. Gever Executive Vice President and Chief Financial Officer (Principal financial officer of Registrant)

Exhibit Index:

10.1	Smart Balance, Inc. Stock and Awards Plan and Amendment No. 1 thereto*

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to our annual meeting proxy statement filed with the SEC on April 9, 2008.