Form 10-Q
period 2008-09-30
SMART BALANCE, INC.
filed 2008-11-06
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2008	Commission File Number 000-51506

Smart Balance, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2949397
(State of or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

115 West Century Road, Suite 260, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip code)

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

As of November 5, 2008 the Registrant had 62,630,683 shares of common stock, par value $.0001 per share, outstanding.

SMART BALANCE, INC.

Part I. Financial Information
Item 1. Financial Statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,384,472	$37,648,754
Accounts receivable, net of allowance 2008- $260,056 and 2007-$228,871	14,100,748	11,733,117
Accounts receivable - other	446,883	799,470
Inventories	9,678,544	7,202,198
Prepaid taxes	4,453,155	6,517,833
Prepaid expenses and other assets	6,841,525	1,454,866
Deferred tax asset	1,072,297	1,079,509
Total current assets	43,977,624	66,435,747
Property and equipment, net	4,013,757	1,805,331
Other assets:
Goodwill	374,885,923	374,885,923
Other intangibles, net	156,239,909	159,645,634
Deferred costs, net	2,247,754	3,519,412
Other assets	173,265	74,975
Total other assets	533,546,851	538,125,944
Total assets	$581,538,232	$606,367,022
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$21,550,173	$20,355,419
Income taxes payable	2,265,901	1,035,149
Total current liabilities	23,816,074	21,390,568
Long term debt	84,504,174	119,504,174
Deferred tax liability	49,516,398	53,293,528
Derivative liability	2,582,524	-
Other liabilities	137,302	-
Total liabilities	160,556,472	194,188,270
Commitment and contingencies:
Stockholders' equity
Series A Convertible Preferred stock, $.0001 par value, 50,000,000 shares authorized; 15,388,889 preferred shares converted into 19,516,832 shares of common stock on January 3, 2008	-	175,659,013
Common stock, $.0001 par value, 250,000,000 shares authorized; 62,630,683 (September 30, 2008) and 43,113,863 (December 31, 2007) issued and outstanding	6,263	4,311
Additional paid in capital	504,266,685	315,479,759
Retained deficit	(83,291,188)	(78,964,331)
Total stockholders' equity	420,981,760	412,178,752
Total liabilities and stockholders' equity	$581,538,232	$606,367,022

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine Months ended September 30, 2008	Nine Months ended September 30, 2007

Net sales	$57,531,521	$41,502,575	$156,311,306	$60,151,818
Cost of goods sold	32,344,738	21,591,160	88,397,643	31,499,243
Gross profit	25,186,783	19,911,415	67,913,663	28,652,575

Operating expenses:
Marketing	8,898,048	6,472,666	23,738,638	9,520,155
Selling	4,565,600	3,459,572	12,677,592	5,099,652
General and administrative	9,147,806	9,063,951	27,462,573	12,860,284
Total operating expenses	22,611,454	18,996,189	63,878,803	27,480,091
Operating income	2,575,329	915,226	4,034,860	1,172,484

Other income (expense):
Interest income	19,119	42,675	283,486	2,342,644
Interest expense	(4,547,179)	(3,922,836)	(9,767,967)	(6,022,417)
Loss on derivative liability	-	(29,646,232)	-	(50,532,926)
Other income (expense), net	(434,153)	10,721	(1,412,869)	130,327
Total other (expense)	(4,962,213)	(33,515,672)	(10,897,350)	(54,082,372)
(Loss) before income taxes	(2,386,884)	(32,600,446)	(6,862,490)	(52,909,888)
(Benefit) provision for income taxes	(772,811)	407,129	(2,535,633)	948,851
Net (loss)	$(1,614,073)	$(33,007,575)	$(4,326,857)	$(53,858,739)
Less: Unpaid dividends on cumulative preferred stock	-	2,817,868	-	4,062,467
Net (loss) available for common stock	$(1,614,073)	$(35,825,443)	$(4,326,857)	$(57,921,206)
(Loss) per share:
Basic	$(0.03)	$(1.25)	$(0.07)	$(2.71)
Diluted	$(0.03)	$(1.25)	$(0.07)	$(2.71)
Weighted average shares outstanding:
Basic	62,630,683	28,766,133	62,487,703	21,376,293
Diluted	62,630,683	28,766,133	62,487,703	21,376,293

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30, 2008	Nine months ended September 30, 2007

Cash flows from operating activities
Net (loss)	$(4,326,857)	$(53,858,740)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	3,584,893	1,653,807
Deferred income taxes	(3,777,130)	616,926
Stock based compensation	10,925,519	4,777,450
Increase in derivative liabilities	2,582,524	50,532,926
Acceleration of deferred loan amortization	1,017,331	-
Deferred interest income	-	(432,623)
Changes in assets and liabilities:
Accounts receivable	(2,367,631)	1,213,126
Inventories	(2,476,346)	(2,082,500)
Prepaid expenses and other current assets	(2,969,394)	(5,681,573)
Accounts payable and accrued expenses	2,471,730	1,438,536
Net cash (used in) operating activities	4,664,639	(1,822,665)
Cash flows (used in) from investing activities
Purchase of property and equipment	(2,483,819)	(515,833)
Capitalization/recovery of legal fees	350,552	-
Purchase of GFA	-	(486,251,453)
Net cash (used in) investing activities	(2,133,267)	(486,767,286)
Cash flows from financing activities
Repayment of debt	(35,000,000)	600,000
Proceeds from issuance of long-term debt	-	160,000,000
Proceeds from issuance of common stock	-	107,500,000
Proceeds from issuance of preferred stock	-	138,500,001
Proceeds from stock-related legal settlement	2,204,346	-
Payments for costs of equity issuance	-	(12,667,046)
Payment for acquiring long-term debt facility	-	(4,535,994)
Payment of advances from stockholders	-	(206,276)
Net cash provided by (used in) financing activities	(32,795,654)	387,990,685
Net (decrease) in cash for the period	(30,264,282)	(100,599,266)
Cash - Beginning of period	37,648,754	101,642,753
Cash - End of period	$7,384,472	$1,043,487
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,668,080	$3,809,606
Interest	$6,316,471	$5,707,512
Supplemental disclosure of non-cash activity:
Conversion of Series A Convertible Preferred Stock	$175,659,013	$-

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

The accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Smart Balance, Inc. included in the Company's 2007 annual report on Form 10-K. The reported results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. Certain amounts have been reclassified to conform with current presentations.

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

Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” requires that a change in accounting principle be retrospectively applied to all prior periods presented. The Company has presented the effects of the change in accounting for trade incentives and marketing costs to the condensed consolidated statement of operations for the three and nine months ended September 30, 2007, the condensed consolidated balance sheet as of September 30, 2007 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2007 in the tables below. The Company has condensed the comparative financial statements for the financial statement line items that were not affected by the change in accounting principle. The Company has presented the effects of the change of accounting principle in the selected unaudited pro forma financial information presented in footnote 2. The Company has also presented the effects of the change in accounting principle in the discussion of results on an operating basis included in management’s discussion and analysis included elsewhere in this quarterly report on Form 10-Q.

Condensed Consolidated Statement of Operations

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	As originally reported	Effect of change	As adjusted	As originally reported	Effect of change	As adjusted

Net sales	$41,744,785	$(242,210)	$41,502,575	$60,342,841	$(191,023)	$60,151,818
Cost of goods sold	21,591,160	-	21,591,160	31,499,243	-	31,499,243
Gross profit	20,153,625	(242,210)	19,911,415	28,843,598	(191,023)	28,652,575
Operating expenses:
Marketing	2,317,550	4,155,116	6,472,666	4,973,889	4,546,266	9,520,155
SG&A, Other	12,523,523	-	12,523,523	17,959,936	-	17,959,936
Total operating expenses	14,841,073	4,155,116	18,996,189	22,933,825	4,546,266	27,480,091
Operating income (loss)	5,312,552	(4,397,326)	915,226	5,909,773	(4,737,289)	1,172,484
Total other (expense)	(33,515,672)	-	(33,515,672)	(54,082,372)	-	(54,082,372)
(Loss) before income taxes	(28,203,120)	(4,397,326)	(32,600,446)	(48,172,599)	(4,737,289)	(52,909,888)
Provision for income taxes	407,129	-	407,129	948,851	-	948,851
Net (loss)	$(28,610,249)	$(4,397,326)	$(33,007,575)	$(49,121,450)	$(4,737,289)	$(53,858,739)
Unpaid dividends on cumulative preferred stock	2,817,868	-	2,817,868	4,062,467	-	4,062,467
Net (loss) available to common stock	$(31,428,117)	$(4,397,326)	$(35,825,443)	$(53,183,917)	$(4,737,289)	$(57,921,206)
(Loss) per share:
Basic	$(1.09)	$(0.15)	$(1.25)	$(2.49)	$(0.22)	$(2.71)
Diluted	$(1.09)	$(0.15)	$(1.25)	$(2.49)	$(0.22)	$(2.71)

Weighted average shares outstanding:
Basic	28,766,133	-	28,766,133	21,376,293	-	21,376,293
Diluted	28,766,133	-	28,766,133	21,376,293	-	21,376,293

Condensed Consolidated Balance Sheet
As of September 30, 2007

	As originally	Effect of
	reported	Change	As adjusted
Assets
Current assets:
Prepaid expenses and other assets	$13,648,827	$-	$13,648,827
Other current assets	18,642,583	1,894,916	20,537,499
Total current assets	32,291,410	1,894,916	34,186,326
Property and equipment, net	620,214	-	620,214
Total other assets	548,923,576	-	548,923,576
Total assets	$581,835,200	$1,894,916	$583,730,116

Liabilities and Stockholders' Equity
Current liabilities:
Income taxes payable	$-	$1,894,916	$1,894,916
Other current liabilities	99,330,692	4,737,289	104,067,981
Total current liabilities	99,330,692	6,632,205	105,962,897
Noncurrent liabilities	229,427,593	-	229,427,593
Total liabilities	328,758,285	6,632,205	335,390,490
Total stockholders' equity	253,076,915	(4,737,289)	248,339,626
Total liabilities and stockholders' equity	$581,835,200	$1,894,916	$583,730,116

Condensed Consolidated Statement of Cash Flows
Nine months ended September 30, 2007

	As originally reported	Effect of change	As adjusted

Cash flows from operating activities
Net (loss)	$(49,121,451)	$(4,737,289)	$(53,858,740)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	57,148,486	-	57,148,486
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,786,588)	(1,894,985)	(5,681,573)
Accounts payable and accrued expenses	(5,193,738)	4,737,289	(456,449)
Other changes in operating assets and liabilities	(869,374)	1,894,985	1,025,611
Other adjustments	-	-	-
Net cash (used in) provided by operating activities	(1,822,665)	-	(1,822,665)
Net cash (used in) investing activities	(486,767,286)	-	(486,767,286)
Net cash provided by (used in) financing activities	387,990,685	-	387,990,685
Net (decrease) in cash for the period	(100,599,266)	-	(100,599,266)
Cash - Beginning of period	101,642,753	-	101,642,753
Cash - End of period	$1,043,487	$-	$1,043,487

For the fourth quarter of 2007, the estimated impact on operating income/net loss was $4.7 million and the estimated impact on diluted EPS was $0.14 per share. The effect on net sales was not material. The change had no impact on the full year results.

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

Selected Unaudited Pro Forma Financial Information

The financial information in the table below summarizes the actual results of the Company for the nine months ended September 30, 2008 and the combined results of operations of Boulder and GFA for the nine months ended September 30, 2007, as though the GFA merger had occurred on January 1, 2007. A retrospective application of a change in accounting principle is being applied to the pro forma results for 2007 in order to improve comparability. For additional details regarding the change in accounting principle, see footnote 1. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place on January 1, 2007 or that may result in the future. Prior to the completion of the merger, we were a blank check company with no operations.

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007 Pro forma(1)

Net sales	$156,311,308	$124,566,758
Operating income	4,034,875	12,436,030
Net (loss)	(4,326,844)	(51,997,663)
Less: Unpaid dividends on cumulative preferred stock	-	(8,310,000)
Net (loss) available for EPS	$(4,326,844)	$(60,307,663)
Loss per share	$(0.07)	$(2.10)
Weighted average shares outstanding	62,487,703	28,766,133

(1)  The retrospective application of the change in accounting principle resulted in adjustments to previously reported amounts of $(0.191) million and $(4.737) million to net sales and operating income, respectively.

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

Prepaid Expenses

For interim reporting, the Company estimates certain annual sales incentives and marketing costs for most programs and records a pro rata share in proportion to forecasted annual revenue. The difference between the actual costs incurred to date and the amount deferred is shown as a prepaid asset. At September 30, 2008, the Company has recorded a net prepaid asset of $5.4 million which will be charged to expense over the remaining quarter. Of this amount, approximately $2.2 million represents sales incentives with the remaining $3.2 million representing marketing costs.

Property and equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement. The Company capitalizes software development costs related to its new Enterprise Resource Planning (ERP) and Trade Promotion Spend (TPS) management software packages. Amortization of these costs will commence when the programs are fully ready for their intended use. The ERP software was ready for use in the second quarter of 2008. The TPS software is expected to be ready for its intended use in the first quarter of 2009.

Goodwill

Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that impairment may have occurred. The impairment analysis for goodwill includes a comparison of the Company’s carrying value (including goodwill) to the Company’s estimated fair value. If the fair value of the Company does not exceed its carrying value, then an additional analysis is performed to allocate the fair value to all assets and liabilities of the Company as if the Company had been acquired in a business combination and the fair value was its purchase price. If the excess of the fair value of the Company over the fair value of its identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference. The Company completed its impairment analysis at June 30, 2008 with estimated fair value greater than the carrying value of recorded goodwill. There have been no events subsequent to June 30, 2008 that indicate an impairment has occurred.

Intangible Assets

Other intangibles are comprised of both definite and indefinite life intangible assets. Indefinite life intangible assets are not amortized but are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. In assessing the recoverability of indefinite life intangible assets, the Company must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets. The Company completed its impairment analysis at June 30, 2008 for indefinite life intangible assets with the estimated fair value greater than the carrying value of these assets. There have been no events subsequent to June 30, 2008 that indicate an impairment has occurred.

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

The Company generally expenses legal and related costs incurred in defending or protecting its intellectual property unless it can be established that such costs have added economic value to the business enterprise, in which case the Company capitalizes the costs incurred as part of intangible assets. The primary consideration in making the determination of whether to capitalize the costs is whether the Company can prove that it has been successful in defending itself against such intellectual property challenges. The second consideration for capitalization is whether such costs have, in fact, increased the economic value of the Company’s intellectual property. Legal defense costs that do not meet the considerations described above will be expensed as incurred. Recovery of legal expenses as part of a settlement agreement will be recorded as a reduction of capitalized legal fees with any excess recorded as income. During 2007, the Company capitalized approximately $1.2 million of legal defense costs. During the nine months ended September 30, 2008, the Company was successful in recovering $0.4 million of legal expenses and, therefore, reduced previously capitalized costs by that amount.

Deferred costs

Deferred loan costs associated with the secured debt financing are being amortized over the life of debt, using the effective interest method. During the first quarter of 2008, the Company prepaid $30 million of second lien debt and, accordingly, accelerated the amortization of deferred loan costs in the amount of $0.9 million. During the third quarter of 2008, the Company prepaid $5 million of first lien debt and, accordingly, accelerated the amortization of deferred loan costs in the amount of $0.2 million.

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

SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, paragraph 11 (a) of SFAS No. 133 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position from being treated as derivative instruments. While the public warrants were indexed to the Company’s common stock, the fact that the warrants were required to be settled in registered shares required the Company to classify these instruments as a liability in accordance with EITF 00-19 paragraph 14. This derivative liability was adjusted to fair value, with any changes being recorded as non-operating gains or losses.

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

On October 31, 2007, the Company called for redemption all of its outstanding public warrants for $.01 per warrant. Under the terms of the warrant agreement, the holders of the warrants had thirty days to exercise the warrants once called. Each public warrant entitled the holder to purchase one share of common stock of the Company at a price of $6.00 per public warrant share exercised. The public warrants were exercised by early December. The fair value of these warrants on the date the redemption was announced was $6.10 per warrant, which resulted in a decrease in the derivative liability from September 30, 2007 of $4,976,728 with a corresponding effect on the Company’s consolidated statement of operations. The remaining balance of $77,841,121 was reclassified from derivative liability to additional paid in capital. The founders’ warrants are not redeemable by the Company so long as they are owned by the initial stockholders. As of September 30, 2008, all 1,000,000 founders’ warrants remained outstanding and unexercised.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008(1)	2007(1)	2008(1)	2007(1)

Excluded due to option price being greater than market value	11,510,000	855,000	10,957,500	855,000
Excluded due to anti-dilution	32,500	7,632,500	585,000	7,632,500

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

Research and Development

Research and development expenses are charged to operations when incurred and amounted to $70,625 for the three months September 30, 2008 and $162,913 for the nine months ended September 30, 2008. Research and development expenses amounted to $41,399 for the three months ended September 30, 2007 and, on a pro forma basis, $78,677 for the nine months ended September 30, 2007.

Derivative Instruments

The Company recognizes derivatives as either assets or liabilities and measures those instruments at fair value. The accounting for changes in fair value is included in earnings when the hedged exposure affects earnings. The Company uses interest rate swaps to cover exposure to changes in interest rates.

At September 30, 2008, the Company used the income approach to determine the fair value of the interest rate swap utilizing the present value techniques and recorded $2,582,524 as a non-current liability with an offset to interest expense. The fair value measurement used to determine this amount was based on SFAS 157, “Fair Value Measurements”, which requires a three-tier fair value hierarchy that prioritizes inputs to measure fair value. These tiers include: Level 1, defined as inputs, such as unadjusted quoted prices in an active market for identical assets or liabilities; Level 2, defined as inputs other than quoted market prices in active markets that are either directly or indirectly observable; or Level 3, defined as unobservable inputs for use when little or no market value exists therefore requiring an entity to develop its own assumptions. The Company used Level 2 inputs to measure fair value at September 30, 2008.

Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2008, no valuation allowances were recorded. For the three months and nine months ended September 30, 2007, the effective tax rate was higher than the statutory tax rate primarily due to the effect of the change in derivative liabilities since such losses are not deductible for income tax purposes.

Advertising

Advertising costs are charged to operations (classified as marketing expenses) and amounted to $5,794,676 and $15,433,356 for the three months and nine months ended September 30, 2008, respectively. Advertising costs for the three months and, on a pro forma basis, nine months ended September 30, 2007 amounted to $5,137,514 and $15,585,319, respectively.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short term investments and trade receivables. The Company maintains the majority of its cash and cash equivalents in the form of demand deposits with financial institutions that management believes are creditworthy. At September 30, 2008, the cash balances in these institutions exceeded federally insured amounts. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base. The Company does have one customer that accounted for approximately 19% of sales during the three and nine months ended September 30, 2008. The aggregate accounts receivable from this customer amounted to approximately 14% of the accounts receivable balance outstanding at September 30, 2008. The Company also has one product, “spreads,” which, accounted for approximately 69% of total revenue during the three and nine months ended September 30, 2008. Approximately 71% of the Company’s revenues during the first nine months of 2008 came from products utilizing a license from Brandeis University.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS No. 159 provides for an election to expand the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has elected to adopt SFAS No. 159 on an instrument-by-instrument basis effective January 1, 2008. The Company had no assets or liabilities it was treating under the fair value basis at the adoption date and does not currently have any assets accounted for under the provisions of SFAS No. 159.

4.	Property and equipment

Property and equipment consist of the following:

	September 30, 2008	December 31, 2007
Software development costs	$2,844,293	701,249
Equipment	333,156	$227,474
Furniture and fixtures	828,198	653,932
Leasehold improvements	331,072	270,245
Gross assets	4,336,719	1,852,900
Less: accumulated depreciation	(322,962)	(47,569)
Property and equipment, net	$4,013,757	$1,805,331

Depreciation expense was $275,393 for the nine months ended September 30, 2008 and $47,569 for the year ended December 31, 2007.

5.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2008	December 31, 2007

Accounts payable	$14,542,004	$17,866,526
Accrued expenses	7,008,169	2,488,893
Total	$21,550,173	$20,355,419

6.	Major customer

The Company has one customer that accounted for approximately 19% of sales during the three and nine months ended September 30, 2008. The aggregate accounts receivable from this customer amounted to approximately 14% of the total accounts receivable at September 30, 2008.

7.	Intangible assets

The following is a summary of intangible assets and goodwill as of December 31, 2007 and September 30, 2008:

	Net Balance, December 31, 2007	Amortization	Adjustments	Net Balance, September 30, 2008

Patent technology	$37,534,247	$(3,000,000)	$-	$34,534,247
Supply relationship	958,904	(55,173)	-	903,731
Trademarks	121,152,483	-	(350,552)	120,801,931
Goodwill	374,885,923	-	-	374,885,923
	$534,531,557	$(3,055,173)	$(350,552)	$531,125,832

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

Through September 30, 2007, the Company paid $600,000 in principal on its first lien term loan. In the fourth quarter of 2007, the Company used $39.9 million of $76.5 million received from the exercise of public warrants to prepay the next eight quarterly principal payment requirements of $300,000 and applied the balance against principal on the first lien term loan. On March 5, 2008, the Company prepaid $30.0 million of its second lien facility, reducing the principal amount to $10.0 million. As a result of the prepayment, the Company wrote off approximately $866,000 of deferred financing costs, which is included in other income, net for the nine months ended September 30, 2008. On September 29, 2008, the Company prepaid $5.0 million of its first lien facility, reducing the principal to $74.5 million. As a result of the prepayment, the Company wrote off approximately $150,000 of deferred financing costs, which is included in other income, net for the three and nine months ended September 30, 2008.

The term loan of the first lien facility will mature on May 21, 2014 and the revolving loan under the first lien facility will mature on May 21, 2013. The term loan of the second lien facility will mature on November 18, 2014.

At our option, the interest rate on the first lien facility is LIBOR plus 3.25% per annum or the higher of (i) the Bank of America prime rate or (ii) the federal funds rate plus 0.50%, in either case plus an applicable margin. The applicable margin on the first and second lien facilities is determined in accordance with a pricing grid based on the Company’s leverage ratio. The Company opted to elect conversion of the first lien facility to an interest rate based on LIBOR plus an applicable margin of 3.25% per annum beginning July 1, 2007. In accordance with a pricing grid based on the Company's leverage ratio, the applicable margin was reduced to 3.00% per annum beginning March 28, 2008, which resulted in an interest rate of 6.76% at September 30, 2008. At the Company’s option, the interest rate on the second lien facility is LIBOR plus an applicable margin of 6.00% per annum or the higher of (i) the Bank of America prime rate or (ii) the federal funds rate plus 0.50%, in either case plus a margin of 5.00% per annum. The Company opted to elect conversion of a second lien facility to an interest rate based on LIBOR plus an applicable margin of 6.00% per annum, beginning July 1, 2007, which resulted in an interest rate at September 30, 2008 of 9.76%.

There is no prepayment penalty for optional prepayments of the first lien facility and the following penalties for optional prepayments on the second lien facility: 2.00% premium if prepaid the first year; 1.00% premium if prepaid the second year; and no prepayment penalty thereafter. As a result of prepaying $30.0 million of the second lien facility the Company paid a $0.6 million prepayment penalty, which is included in interest expense for the nine months ended September 30, 2008. Mandatory prepayments under both facilities include 50% of excess cash flow (as defined in the loan documentation) and 50% of all net cash proceeds from the issuance of additional equity interests by us. In addition, the term loan of the first lien facility is subject to quarterly amortization of principal with 1.00% of the initial aggregate advances under such loan to be payable in each of the first six years and the remainder of the initial aggregate advance to be payable in a balloon payment at maturity.

The first and second lien credit facilities can be accelerated upon the occurrence of certain events, including:

•	nonpayment of debt including interest and fees;

•	failure to perform or observe covenants;

•	cross defaults to other indebtedness exceeding $5.0 million;

•	bankruptcy and insolvency; and

•	certain other events.

The first lien credit facility requires that the Company:

•	maintain a ratio of consolidated EBITDA to consolidated cash interest charges of at least 2.00 to 1 increasing to 3.00 to 1 beginning December 31, 2008;

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

The second lien credit facility contains one financial covenant consisting of a leverage ratio for all debt which restricts the Company from allowing its total debt to be greater than 5.0 times its consolidated EBITDA, stepping down at December 31, 2009 to 2.75 to 1 over the remaining term of the facility. The Company was in compliance with all of its debt covenants at September 30, 2008.

Under the terms of the lien credit facilities, the Company is precluded from reacquiring its own shares.

Long term debt is as follows:

	September 30, 2008	December 31, 2007

First lien term loan	$74,504,174	$79,504,174
Second lien term loan	10,000,000	40,000,000
Total Debt:	84,504,174	119,504,174
Less: Current maturities	-	-
Total long term debt	$84,504,174	$119,504,174

9.	Stock-based compensation

On October 19, 2006, the compensation committee of the board of directors unanimously approved the Company’s Stock and Awards Plan, which we refer to as the stock plan, and directed it be submitted to the stockholders for approval. During a special stockholders meeting on May 17, 2007, the stock plan was approved, pursuant to which the Company reserved up to 9,650,000 shares of common stock for issuance to its officers, directors, employees and consultants and on May 21, 2008, the Company, after a shareholder vote, amended the stock plan to increase the number of shares available for award to a total of 12,150,000.  During 2007, the Company granted options to purchase 8,797,500 shares of stock under the stock plan. During the nine months ended September 30, 2008, the Company granted options to purchase 1,660,000 shares of stock under the stock plan.

During the first quarter of 2008, the compensation committee and a sub-committee of the compensation committee approved the issuance of up to 1,375,000 inducement stock options grants to new employees outside of the Company’s stock plan pursuant to NASDAQ Marketplace Rule 4350. During the nine months ended September 30, 2008, the Company issued 1,375,000 inducement grant stock options to new employees.

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

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance at December 31, 2007	8,797,500	$9.88	7.79
Granted	3,035,000	8.68	7.78
Forfeited	(290,000)	9.97	6.87
Exercised	-	-	-
Balance at September 30, 2008	11,542,500	$9.58	7.24

The Company accounts for its stock-based compensation awards under SFAS No. 123R, Share-Based Payment, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

Pre-tax stock-based compensation expense included in reported net loss is as follows:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Service period-based	$1,736,384	$4,997,374
Market price-based $16.75	1,143,330	3,404,755
Market price-based $20.25	848,428	2,523,390
Total	$3,728,142	$10,925,519

For the traditional service-based stock options, the Company estimated the fair value, as of the date of grant, using a lattice option pricing model with the following assumptions: risk-free interest rate of 4.10%-4.67%, expected life 7 years for the service-based options and 10 years for the market price-based options, no dividends and volatility of 35.9%-36.9%. The cost of the service-based stock options is being amortized over a four year estimated vesting period. No forfeitures were assumed for any of the options. In the case of the market price-based stock options, the Company used the Monte Carlo valuation model and the same assumptions noted above. The Company recognizes compensation expense for the market price-based options over the estimated vesting period, which has been determined to be 2.75-3.37 years and 3.68-4.20 years for the $16.75 and $20.25 awards, respectively.

10.	Liquidity and capital resources

The Company’s current cash position at September 30, 2008 was $7,384,472. At September 30, 2008, the Company had outstanding payables, accrued expenses and liabilities of $24,866,350. The Company’s short term liabilities exceed its available cash position by $17,501,878. As noted in footnote 8, the Company has a revolving credit facility of $20 million, which it can use to augment cash requirements.

11.	Interest rate derivatives

In conjunction with the fixed-rate debt arrangements noted above, the Company entered into notional $80,000,000 of interest rate swaps on August 16, 2007, which are designed to provide a constant interest rate on the variable rate debt. Under these swaps, the Company receives or pays the difference between its fixed-rate interest payments and floating-rate payments based on LIBOR. The effect of this is to convert floating-rate interest expense based on LIBOR into fixed-rate interest expense. The arrangements settle on the last day of each calendar quarter. For the quarter ended September 30, 2008, the Company paid 5.05% and received 2.80% with the difference increasing interest expense by $459,871.

12.	License

A substantial portion of the Company’s business is dependent on its exclusive license of certain technology from Brandeis University. This license agreement, dated June 1996, imposes certain obligations upon the Company, such as diligently pursuing the development of commercial products under the license products. The agreement expires at the end of each patent period of seventeen years after the agreement execution date for products which do not have patents and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that the Company has failed to meet its obligations under the license agreement, Brandeis could seek to limit or terminate the Company’s license rights. Royalties earned by Brandeis for the quarterly period ended September 30, 2008 were $202,950 and $609,635 for the nine month period ended September 30, 2008.

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

The Company is currently being audited for the 2007 tax year.

14.	Commitment and contingencies

As of September 30, 2008, the Company had the following commitments and contractual obligations:

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

•
Forward purchase commitments for a portion of the Company's projected requirement for peanuts and for palm, soy and canola oil. These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price. Based on the most recent prices the Company realized, these commitments would total approximately $29.5 million as of September 30, 2008. The commitments are expected to be liquidated by June 2009.

•
The Company uses interest rate swaps to cover exposure to changes in interest rates on its secured debt financing; the notional $80 million of interest rate swaps were outstanding as of September 30, 2008.

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

Company Overview

We are a consumer food products company that competes primarily in the retail branded food products industry and focuses on providing value-added, functional food products to consumers. Functional food is defined as a food or a food ingredient that has been shown to affect specific functions or systems in the body and may play an important role in disease prevention. We market buttery spreads, popcorn, peanut butter, cooking oil, mayonnaise and other products primarily under the Smart Balance® trademark. In the natural food channel, we sell similar natural and organic spreads products under the Earth Balance® trademark. Our trademarks are of material importance to our business and are protected by registration or other means in the United States and a number of international markets. Our buttery spreads business, marketed under Smart Balance®, Earth Balance®, Smart Beat® and Nucoa®, is by far the most developed product segment and accounted for approximately 69% of sales during the three and nine months ended September 30, 2008, respectively.

Our products are sold in all 50 states, with little international sales presence. We sell our products in mass merchandise, grocery, natural food and club stores throughout the U.S, with a majority of products sold through supermarket chains and food wholesalers. We utilize regional sales managers who are full-time employees and work with food brokers to sell our products. In September 2007, we entered into an agreement with Acosta, Inc. to become our national sales agency. Additionally, we sell a small portion of our products through independent food distributors. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 19% of consolidated net sales during the three and nine months ended September 30, 2008, respectively.

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

Results of Operations

The following discussion includes the operating results of GFA, the Company’s wholly-owned subsidiary. Prior to the completion of the merger, we were a blank check company with no operations. Accordingly, the results of operations for the nine month periods ended September 30, 2008 and 2007 do not provide a meaningful comparison as the merger occurred on May 21, 2007. The information for the three month periods ended September 30, 2008 and 2007 compares the operations of Smart Balance after the GFA merger. Information for the three months and nine months ended September 30, 2008 includes the operations of GFA. Information for the nine months ended September 30, 2007 relates mostly to the Company as a blank check company that had no operations until it acquired GFA on May 21, 2007.

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

Results of Operations for the Three Months and Nine Months Ended September 30, 2008 Compared to the Three Months and Nine Months Ended September 30, 2007

(in millions except per share)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net Sales	$57,531,521	$41,502,575	$156,311,306	$60,151,818
Cost of Goods Sold	32,344,738	21,591,160	88,397,643	31,499,243
Gross Profit	25,186,783	19,911,415	67,913,663	28,652,575
Operating Expenses	22,611,454	18,996,189	63,878,803	27,480,091
Operating Income	2,575,329	915,226	4,034,860	1,172,484
Other (Expenses), Net	(4,962,213)	(33,515,672)	(10,897,350)	(54,082,372)
(Loss) before Income Taxes	(2,386,884)	(32,600,446)	(6,862,490)	(52,909,888)
Provision (Benefit) for Income Taxes	(772,811)	407,129	(2,535,633)	948,851
Net (Loss)	$(1,614,073)	$(33,007,575)	$(4,326,857)	$(53,858,739)
Unpaid dividends on cumulative preferred stock	-	2,817,8668	-	4,062,467
Net (Loss) available to common stock	$(1,614,073)	$(35,825,443)	$(4,326,857)	$(57,921,206)
Net (Loss) Per Common Share	$(0.03)	$(1.25)	$(0.07)	$(2.71)

Net Sales:

Our net sales for the three months and nine months ended September 30, 2008 was $57.5 million and $156.3 million, respectively, compared to $41.5 million and $60.2 million for the three months and nine months ended September 30, 2007, respectively. Net sales for the three months ended September 30, 2008 were 38.7% higher than the comparable quarter in 2007 due to higher selling prices and a 15% increase in volumes.

Cost of Goods Sold:

Cost of goods sold for the three months and nine months ended September 30, 2008 was $32.4 million and $88.4 million, respectively, resulting in a gross profit of $25.2 million and $67.9 million, respectively, or 43.8% and 43.4% of net sales, respectively. For the three and nine months ended September 30, 2007, the gross profit was $19.9 million, or 48.0%. The lower gross profit margin in the three months ended September 30, 2008 compared to the same period last year was due to higher commodity costs.

Operating Expenses:

Total operating expenses for the three months and nine months ended September 30, 2008 was $22.6 million and $63.9 million, respectively. This compares to $19.0 million and $27.5 million, respectively, in the comparable periods in 2007. The operating expenses for the first nine months of 2008 included selling, marketing and general and administrative expenses. Also included in operating expenses were approximately $10.9 million of stock-based compensation expense, as determined under Statement of Financial Accounting Standard (SFAS) No. 123R. Operating expenses incurred during the first nine months of 2007 consist of formation and operating costs of the parent company for the period through the date of acquisition and the combined operating expenses of GFA and the parent through September 30, 2007.

Operating Income (Loss):

We had operating income of $2.6 million and $4.0 million for the three months and nine months ended September 30, 2008, respectively, compared with operating income of $0.9 million and $1.2 million, respectively, for the corresponding periods in 2007. Operating income for the three months ended September 30, 2008, as a percentage of net sales, was 4.5% compared to 2.2% for the comparable period last year. The increase was due to lower operating expenses (as a percentage of net sales).

Other Income (Expense):

We incurred other expenses of $5.0 million for the three months ended September 30, 2008 compared to expenses of $33.5 million in the corresponding period in 2007. The results for 2008 included net interest expense of $4.5 million compared with interest expense of $3.5 million in the corresponding period in 2007. Of the $4.5 million, $2.6 million resulted from a change in fair value of our interest rate swap. Also, included in the results for the third quarter of 2007 was a $29.6 million loss from derivative liabilities. For the nine months ended September 30, 2008, we had other expenses of $10.9 million, which consisted primarily of $9.7 million in net interest expense, compared with $54.1 million in the prior year period, which consisted primarily of derivative losses of $50.5 million.

Income Taxes:

The provision for income taxes for the three months and nine months ended September 30, 2008 was a benefit of $0.8 million and $2.5 million, respectively. This compares with a provision of $0.4 million and $0.9 million, respectively, for the corresponding periods in 2007. The provision in 2007 was based on taxable income, which excluded the losses for derivatives which are not deductible for tax purposes.

Net (Loss):

Our net loss for the three months ended September 30, 2008 was $1.6 million compared with a loss of $33.0 million for the corresponding period in 2007. For the nine months ended September 30, 2008, our net loss was $4.3 million compared with a loss of $53.9 million in the comparable period of 2007.

Net (Loss) Per Common Share:

Our net loss per share in the second quarter of 2008 was $(0.03) compared to a net loss of $(1.25) in the corresponding period in 2007 based on the weighted average shares outstanding of 62.6 million in the third quarter of 2008 compared to 28.8 million in the third quarter of 2007. For the nine month period ended September 30, 2008, our net loss per share was $(0.07) compared with $(2.71) in the corresponding period in 2007. The weighted average shares outstanding was 62.5 million for 2008 and 21.4 million for 2007.

Cash Flows

The discussion of cash flows for the first three quarters of 2008 includes the consolidated results of GFA, the Company’s wholly-owned subsidiary which was acquired on May 21, 2007. Prior to the completion of the merger, we were a blank check company with no operations. Accordingly, the cash flows do not provide a meaningful comparison with the prior periods.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Cash from operating activities was $4.7 million for the nine months ended September 30, 2008 compared to cash used in operating activities of $1.8 million in the corresponding period in 2007. For the first nine months of 2008, we had a net loss of $4.3 million, which included $10.9 million of stock-based compensation expenses and $3.6 million of depreciation and amortization. Higher working capital needs in the first nine months of 2008 partially offset the benefit of these non-cash charges. For the nine months ended September 30, 2007, the cash flow used in operating activities, excluding the increase in derivative liabilities of $50.5 million, resulted from higher working capital due to a reduction of accounts payable and accrued expenses.

Cash used in investing activities was $2.1 million during the nine months ended September 30, 2008 which resulted from software development costs of $2.5 million and other fixed assets offset by recovery of certain legal costs related to protecting our intangible assets of $0.4 million. In 2007, we had a net use of $486.8 million, which resulted from the purchase of GFA on May 21, 2007.

Cash used in financing activities was $32.8 million for the nine months ended September 30, 2008, resulting from the prepayment of our first and second lien debt of $5.0 million and $30.0 million, respectively, compared to cash provided from financing activities of $388.0 million for the corresponding period in 2007. For 2007, the net proceeds from the issuance of debt and equity required for the purchase of GFA accounted for most of net cash provided from financing activities.

In July 2008, we settled a lawsuit with one of our shareholders from an alleged violation of Section 16(b) of the Securities Exchange Act of 1934, as amended, by the shareholder. As part of the settlement, we received $2.3 million. The settlement funds were reported as additional paid-in-capital and had no effect on our statement of operations

Liquidity and Capital Resources

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

We believe that cash flows generated from operations, existing cash and cash equivalents, and borrowing capacity under the revolving credit facility will be sufficient to finance working capital requirements for our business for the foreseeable future. As of September 30, 2008, $20 million was available for borrowing under our revolving credit facility, subject to certain covenant limitations. Developing and bringing to the market other new brands and business opportunities may require additional outside funding, which may require us to seek out additional borrowing arrangements.

Secured Debt Financing:

In conjunction with the GFA merger, on May 21, 2007, we entered into a loan arrangement with Banc of America Securities LLC and Bank of America, N.A. for $180 million in secured debt financing consisting of: (1) a $140 million first lien facility comprised of a $120 million term loan and a $20 million revolver and (2) a second lien facility comprised of a $40 million term loan. The first lien facility is secured by a first lien on all of our assets and the second lien facility is secured by a second lien on all of our assets. Through September 30, 2007, we paid $0.6 million in principal payments on its first lien facility. In December 2007, we made a $39.9 million principal pre-payment on its first lien facility as a result of the proceeds derived from the exercise of the public warrants. In March 2008, we prepaid $30 million on our second lien facility, reducing the outstanding principal balance to $10 million. As a result of the prepayment, the Company wrote off approximately $0.9 million of deferred financing costs, which is included in other income, net for the nine months ended September 30, 2008. On September 29, 2008, the Company prepaid $5.0 million of its first lien facility, reducing the principal to $74.5 million. As a result of the prepayment, the Company wrote off approximately $0.15 million of deferred financing costs, which is included in other income, net for the three months ended September 30, 2008.

The term loan of the first lien facility will mature on May 21, 2014 and the revolving loan under the first lien facility will mature on May 21, 2013. The term loan of the second lien facility will mature on November 18, 2014.

At our option, the interest rate on the first lien facility is LIBOR plus 3.25% per annum or the higher of (i) the Bank of America prime rate or (ii) the federal funds rate plus 0.50%, in either case plus an applicable margin. The applicable margin on the first and second lien facilities is determined in accordance with a pricing grid based on the Company’s leverage ratio. The Company opted to elect conversion of the first lien facility to an interest rate based on LIBOR plus an applicable margin of 3.25% per annum beginning July 1, 2007 in accordance with a pricing grid based on the Company's leverage ratio. The applicable margin was reduced to 3.00% per annum beginning March 28, 2008, which resulted in an interest rate of 6.76% at September 30, 2008. At the Company’s option, the interest rate on the second lien facility is LIBOR plus an applicable margin of 6.00% per annum or the higher of (i) the Bank of America prime rate or (ii) the federal funds rate plus 0.50%, in either case plus a margin of 5.00% per annum. The Company opted to elect conversion of a second lien facility to an interest rate based on LIBOR plus an applicable margin of 6.00% per annum, beginning July 1, 2007, which resulted in an interest rate at September 30, 2008 of 9.76%.

There is no prepayment penalty for optional prepayments of the first lien facility and the following penalties for optional prepayments on the second lien facility: 2.00% premium if prepaid the first year; 1.00% premium if prepaid the second year; and no prepayment penalty thereafter. As a result of prepaying $30.0 million of the second lien facility the Company paid a $0.6 million prepayment penalty, which is included in interest expense for the nine months ended September 30, 2008. Mandatory prepayments under both facilities include 50% of excess cash flow (as defined in the loan documentation) and 50% of all net cash proceeds from the issuance of additional equity interests by us. In addition, the term loan of the first lien facility is subject to quarterly amortization of principal with 1.00% of the initial aggregate advances under such loan to be payable in each of the first six years and the remainder of the initial aggregate advance to be payable in a balloon payment at maturity.

The first and second lien credit facilities can be accelerated upon the occurrence of certain events, including:

•	nonpayment of debt including interest and fees;

•	failure to perform or observe covenants;

•	cross defaults to other indebtedness exceeding $5.0 million;

•	bankruptcy and insolvency; and

•	certain other events.

The first lien credit facility requires that the Company:

•	maintain a ratio of consolidated EBITDA to consolidated cash interest charges of at least 2.00 to 1, increasing to 3.00 to 1 at December 31, 2008;

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

The second lien credit facility contains one financial covenant consisting of a leverage ratio for all debt which restricts us from allowing our total debt to be greater than 5.0 times our consolidated EBITDA, stepping down at December 31, 2009 to 2.75 to 1 over the remaining term of the facility. We were in compliance with all of our debt covenants at September 30, 2008.

Long term debt as of September 30, 2008 is as follows:

First lien term loan	$74,504,174
Second lien term loan	10,000,000
Total Debt:	84,504,174
Less: Current maturities	-
Total long term debt	$84,504,174

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Discussion of Results on an Operating Basis

Our GAAP financial information includes the results of GFA from the date of the acquisition (May 21, 2007) and, therefore, the periods ended September 30, 2008 and 2007 are not necessarily comparable. Accordingly, the information below presents historical periods on an “operating basis.” The accompanying table reconciles those results to GAAP results. We believe that this presentation allows investors more useful information because it more closely reflects the performance and expenses of the operating entity in both the current and prior periods presented. Also, the results for 2007 have been adjusted for a retrospective change in accounting principle. For more information on the change in accounting principle, see note 1 to the financial statements included elsewhere in this quarterly report.

For the nine months ended September 30, 2008, the GAAP operating loss includes certain expenses (non-cash) related to SFAS 123R stock option expense and amortization that did not exist for GFA in prior periods. In order to provide a more meaningful comparison of operating performance with prior periods, we have removed those items from the operating basis results set forth below for the nine months ended September 30, 2008. Furthermore, we have added the operating expenses of the parent company back to the operating basis results below for the nine months ended September 30, 2007, prior to May 21, 2007, as GFA incurred its own operating expenses prior to the date of acquisition and the inclusion of the parent company’s expenses prior to the date of acquisition would make it difficult to compare the operating results period to period. With the information as set forth below, we believe management and stockholders are better able to determine whether or not sales, gross profit or operating income of the acquired business have improved in the first nine months of 2008 compared with the first nine months in 2007. The operating basis results provided below are intended to assist the reader in comparing the operating performance of the GFA business we acquired, for the periods before and after the acquisition. However, they do not indicate what actual consolidated results would have been had we acquired GFA on January 1, 2007.

The operating basis results should not be viewed in isolation or as a substitution for GAAP results.

($ in millions)		Add GFA
(unaudited)	As reported	Results prior				Operating
	Form 10-Q(1)	To Acquisition		Adjustments(2)		Basis

Three Months Ended September 30, 2008
Net Sales	$57.5	$		$		$57.5
Gross Profit	25.2					25.2
% of Net Sales	43.8%					43.8%
Operating Income	2.6					2.6
Incremental expenses included in Operating Income :
FAS 123R Stock Option Expense					3.7	3.7
Amortization and Depreciation					1.2	1.2
Operating Income excluding Non-cash expenses and parent company pre- acquisition expenses	$2.6	$			$4.9	$7.5
% of Net Sales						13.0%

Three Months Ended September 30, 2007
Net Sales	$41.5		$0.1	$		$41.6
Gross Profit	19.9		0.1			20.0
% of Net Sales	48.0%					48.1%
Operating Income	0.9		(0.1)			0.8
Incremental expenses included in Operating Income :
FAS 123R Stock Option Expense					3.7	3.7
Amortization and Depreciation					1.0	1.0
Operating Income (Loss) excluding non- cash expenses and parent company pre- acquisition expenses	$0.9		$(0.1)		$4.7	$5.5
% of Net Sales						13.2%

Nine Months Ended September 30, 2008
Net Sales	$156.3	$		$		$156.3
Gross Profit	67.9					67.9
% of Net Sales	43.4%					43.4%
Operating Income	4.0					4.0
Incremental expenses included in Operating Income :
FAS 123R Stock Option Expense					10.9	10.9
Amortization and Depreciation					3.3	3.3
Operating Income excluding Non-cash expenses and parent company pre- acquisition expenses	$4.0	$			$14.2	$18.2
% of Net Sales						11.6%

Nine Months Ended September 30, 2007
Net Sales	$60.2		$64.4	$		$124.6
Gross Profit	28.7		31.7		(0.1)	60.3
% of Net Sales	47.7%		49.2%			48.4%
Operating Income	1.2		12.5		1.5	15.2
Incremental expenses included in Operating Income :
FAS 123R Stock Option Expense					4.8	4.8
Amortization and Depreciation					1.5	1.5
Operating Income (Loss) excluding non- cash expenses and parent company pre- acquisition expenses	$1.2		$12.5		$7.8	$21.5
% of Net Sales						17.3%

(1) The retrospective application of the change in accounting principle resulted in adjustments to previously reported amounts of $(0.2) million and $(4.4) million to net sales and operating income, respectively, for the third quarter of 2007 and $(0.2) million and $(4.7) million to net sales and operating income, respectively, for the nine month period ended September 30, 2007.

(2) To remove parent company pre-acquisition expenses from results prior to the acquisition date and to add back certain non-cash expenses included in 2008 which did not exist in 2007. Parent company expenses incurred beginning May 21, 2007 remain included in operating basis results.

Results of Operations for the Three Months and Nine Months Ended September 30, 2008 Compared to Three Months and Nine Months Ended September 30, 2007

Net Sales:

Net sales for the third quarter increased 38.2% to $57.5 million in 2008, from $41.6 million in 2007, primarily due to higher prices and a 15% increase in cases shipped. The Company increased prices on its products in August to cover rising costs, following similar pricing actions in February and June. In addition, reduced sizes of its largest volume spreads products were shipped to all customers during the third quarter, bringing Smart Balance in line with the rest of the industry.

The increase in cases shipped was due primarily to the success of new products (extra virgin olive oil spreads, omega-3 enhanced spreads, 50/50 butter blend, and milk) and higher sales of cooking oil. The Company’s ‘Plus Six’ distribution drive achieved improved placement of Smart Balance products, facilitating the gain in cases shipped.

Market share for Smart Balance® family of spreads increased versus the prior year for the 27th consecutive quarter. The spreads category continued to experience higher prices to cover rising costs together with promotional activity in the last six weeks of the quarter to attract increasingly price sensitive consumers. Market share for cooking oil increased in the quarter while shares for peanut butter and microwave popcorn declined.

For the nine months ended September 30, 2008, net sales increased to $156.3 million from $124.6 million in 2007, or 25.4%, which was driven primarily by higher pricing and an 8% increase in case shipments.

Gross Profit:.

Gross profit for the third quarter of 2008 increased $5.2 million to $25.2 million in 2008 from $20.0 million in 2007 as the growth in case shipments and the impact of higher pricing were greater than increases in input costs, primarily in commodity raw materials, and higher coupon redemption costs. Gross profit as a percent of net sales decreased to 43.8% in 2008 from 48.1% in the third quarter of 2007, due to the timing lag in selling price increases versus input cost increases, and higher coupon redemption costs.

For the nine months ended September 30, 2008, gross profit was $67.9 million or 43.4% of net sales compared to $60.3 million or 48.4% of net sales for the corresponding period in 2007.

Operating Income less Non-Cash Items:

Operating income for the third quarter of 2008 increased $1.8 million to $2.6 million in 2008 from $0.8 million income in 2007 due primarily to the increase in gross profit partially offset by higher marketing costs of $2.3 million and an increase in selling and distribution costs of $1.0 million. The increases in market, selling and distribution costs were in line with the net sales growth versus prior year. General and administrative expenses increased less than $0.1 million in 2008 versus 2007 as higher costs from the expansion of the Company’s infrastructure were offset by lower legal expenses in the current period. Company headcount on September 30, 2008 was 54.

For the nine months ended September 30, 2008, operating income less non-cash charges decreased $3.3 million to $18.2 million from $21.5 million in 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks due primarily to changes in interest rates, which we manage through the use of an interest rate swap. This derivative alters the interest characteristics of our debt by changing it from a variable to a fixed-rate instrument.

We purchase significant amounts of soy, palm and canola oil products to support the needs of our brands. The price and availability of these commodities directly impacts the results of operations and can be expected to impact the future results of operations. We do not engage in any hedging activities; however, the Company may consider hedging oil products in the near future. The agreements we enter into qualify as normal purchases and sales in the normal course of business. Accordingly, the agreements do not qualify as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Based on the most recent prices for soy, palm and canola oil products, we would have commitments of $29.5 million.

In conjunction with the fixed-rate debt arrangements discussed elsewhere in this report, we entered into $80,000,000 of interest rate swaps on August 16, 2007, which are designed to fix the interest rate of the variable rate debt. Under these swaps, we receive or pay the difference between our fixed-rate interest payments and floating-rate payments based on LIBOR. The effect of this is to convert floating-rate interest expense based on LIBOR into fixed-rate interest expense. The arrangements settle on the last day of each calendar quarter. For the quarter ended September 30, 2008, the Company paid $1,032,444 and received $572,573 with the difference increasing interest expense by $459,871.

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

Item 4. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of September 30, 2008, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

There have been no material changes to the litigation we previously reported under Item 3 in our annual report on Form 10-K for the year ended December 31, 2007 and under this section of our quarterly report on Form 10-Q for the quarter ended June 30, 2008.

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

November 6, 2008	SMART BALANCE, INC.
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