Form 10-K
period 2008-12-31
SMART BALANCE, INC.
filed 2009-02-27
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

Commission File Number 000-51506

SMART BALANCE, INC.

(Name of Issuer in Its Charter)

Delaware	20-2949397
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

115 West Century Road — Suite 260 Paramus, New Jersey	07652
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on June 30, 2008 ($7.21), as reported on the Nasdaq Global Market was approximately $194 million.

As of February 25, 2009, there were 62,630,683 shares of common stock, par value $.0001 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with its 2009 Annual Meeting of Stockholders are incorporated by reference in Part III.

SMART BALANCE, INC.

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

We believe that communicating our expectations to our stockholders is important. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this annual report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations we describe in our forward-looking statements, including, among other things, our ability to:

•	raise prices as fast as commodity costs increase;
•	introduce and expand distribution of new products;
•	meet marketing and infrastructure needs;
•	meet long-term debt covenants; and
•	continue to grow net sales in a competitive environment with rising costs and an increasingly price sensitive consumer.

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

PART I

Item 1. Business

Background

We were incorporated in Delaware on May 31, 2005 under the name Boulder Specialty Brands, Inc., as a blank check company formed to serve as a vehicle for the acquisition of a then unidentified operating business and/or brand in the consumer food and beverage industry.

On May 21, 2007, we completed a merger with GFA Brands, Inc. (“GFA”), which owned and marketed the Smart Balance® line of products, among others. GFA became our wholly-owned subsidiary. After the merger, the corporate name was changed from Boulder Specialty Brands, Inc. to Smart Balance, Inc. (“Smart Balance” or the “Company”). Pursuant to the merger agreement with GFA, we paid an aggregate of $491 million in cash as merger consideration. The cash consideration for the merger was funded with cash from our December 2005 initial public offering, the proceeds of a private placement and secured debt financings.

Overview of the Company

Smart Balance is a marketer of functional food products in the U.S. (under the Smart Balance® and Earth Balance® trademarks). Functional food is defined as a food or a food ingredient that has been shown to affect specific functions or systems in the body and may play an important role in disease prevention. Our signature spreads products utilize a proprietary licensed, patented technology that is naturally free of trans fats and enhances good-to-bad cholesterol ratios. We have other product offerings utilizing our heart healthier positioning and brand leverage, including peanut butter, cooking oils, mayonnaise, popcorn and dairy products. We sell Smart Balance® products in grocery, mass merchandise and convenience stores. In the natural food channel, we sell similar natural and organic products under the Earth Balance® trademark. Our products are available in all 50 states with little presence in international markets. The Company has limited presence in the foodservice and industrial channels. The Smart Balance® line of products was introduced by GFA in 1996 with the launch of its buttery spreads products and has achieved growth in market share every year since. Our market share in the spreads category in 2008 was 13.6%, according to Information Resources, Inc. Smart Balance outsources its manufacturing and distribution and, therefore, has limited need for capital expenditures.

Information regarding our revenues, profits and losses and total assets can be found in our audited financial statements beginning on page F-1 of this annual report on Form 10-K.

Company Website and SEC Filings

The Company’s website is www.smartbalance.com. All of our filings with the Securities and Exchange Commission (“SEC”) can be accessed through our website promptly after filing; however, in the event that the website is inaccessible, we will provide paper copies of our most recent annual report on Form 10-K, the most recent quarterly report on Form 10-Q, current reports filed or furnished on Form 8-K and all related amendments, excluding exhibits, free of charge upon request. These filings are also accessible on the SEC’s website at www.sec.gov.

Smart Balance® Products

The Smart Balance® line of products is available in a variety of categories, formats and sizes in the supermarket, mass merchandise and convenience channels of distribution. In 2008, Smart Balance® labeled products represented approximately 88% of sales, and our Smart Balance® buttery spreads products represented approximately 66% of sales. The buttery spreads products are generally available around the United States while the other products have less distribution at the current time. The buttery spreads are available in bulk and individual serving formats for use in the foodservice and industrial channels.

Smart Balance® Buttery Spreads and Butter Blend Sticks

Our buttery spreads are made from a patented blend of natural oils to help balance fats in the consumer’s diet and to help improve the good-to-bad cholesterol ratio when used as part of our food plan and contain no hydrogenated or partially hydrogenated oils and only trace amounts of trans fatty acids. The original buttery spread has won several awards as the best-tasting product in its category. There are a number of varieties that offer different benefits depending on consumers’ needs. Buttery spreads are available in regular, light, low sodium and organic versions as well as versions that offer benefits from added Omega-3s per serving and achieves a favorable ratio of Omega-6 to Omega-3 fatty acids. Some products use flax oil, fish oil, plant sterols and olive oil to achieve desired benefit and taste profiles. Smart Balance® Butter Blend Stick is a 50/50 blend of creamery fresh butter and Smart Balance® buttery spread in a convenient stick, with 28% less saturated fat than regular butter. It also has versions with a special mix of Omega-3s from flax and fish oil.

Smart BalanceTM Omega Peanut Butter

This product contains 1000 milligrams of Omega-3s per serving. It has no hydrogenated oil, no trans fatty acid and no refined sugar. It is made from premium, deep-roasted peanuts. It is all-natural but does not need refrigeration and is available in chunky and creamy varieties. In early 2009, the Company has introduced varieties flavored with agave nectar. These new varieties have half the added sweeteners of the leading peanut butter brands and appeal to a broader range of consumers.

Smart Balance® Omega Cooking Oil, Cooking Sprays and Shortening

These products are designed for use in cooking, baking and salads to aid in avoiding trans fatty acids and hydrogenated oils. They are used for healthier food preparation.

Smart Balance® Omega Plus Light Mayonnaise

This product has half the fat of regular mayonnaise, is non-hydrogenated, contains no trans fats and contains natural plant sterols with added Omega-3s and a 3-to-1 ratio of Omega-3 to Omega-6 fatty acids.

Smart Balance® Popcorn

This product is the first microwave popcorn with no hydrogenated oil or trans fatty acids with a patented oil blend to help improve the good-to-bad cholesterol ratio. Smart Balance® Popcorn is available in several different varieties.

Smart Balance® Cheese and Smart BalanceTM Cream Cheese

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

Smart BalanceTM Milk

Smart BalanceTM Milk uses milk produced from cows not treated with rBST or Beta-Lactam antibiotics and contains Omega-3s and Vitamin E as well as added levels of calcium. It is available in Florida and select markets in the Northeast beginning in 2009. Product varieties are Fat-Free, Low Fat, Low Fat with Phyto Sterols, Lactose-Free Fat-Free Milk and 1% Low Fat Chocolate versions.

Earth Balance® Products

The Earth Balance® line of products offers a variety of buttery spreads and sticks and nut butters formulated for consumers interested in natural and organic products. Earth Balance® products represented approximately 7% of sales in 2008. They are primarily available in the natural and organic channel of distribution and have a small but growing presence in traditional retail outlets. Earth Balance® products are also marketed with the trademarks Soy Garden® and NatucalTM.

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

Growth Strategy

Our goal is to become a recognized leader in providing nutritious and good tasting products for a wide variety of consumer needs. We believe that the Smart Balance® brand has the potential to become a broad functional foods platform across multiple food categories. To accomplish our goal, we will attempt to leverage the heart healthier benefits and other functional attributes of the Smart Balance® brand, increase brand awareness and product distribution, and expand our product line.

We intend to increase consumer awareness of and demand for our products through our marketing and promotional activities. To make our products available wherever consumers shop, we expect to expand our distribution penetration in retail as well as the food service and industrial channels. Although we intend to focus on the domestic market, we will explore longer-term opportunities in foreign markets.

Sales and Distribution

Smart Balance® products are sold in all 50 states. A majority of our products are sold through supermarket chains and food wholesalers. Beginning in September 2007, we utilize Acosta, Inc. as our national sales agency. Additionally, a small portion of our products are sold through independent food and beverage distributors.

Through Acosta and our internal regional sales managers, we work with each distributor and retailer to ensure that our products are effectively promoted. We employ periodic in-store promotions that can include informational materials about our products, sale pricing, product sampling, store advertising and special product displays to generate consumer interest in our products. We also work to ensure that enough product is available on each retailer’s shelf and that the presentation is attractive to consumers.

We use third party distributors and a network of public warehouses to deliver product from our manufacturers to our customers. We are required to pay monthly warehousing fees, as well as handling and logistics fees. We are also responsible for freight charges for shipments to and from warehouses and distribution centers.

Smart Balance’s largest customer in 2008 in terms of sales revenue was Wal-Mart Stores, Inc., accounting for approximately 20% of sales dollars. No other single customer accounted for more than 10% of Smart Balance’s sales revenues in 2008.

Marketing

Our marketing efforts are designed to increase consumer awareness of and demand for our products. We target consumers of all ages who seek to achieve a better balance of fats in their diet.

Smart Balance employs a broad mix of marketing, including print, cable and network television, network radio, coupons, in-store product sampling, consumer and trade events and recipe and diet programs. We use television advertising to reach a larger number of target consumers. We use print ads in magazines with wide circulation and in special interest publications targeted to groups such as health food consumers, athletes and diabetics. We also use radio advertising primarily to support event marketing, such as Heart Health Month. We use coupons (freestanding insert newspaper and magazine coupons and store register and on-pack coupons) to help stimulate product trial and repeat purchases by providing consumers with economic incentives.

We believe that an effective marketing tool is the dissemination of educational information through events and our websites explaining the nutritional qualities of our products. Smart Balance is committed to providing superior service to our customers and consumers. Our sales and marketing team gathers information and feedback from consumers and retailers to enable us to better meet changing consumer needs. We provide access to consumer service representatives through our toll free number to answer questions and educate consumers on balanced nutrition, new products and developments.

Manufacturing

Smart Balance outsources its manufacturing through third-party co-packers. We do not own or operate any manufacturing facilities. Outsourcing is designed to allow us to enhance production flexibility and capacity, leverage working capital, and focus our energy and resources on marketing and sales, while substantially avoiding capital expenditures and the complication of managing a production work force. Our buttery spreads are produced by two manufacturers, one of whom has multiple locations. Most of our other products are each supplied by a separate sole source. In the event of an interruption in supply, we believe we could arrange for additional suppliers to provide the affected products, although such interruption could have a material adverse effect on our operations. While we believe our manufacturers have the capacity to fulfill our current production needs and are willing to increase capacity as Smart Balance grows, we will monitor capacity, service and costs and will qualify alternative sources of supply as needed.

Our manufacturers supply our products at a price equal to the cost of ingredients and certain packaging plus a contracted toll charge. Except in unusual circumstances, we provide no raw materials to our manufacturers. However, we work with our manufacturers to source high quality ingredients at attractive pricing. We also negotiate certain commodities and packaging costs directly with the suppliers. Manufacturers are required by contract to announce changes in ingredient prices in advance. Toll charges cannot be unilaterally increased by the manufacturers, however, some manufacturers are able to increase toll charges after giving us notice of the increase at least six months in advance. We bear all freight costs associated with shipping finished products.

From a control perspective, we provide proprietary formula and processing information for most of our products to our manufacturers. In turn, we receive production reports, quality control reports and samples from product runs. In addition, our research and development and quality control personnel visit each manufacturing facility on a regular basis to ensure compliance with good manufacturing practices.

Competition

The food and beverage industry is highly competitive and numerous multinational, regional and local firms currently compete, or are capable of competing, with us. Our products compete with branded products as well as generic and private-label products of food retailers, wholesalers and cooperatives. We compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising, patent protections and price. Some competitors may have different profit or strategic objectives than we do. Substantial advertising and promotional expenditures are required to maintain or improve a brand’s market position or to introduce a new product. Our largest principal competitors are Unilever, Kraft Foods, and ConAgra Foods, each of whom has substantially greater market presence, longer operating histories, better distribution, more significant customer bases and greater financial, marketing, capital and other resources than we do.

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

We are required to pay royalties to Brandeis for the use of the licensed technology. Royalties for 2008 totaled approximately $0.8 million. The amount of royalties due is based on a formula using the percentage of oil and/or fat used in products covered by the licensed technology.

We are required to pay royalties to an individual who assigned a certain concept relative to peanut butter to us, for which a patent is pending. In 2008, royalties totaled approximately $0.2 million to that individual. On March 18, 2008, the United States Patent and Trademark Office issued U.S. Patent No. 7,344,747 encompassing the peanut butter concept. The patent will expire on January 24, 2026.

We have acquired the rights from Brandeis for the use of certain technology embodied in U.S. Patent No. 6,156,354 entitled “Hyper-absorption of vitamin E dispersed in milks” and U.S. Patent No. 6,503,545 entitled “Hyper-absorption of vitamin E combined with milk protein.”

In 2008, GFA licensed technology from Perlman Consulting, LLC relating to the stabilization of omega-3 fatty acids in milk. Our agreement with Perlman Consulting, LLC provides us with an exclusive license to this technology. The license also includes any corresponding foreign patents and subsequent U.S. or foreign applications and any continuations, continuations-in-part, divisions and re-issues. We are required to pay royalties to Perlman Consulting, LLC for the use of the licensed technology. The amount of royalties due is based on the net sales of products covered the licensed technology.

In 2008 we entered into a multi-year agreement with Brandeis to fund research to develop new product technologies for existing and future categories. Under the agreement, $1 million will be paid over ten years, with an option to increase funding. The bulk of support, $650,000, will be paid over the first three years. In return, Smart Balance will receive an option to license any of the resulting technologies for use in its products. In addition to the $1 million, Smart Balance has committed $500,000 to support new food technologies under a new license agreement.

We are allowed to sublicense the licensed technology to third parties and must pay a portion of the sublicense fees to Brandeis.

We also own Patent No. 5,147,134 for a process for the continuous production of emulsions used in the blending of ingredients and Patent No. 5,027,901 for a method minimizing the corrosion of machinery via emulsions.

In 2007, three parties filed Oppositions to European Patent No. 820,307. We believe that neither this proceeding, nor its outcome, will have any adverse effect on our current business.

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

Employees

Because we outsource the production and distribution of our products as well as certain selling activities, we have a small number of employees. As of December 31, 2008, we had 60 full and part time employees. Our plan is to add more employees as business conditions dictate. Our employees perform the following functions:

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

Approximately 73% of our sales for the year ended December 31, 2008 were dependent upon our principal license of certain technology from Brandeis University. The licensed technology covers all Smart Balance® spreads, cheeses, shortenings and popcorn, all Earth Balance® spreads and shortenings and Nucoa® soft margarine. The license agreement imposes obligations upon us, such as payment obligations and obligations to diligently pursue the development of commercial products under the licensed patents. If the licensor believes that we have failed to meet our obligations under the license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation, our ability to continue to sell existing products and to carry out the development and commercialization of potential products could be materially adversely affected. If our license rights are restricted or ultimately lost, we could be forced to re-formulate all of the affected products noted above and refrain from making any cholesterol ratio improvement claims on our packaging, consumer advertising and promotion materials. We could also lose the ability to sub-license and receive sub-license fees for the Brandeis technology. Sub-licensing fees accounted for approximately $0.2 million in income in 2008. It is difficult to accurately quantify the economic impact on us if we defaulted under our license agreement except to conclude that our ability to continue our business could be severely adversely affected. The license agreement is schedule to terminate when the underlying patents in each country expire. The license agreement in the United States will expire in April 2015.

Our business depends on our ability to protect our intellectual property effectively. Our inability to protect our intellectual property could harm the value of our brand and adversely affect our business.

Our business depends substantially on the legal protection of proprietary rights in intellectual property that we own and license. We also claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to our products and manufacturing processes. Our ability to implement our business plan depends in part on our ability to expand brand recognition using trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos. If existing contractual measures fail to protect our proprietary rights, or if any third party misappropriates or infringes on our intellectual property, any advantage those proprietary rights provide may be negated and the value of our brands may be harmed, which could have a material adverse effect upon our business and might prevent our brands from achieving or maintaining market acceptance. Monitoring infringement of intellectual property rights is difficult and we cannot be certain that the precautions we have taken will prevent the unauthorized use of our intellectual property and know-how, particularly in countries where we do not have trademarks or patents at all or where the laws of such country may not protect our proprietary rights as adequately as the laws of the United States or at all. Accordingly, other parties, including competitors, may duplicate our products using our proprietary technologies.

Pursuing legal remedies against persons infringing on our patents or otherwise improperly using our proprietary information is a costly and time-consuming process that would divert management’s attention and other resources from the conduct of our business, which could cause delays and other problems with the marketing and sales of our products, as well as delays in deliveries. GFA has commenced legal actions against third parties infringing on the patents in the past. There can be no assurances that we will not encounter other claims with respect to prior users of intellectual property relating to our products. If so, this could harm our image, brand or competitive position and cause us to incur significant penalties and costs, such as having a patent invalidated or limited in its applicability.

We rely on a combination of common law trademark rights, U.S. federal registration rights, and trade secret laws to protect our proprietary rights. We use the term “smart balance” in our trade name and in our current product line names. The terms “smart” and “balance” and variations thereof are widely used for many food and beverage products other than those sold by us. Such widespread use may weaken our trademark rights and may dilute any unique or distinctive significance the term “smart balance” may have as a means of identifying our products. There can be no assurance that we will be able to enforce our trademark rights for current products or register trademarks or obtain common law trademark rights using “smart balance” for any new product lines we may introduce. On April 4, 2007, Kellogg North America Company filed a Notice of Opposition before the Trademark Trial and Appeal Board opposing our registration application for the “Smart Balance Omega” mark for use with peanut butter, breakfast cereal, cereal based snack foods, oatmeal, processed oats, mayonnaise, salad dressings and tartar sauce. Kellogg North America Company agreed to withdraw the opposition in exchange for our removing breakfast cereal, cereal based snack foods, oatmeal and processed oats from the registration. On July 10, 2008, the opposition was dismissed without prejudice. In addition, in 2007, three parties filed Oppositions to European Patent No. 820,307 relating to increasing the HDL level and the HDL/LDL ratio in Human Serum by Balancing Saturated and Polyunsaturated Dietary Fatty Acids. We believe that neither this proceeding, nor its outcome, will have any adverse effect on our current business. The inability to have the exclusive right to use of the term “Smart Balance” in new product names could weaken our ability to create a strong “Smart Balance” brand in existing and new product categories.

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

To the extent that we have registered our trademarks in foreign jurisdictions where our products are or may be sold, the protection available in such jurisdictions may not be as extensive as the protection available in the United States. In some countries, we may be unable to register the “Smart Balance” trademark for the products that we may want to sell in that country, which could adversely affect our ability to expand into such country.

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

Approximately 66% of our revenues for the year ended December 31, 2008 resulted from sales of our Smart Balance® buttery spreads products. We cannot be certain that we will be able to continue to commercialize our products or that any of our products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect market acceptance of Smart Balance® buttery spreads products:

•	the introduction of new products into the functional food market;
•	the level and effectiveness of our sales and marketing efforts;
•	any unfavorable publicity regarding these products or similar products;
•	litigation or threats of litigation with respect to these products;
•	the price of the product relative to other competing products;
•	any changes in government policies and practices;
•	regulatory developments affecting the manufacture, marketing or use of these products;
•	new technology which effectively renders our buttery spreads obsolete;
•	new science or research which undermines the efficacy of our products; and
•	adverse decisions or rulings limiting our ability to promote the benefits of our products and technology.

Any adverse developments with respect to the sale of Smart Balance® buttery spreads products could significantly reduce revenues and have a material adverse effect on our ability to maintain profitability and achieve our business plan.

We have no long-term contracts with our customers which require the purchase of a minimum amount of our products. The absence of long-term contracts could result in periods during which we must continue to pay costs and service indebtedness without current revenues or with reduced revenues.

As is generally the case in the retail consumer goods industry, our customers do not provide us with firm, long-term volume purchase commitments. As a result of the absence of the long-term contracts, we could have periods during which we have no or only limited orders for our products, but we will continue to have to pay the costs to maintain our work force and service our indebtedness without the benefit of current revenues or with reduced revenues. We cannot assure that we will be able to timely find new customers to supplement periods where we experience no or limited purchase orders or that we can recover fixed costs as a result of experiencing reduced purchase orders. Periods of no or limited purchase orders for our products could have an adverse affect on our net income, cause us to incur losses or violate our bank covenants.

We are dependent on a relatively small number of significant customers and the loss of a significant customer or significant reduction in purchase volume by any such customer could have a material adverse affect on our revenues and net income.

A limited number of supermarket chains and food wholesalers account for a substantial portion of our revenues. Smart Balance’s ten largest customers accounted for approximately 63% of sales in 2008. Our customers typically purchase our products with standard purchase orders and, in general, are not bound by long-term contracts. There can be no assurance that our customers will continue their relationships with us. In addition, there is no assurance that our customers will not reduce our shelf space, continue to carry the same number of our products or shelve our new products. A significant reduction or loss in purchase volume from Wal-Mart Stores, Inc. or other major customers could have a material adverse effect on Smart Balance’s business, results of operations and financial condition.

We are dependent on third-party manufacturers, and the loss of a manufacturer or the inability of a manufacturer to fulfill our orders or to maintain the quality of our products could adversely affect our ability to make timely deliveries of product or result in product recalls.

Smart Balance does not own or operate any manufacturing facilities and is dependent on third parties for the manufacture of its products. We currently rely on and may continue to rely on two manufacturers to produce all of our spreads. If either of our two major manufacturers were unable or unwilling to produce our products in a timely manner or to produce sufficient quantities to support our growth, if any, we would have to identify and qualify new manufacturers. As we expand our operations, we may have to seek new manufacturers and suppliers or enter into new arrangements with existing ones. However, only a limited number of manufacturers may have the ability to produce a high volume of our products, and it could take a significant period of time to locate and qualify such alternative production sources. In addition, we may encounter difficulties or be unable to negotiate pricing or other terms as favorable as those we currently enjoy. There can be no assurance that we would be able to identify and qualify new manufacturers in a timely manner or that such manufacturers could allocate sufficient capacity in order to meet our requirements, which could adversely affect our ability to make timely deliveries of product. In addition, there can be no assurance that the capacity of our current manufacturers will be sufficient to fulfill our orders and any supply shortfall could materially and adversely affect our business, results of operations, and financial condition. Currently, some of our products are produced by a single third party source maintaining only one facility. The risks of interruption described above are exacerbated with respect to these single source, single facility manufacturers.

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

Our manufacturers are required to maintain the quality of our products and to comply with our codebook specifications and requirements for certain certifications. In addition, our manufacturers are required to comply with all federal, state and local laws with respect to food safety. There can be no assurance that our manufacturers will continue to produce products that are consistent with our standards or in compliance with applicable laws. We have occasionally received, and may from time to time receive, shipments of products that fail to conform to our standards. The failure of any manufacturer to produce products that conform to our standards could materially and adversely affect our reputation in the marketplace and result in product recalls, product liability claims and severe economic loss.

Changes in consumer preferences and discretionary spending may have a material adverse effect on our revenue, results of operations and financial condition.

The food processing industry in general and the functional food industry in particular are subject to changing consumer trends, demands and preferences. Trends within the functional food industry change often and our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced demand and price reductions, and could have a material adverse effect on our business, results of operations and financial condition. These changes might include consumer demand for new products or formulations that include health-promoting ingredients such as nutraceuticals. In 2008, we increased our prices on multiple occasions in order to maintain pace with the rising costs of commodities. There can be no assurance that these price increases will not result in a loss of customers. Our success depends, in part, on our ability to anticipate the tastes and dietary habits of consumers and to offer products that appeal to their preferences on a timely and affordable basis.

The Company’s performance may be adversely affected by economic and political conditions in the U.S.

The Company’s performance has been in the past and may continue in the future to be impacted by economic and political conditions in the United States. Such conditions and factors include changes in applicable laws and regulations, including changes in food and drug laws, accounting standards, taxation requirements and environmental laws. Other factors impacting our operations include recessionary conditions, the performance of businesses in hyperinflationary environments, terrorist acts and political unrest. Such changes could materially and adversely affect our financial results.

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

Deterioration in U.S. and global financial markets may have a material adverse impact on our third-party manufacturers, suppliers, distributors and customers, which could result in a material adverse effect on our revenue, results of operations and financial condition.

The recent unprecedented deterioration in the U.S. and global credit markets and the financial services industry may negatively impact us in several ways. For instance, market turmoil and tightening of credit, as well as the recent and dramatic decline in the housing market, has led to a lack of consumer confidence and widespread reduction of business activity generally. As a result, one or more of our manufacturers, suppliers, distributors and customers may be experiencing cash flow problems and, therefore, such manufacturers, suppliers, distributors and customers may be forced to reduce their output, shut down their operations or file for bankruptcy protection, which in some cases would make it difficult for us to continue production of certain products, reduce sales of our products or result in uncollectable accounts receivable. Financial difficulties or solvency problems at these manufacturers, suppliers and distributors could materially adversely affect their ability to supply us with products, which could disrupt our operations. It may be difficult to find a replacement for certain manufacturers, suppliers or distributors without significant delay or increase in cost.

We currently rely on two manufacturers to produce all of our spreads and one distributor to deliver a significant portion of our spreads. Our spreads manufacturers and single distributor cannot be quickly or inexpensively replaced by another manufacturer or distributor due to the limited number of available manufacturers and distributors that are capable of producing and transporting a high volume of our spreads products and potentially long lead times. Such risks of interruption described above are exacerbated with respect to the manufacturing and distribution of our spreads because of the small number of firms capable of replacing them in a timely fashion.

We do not expect that the difficult economic conditions are likely to improve significantly in the near future, and any continuation or worsening of the credit crisis, or even the fear of such a development, could intensify the adverse effects of these difficult market conditions. Any interruption with our manufacturing, supply chain or distribution for any reason (including but not limited to financial distress, natural disaster or production difficulties) could substantially adversely affect our financial condition and results of operations.

Fluctuations in various food and supply costs could adversely affect our operating results.

Our manufacturers obtain most of the key ingredients used in our products from third-party suppliers. As with most food products, the availability and cost of raw materials used in our products can be affected by a number of factors beyond our control, such as general economic conditions affecting growing decisions, weather conditions such as frosts, drought, and floods, and plant diseases, pests and other acts of nature. Because we do not control the production of raw materials, we are also subject to delays caused by interruption in production of materials based on conditions not within our control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions, natural disasters or other catastrophic events. There can be no assurance that our manufacturers will be able to obtain alternative sources of raw materials at favorable prices, or at all, if any of them experience supply shortages. In some instance, we enter into forward purchase commitments to hedge the costs of projected commodity requirements needed to produce our finished goods. These commitments are stated at a firm price, or as a discount or premium from a future commodity price and are placed with our manufacturers. There can be no assurance that our hedging commitments will result in having the lowest available cost for the commodities used in our products. The inability of our manufacturers to obtain adequate supplies of raw materials for our products at favorable prices, or at all, as a result of any of the foregoing factors or otherwise could cause an increase in our cost of sales and a corresponding decrease in gross margin, or cause our sales and earnings to fluctuate from period to period. Such fluctuations and decrease in gross margin could have a material adverse effect on our business, results of operations and financial condition.

Our advertising is regulated for accuracy, and if our advertising is determined to be false or misleading, we may face fines or sanctions.

Our advertising is subject to regulation by the Federal Trade Commission under the Federal Trade Commission Act, which prohibits dissemination of false or misleading advertising. In addition, the National Advertising Division of the Council of Better Business Bureaus, Inc., which we refer to as NAD, administers a self-regulatory program of the advertising industry to ensure truth and accuracy in national advertising. NAD both monitors national advertising and entertains inquiries and challenges from competing companies and consumers. Should our advertising be determined to be false or misleading, we may have to pay damages, withdraw our campaign and possibly face fines or sanctions, which could have a material adverse affect on our sales and operating results.

Adverse publicity or consumer concern regarding the safety and quality of food products or health concerns, whether with our products or for food products in the same food group as our products, may result in loss of sales.

We are highly dependent upon consumers’ perception of the safety, quality and possible dietary benefits of our products. As a result, substantial negative publicity concerning one or more of our products or other foods and beverages similar to or in the same food group as our products could lead to a loss of consumer confidence in our products, removal of our products from retailers’ shelves and reduced sales and prices of our products. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

If we conduct operations in a market segment that suffers a loss in consumer confidence as to the safety and quality of food and beverage products, our business could be adversely affected. The food industry has recently been subject to negative publicity concerning the health implications of genetically modified organisms, obesity, trans fatty acids, diacetyl, mad cow disease, avian flu and bacterial contamination, such as samonella. Developments in any of these areas including, but not limited to, a negative perception about our proprietary formulations, could cause our operating results to differ materially from expected results. Any of these events could harm our sales and our operating results, perhaps significantly.

Risks Related to the Food and Beverage Industries

Our business operations may be subject to numerous laws and governmental regulations, exposing us to potential claims and compliance costs that could adversely affect our operations.

Manufacturers and marketers of food and beverage products are subject to extensive regulation by the Food and Drug Administration, which we refer to as the FDA, the United States Department of Agriculture, which we refer to as the USDA, and other national, state and local authorities. For example, the Food, Drug and Cosmetic Act and its regulations govern, among other things, the manufacturing, composition and ingredients, packaging and safety of foods and beverages. Under this act, the FDA regulates manufacturing practices for foods and beverages through its current “good manufacturing practices” regulations, and imposes ingredient specifications and requirements for many foods and beverages. Additionally, the USDA has adopted regulations with respect to a national organic labeling and certification program. Food and beverage manufacturing facilities and products are also subject to periodic inspection by federal, state and local authorities. Any changes in laws and regulations applicable to food and beverage products could increase the cost of developing and distributing our products and otherwise increase the cost of conducting our business, which would adversely affect our financial condition. In addition, if we fail to comply with applicable laws and regulations, including future laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on our business, financial condition, results of operations or liquidity.

We may be subject to significant liability should the consumption of any of food or beverage products manufactured or marketed by us cause injury, illness or death. Regardless of whether such claims against us are valid, they may be expensive to defend and may generate negative publicity, both of which could adversely affect our operating results.

The sale of food and beverage products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties or product contamination or spoilage, including the presence of bacterial contamination, foreign objects, substances, chemicals, other agents or residues introduced during production processes. Although we believe that we and our manufacturers are in material compliance with all applicable laws and regulations, if the consumption of our products causes or is alleged to have caused an illness in the future, we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding an illness, injury or death could adversely affect our reputation with existing and potential customers and our corporate image and operating results. Moreover, claims or liabilities of this nature might not be covered by insurance or by any rights of indemnity or contribution that we may have. While we have product liability insurance coverage in amounts we believe to be adequate, we cannot be sure that claims or liabilities will be asserted for which adequate insurance will be available or that such claims or liabilities will not exceed the available amount of insurance coverage.

Our food or beverage products may also experience product tampering, contamination or spoilage or be mislabeled or otherwise damaged. Under certain circumstances a product recall could be initiated, leading to a material adverse effect on our reputation, operations and operating results. Recalls, though not mandated by the Food Drug and Cosmetic Act, may be required nonetheless to avoid seizures or civil or criminal litigation. Even if such a situation does not necessitate a recall, product liability claims could be asserted against us. A products liability judgment or a product recall involving us could have a material adverse effect on our business, financial condition, results of operations or liquidity.

We are also heavily dependent on our manufacturers for compliance with sound and lawful production of our products. Therefore, even if we have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our business, results of operations, liquidity, financial condition and brand image.

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

Retailers in the grocery industry charge slotting fees for access to shelf space and often enter into promotional and advertising arrangements with distributors and manufacturers that result in the sharing of promotional and advertising costs among the retailer, distributor and/or manufacturer. As the retail grocery industry has consolidated, retailers have sought greater participation by distributors and manufacturers in cooperative promotional and advertising arrangements, and are more inclined to pass on unanticipated increases in promotional and advertising costs to distributors and manufacturers. Additionally, retailers are exhibiting a greater willingness to take deductions for damaged, undelivered and unsold products or to return unsold products to distributors and manufacturers. The vast majority of distributors, including us, and manufacturers sell their food and beverage products to retailers without a right of return, however, the presence of only a small number of retailers may have the practical effect of requiring distributors and manufacturers to accept returns even if their policies do not obligate them to do so. If we are charged significant and unanticipated promotional allowances or advertising charges by retailers, or if our customers take substantial charge-backs or return material amounts of food or beverage products, our operating results and liquidity could be harmed substantially. Moreover, an unresolved disagreement with a retailer concerning promotional allowances, advertising charges, charge-backs or returns could significantly disrupt or cause the termination of a customer relationship, immediately reducing our sales and liquidity. Because of the limited number of retailers in the U.S. grocery market, the loss of even a single retailer could have a long-term negative impact on our financial condition and revenues.

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

As part of the merger with GFA, we obtained secured loans in the amount of $180 million, including a $20 million revolving credit facility. As of December 31, 2008, we have outstanding approximately $70 million of secured debt.

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

Our ability to pay interest and principal on the secured debt financing will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. In addition, due to the recent unprecedented deterioration in the U.S. and global credit markets and the financial services industry, our ability to pay interest and principal on the secured debt financing may depend on our customers’ financial stability and their ability to pay us for their purchases in a timely fashion, or at all. Any significant default or delay in our customers payments could result in our inability to pay interest and principal on the secured debt financing in a timely fashion.

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

As of December 31, 2008, we have outstanding approximately $70 million of secured debt. Any event of default could require the early repayment of the secured debt financing in whole or in part at a redemption premium together with accrued interest on the outstanding principal balance of the secured debt financing and any other applicable penalties, including a default interest rate. If, prior to the maturity date, we are required to repay the secured debt financing in full, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the secured debt financing, together with the applicable redemption premium and other applicable penalties, when required, our lenders could commence legal action against us to recover the amounts due. Any such action would be materially harmful to us and could require us to curtail or cease operations.

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

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding December 31, 2008 that remain unresolved.

Item 2. Properties

Our corporate headquarters are located at 115 West Century Road — Suite 260, Paramus, New Jersey 07652 and our telephone number is (201) 568-9300. Our corporate headquarters is leased with an approximate seven year life with two options to extend for additional five year terms. The initial term of the lease expires in May, 2015. The annual rental is approximately $468,000 for the first seven years.

We also have three lease agreements for the lease of a corporate office facility in Niwot, Colorado. The leases have an approximate five year life with the option to extend each lease for 36 months. The initial term of the lease expires in July, 2012. The annual rental expense is approximately $128,000 for the first five years.

Item 3. Legal Proceedings

In 2007, three parties filed Oppositions to European Patent No. 820,307 relating to increasing the HDL level and the HDL/LDL ratio in Human Serum by Balancing Saturated and Polyunsaturated Dietary Fatty Acids. We believe that neither this proceeding, nor its outcome, will have any adverse effect on our current business.

We are not a party to any other legal proceeding that we believe would have a material adverse effect on our business, results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity

Our common stock is listed on the Nasdaq Global Market under the symbol “SMBL”. Prior to August 1, 2007, our common stock was traded on the OTC Bulletin Board under the symbol “BDSB”.

On October 30, 2007, we called for redemption all of our outstanding public warrants to purchase common stock. As a result of the redemption of all of the public warrants, the public warrants and units (consisting of one public warrant and one share of common stock) ceased to be listed on the Nasdaq Global Market. In addition, on January 3, 2008, we forced the conversion of all of the outstanding Series A Convertible Preferred Stock into approximately 1.27 shares of common stock for each share of Series A Convertible Preferred Stock owned. The forced conversion resulted in an increase in the total number of shares of common stock outstanding by approximately 20 million shares.

The following table sets forth, for the calendar quarter indicated, the quarterly high and low sales prices of our common stock as quoted on the OTC Bulletin Board (for periods presented prior to August 1, 2007) and the Nasdaq Global Market (from August 1, 2007 to December 31, 2008).

	Common Stock
	High	Low
2007 First Quarter	$9.65	$8.13
2007 Second Quarter	$10.80	$9.15
2007 Third Quarter	$14.10	$6.75
2007 Fourth Quarter	$13.50	$10.50
2008 First Quarter	$11.25	$4.85
2008 Second Quarter	$9.45	$6.85
2008 Third Quarter	$8.22	$5.18
2008 Fourth Quarter	$7.52	$4.58

Holders

As of February 23, 2009, there were 31 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table displays equity compensation plan information as of December 31, 2008. For further information, see note 8 of “Notes to Consolidated Financial Statements.”

Equity Compensation Plan Information

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	10,670,000	$9.55	1,480,000
Equity compensation plans not approved by security holders*	1,375,000	8.84	0
Total	12,045,000	$9.47	1,480,000

*	Consists of stock options granted under the Company’s Amended and Restated Inducement Award Plan, which permits the Company to award stock options to individuals not previously an employee of the Company pursuant to Nasdaq Marketplace Rule 4350.

Item 6. Selected Historical Financial Information

The following is a summary of selected financial data of the Company for the period from May 31, 2005 (inception) to December 31, 2008, which should be read in conjunction with the audited financial statements of the Company and the notes thereto, including the description of the merger with GFA included in Note 2 and our change in accounting principle discussed in Note 15:

	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007(1)	Twelve Months Ended December 31, 2006	May 31, 2005 (Inception) to December 31, 2005
Net sales	$221,871,912	$111,038,295	$—	$—
Cost of goods sold	126,903,498	58,715,013	—	—
Gross profit	94,968,414	52,323,282	—	—
Operating expenses:
Marketing	33,286,061	15,118,184	—	—
Selling	17,671,462	12,268,066	—	—
General and administrative	38,317,244	17,931,109	—	—
Expenses settled with Founders’ stock	—	—	—	2,359,856
Performance based shares released from escrow	—	18,455,815	—	—
Formation and operating costs	—	—	1,924,602	109,554
Total operating expenses	89,274,767	63,773,174	1,924,602	2,469,410
Operating profit (loss)	5,693,647	(11,449,892)	(1,924,602)	(2,469,410)
Other income (expense):
Interest income	291,949	2,449,614	4,220,026	23,742
Interest expense	(9,049,019)	(9,677,881)	—	—
(Loss) gain on derivative liability	(5,132,231)	(45,556,199)	(15,266,445)	1,808,566
Other income (expense), net	(2,335,752)	(1,019,607)	—	—
Total other income (expense)	(16,225,053)	(53,804,073)	(11,046,419)	1,832,308
Loss before income taxes	(10,531,406)	(65,253,965)	(12,971,021)	(637,102)
Provision (benefit) for income taxes	(3,563,553)	(705,897)	808,140	—
Net loss	$(6,967,853)	$(64,548,068)	$(13,779,161)	$(637,102)
Less: Unpaid dividends on cumulative preferred stock	$—	$37,159,011	$—	$—
Net loss available for common shares	$(6,967,853)	$(101,707,079)	$(13,779,161)	$(637,102)
Net loss per share – basic and diluted	$(0.11)	$(4.12)	$(0.96)	$(0.16)
Weighted average shares outstanding – basic and diluted	62,523,742	24,667,344	14,355,945	4,025,031

(1)	The Company acquired GFA on May 21, 2007.

	December 31, 2008	December 31, 2007(1)	December 31, 2006	December 31, 2005
Balance sheet data:
Cash and cash equivalents	$5,492,330	$37,648,754	$569,142	$1,548,609
Investments held in trust – restricted	—	—	101,073,611	98,354,755
Other current assets	26,674,727	28,786,993	1,050,620	377,060
Property and equipment, net	4,300,642	1,805,331	—	—
Goodwill	374,885,923	374,885,923	—	—
Other intangible assets	155,223,243	159,645,634	—	—
Other non-current assets	1,958,736	3,594,387	3,590,790
Total assets	$568,535,601	$606,367,022	$106,284,163	$100,280,424
Current liabilities	$26,017,702	$21,390,568	$8,578,195	$4,489,516
Derivative liabilities	5,132,231	—	32,284,925	17,018,480
Long-term debt	69,504,174	119,504,174	—	—
Other liabilities	161,711	—	—	—
Deferred tax liability	46,268,286	53,293,528	—	—
Total liabilities	147,084,104	194,188,270	40,863,120	21,507,996
Common stock subject to possible conversion	—	—	19,661,116	19,661,116
Deferred interest income	—	—	432,623	—
Series A convertible preferred stock	—	175,657,474	—	—
Series A convertible preferred stock – par value	—	1,539	—	—
Common stock – par value	6,263	4,311	1,595	1,595
Additional paid in capital	507,377,418	315,479,759	59,741,972	59,746,819
Retained deficit	(85,932,184)	(78,964,331)	(14,416,263)	(637,102)
Total stockholders’ equity	421,451,497	412,178,752	45,327,304	59,111,312
Total liabilities and stockholders’ equity	$568,535,601	$606,367,022	$106,284,163	$100,280,424

(1)	The Company acquired GFA on May 21, 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations comparing the years ended December 31, 2008, 2007 and 2006. You should read this section together with consolidated financial statements including the notes to those financial statements for the periods mentioned above, which are included elsewhere in this report.

Company Overview

We are a consumer food products company that competes primarily in the retail branded food products industry and focuses on providing value-added, functional food products to consumers. Functional food is defined as a food or a food ingredient that has been shown to affect specific functions or systems in the body and may play an important role in disease prevention. We market buttery spreads, popcorn, peanut butter, cooking oil, mayonnaise and other products primarily under the Smart Balance® trademark. In the natural food channel, we sell similar natural and organic products under the trademark Earth Balance® trademark. Our trademarks are of material importance to our business and are protected by registration or other means in the United States and a number of international markets. Our buttery spreads business, marketed under Smart Balance®, Earth Balance®, SmartBeat® and Nucoa®, is by far the most developed product segment and accounted for approximately 75% of 2008 sales.

Our products are sold in all 50 states, with little international sales presence. We sell our products in mass merchandise, grocery, natural food and club stores throughout the U.S, with a majority of products sold through supermarket chains and food wholesalers. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 20% of consolidated net sales for the year ended December 31, 2008.

Approximately 73% of our sales utilize a proprietary licensed, patented technology that enhances good-to-bad cholesterol ratios, uses no hydrogenated or partially hydrogenated oils and has only trace amounts of trans fats. In 1996, Brandeis University licensed to GFA certain technology relating to the use of a balanced proportion of saturated and polyunsaturated fatty acids from one or more vegetable oil sources for incorporation in food products to increase HDL and HDL/LDL cholesterol ratio. Our agreement with Brandeis provides us with an exclusive license to a number of patents until April 7, 2015, at which time the patents will expire. We also have assignment of several patents with a number of our other products. In 2008 we entered into a long-term agreement with Brandeis to develop new technologies, which, if developed, provides us the option to use in our products. In addition, we have proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.

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

We outsource production of finished goods to third-party manufacturers. We do not own or operate any manufacturing facilities. Outsourcing is designed to allow us to enhance production flexibility and capacity, leverage working capital, and focus our energy and resources on marketing and sales, while substantially reducing capital expenditures and avoiding the complication of managing a production work force. Our buttery spreads are produced by two manufacturers, one of whom has multiple locations. Most of our other products are each supplied by a separate sole source. In the event of an interruption in supply, we believe we could arrange for additional suppliers to provide the affected products. While we believe our manufacturers have the capacity to fulfill our current production needs and are willing to increase capacity as we grow, we will monitor capacity, service and costs and will qualify alternative sources of supply as needed.

Our manufacturers supply our products at a price equal to the cost of ingredients and certain packaging plus a contracted toll charge. Except in unusual circumstances, we provide no raw materials to our manufacturers. However, we work with our manufacturers to source high quality ingredients at attractive pricing. The prices paid for raw materials used in our products generally reflect factors such as weather, commodity market fluctuations, currency fluctuations, tariffs, and the effects of governmental agricultural programs. Although the prices of raw materials can be expected to fluctuate as a result of these factors, we believe such raw materials to be in adequate supply and generally available from numerous sources. We also negotiate certain commodities and packaging costs directly with the suppliers. Manufacturers are required by contract to announce changes in ingredient prices in advance. Toll charges cannot be unilaterally increased by the manufacturers, however, some manufacturers are able to increase toll charges after giving us notice of the increase at least six months in advance. We bear all freight costs associated with shipping finished products.

We use third party distributors and a network of public warehouses to deliver product from our manufacturers to our customers. We rely primarily on one third party distributor to deliver all of our spreads and other refrigerated products. All freight costs associated with shipping finished products are borne by us.

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

Results of Operations

We acquired GFA, the Company’s wholly-owned subsidiary, on May 21, 2007. Prior to the completion of the merger on May 21, 2007, we were a blank check company with no operations. Accordingly, 2008 was our first full year of operations. As a result, the results of operations for 2008 do not provide a meaningful comparison with the prior periods because information for the year ended December 31, 2007 includes GFA beginning May 21, 2007. Information for the period prior to that date relates solely to the Company as a blank check company that had no operations. For a more meaningful comparison of our operations from period to period, refer to the section entitled Discussion of Results on an Operating Basis included below.

Results of Operations for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007 and for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

	Years Ended December 31,
(in millions except per share)	2008	2007	2006
Net Sales	$221.9	$111.0	$—
Cost of Goods Sold	126.9	58.7	—
Gross Profit	95.0	52.3	—
Operating Expenses	89.3	63.8	1.9
Operating Income (Loss)	5.7	(11.5)	(1.9)
Other Income (Expenses)	(16.2)	(53.7)	(11.1)
Loss before Income Taxes	(10.5)	(65.2)	(13.0)
Provision (Benefit) for Income Taxes	(3.6)	(0.7)	0.8
Net (Loss)	$(6.9)	$(64.5)	$(13.8)
Net (Loss) available to Common Shares	$(6.9)	$(101.7)	$(13.8)
Net (Loss) Per Common Available Share	$(0.11)	$(4.12)	$(0.96)

Net Sales:

Our net sales for the year ended December 31, 2008 was $221.9 million, which was our first full year of operations. For the year ended December 31, 2007 our net sales were $111.0 million, which only includes GFA sales made after the acquisition. We had no net sales in 2006 as we were a blank check company with no operations.

Cost of Goods Sold:

The cost of goods sold for the year ended December 31, 2008 was $126.9 million compared with $58.7 million for the period from May 21, 2007 to December 31, 2007, which only includes GFA cost of goods sold made after the acquisition. Gross profit, as a percentage of net sales, was 42.8% in 2008, compared to 47.1% in 2007. Significantly higher commodity costs in 2008 accounted for the decline in gross profit percentage since these costs could not be quickly recovered through price increases.

Operating Expenses:

Total operating expenses, which included selling, marketing and general and administrative expenses, for the year ended December 31, 2008 was $89.3 million compared with $63.8 million for the period from May 21, 2007 to December 31, 2007. The operating expenses for 2007 only include GFA expenses after the date of acquisition. Also included in operating expenses were approximately $14.9 million for 2008 and $6.7 million for 2007 of stock-based compensation expense, as determined under Statement of Financial Reporting Standard (SFAS) No. 123R. In addition, included in 2007 was the costs associated with the release from escrow of the founders’ shares ($18.5 million) after our common stock closed at or above $11.50 for twenty out of thirty trading days. For the year ended December 31, 2006, we had expenses related to the formation of the Company of $1.9 million.

Operating (Loss):

We had operating income of $5.7 million in 2008 compared with operating losses of $11.5 million and $1.9 million for the years ended December 31, 2007 and 2006, respectively, as a result of the items mentioned above.

Other Income (Expense):

We had other expenses of $16.2 million in 2008 compared with $53.8 million in 2007 and $11.1 million in 2006. Included in other expenses in 2008 was $5.1 of derivative losses related to the Company’s interest rate swap and net interest expense of $8.8 million. Included in the results for 2007 was a $45.6 million loss from derivative liabilities compared to a loss in the same period in 2006 of $15.3 million (see “Accounting for Warrants — Derivative Liability” located elsewhere in this Form 10-K). Net interest expense was $8.8 million in 2008 and $7.2 million in 2007, compared with interest income of $4.2 million in 2006. The increases in net interest expense in 2008 and 2007 were due to the secured debt financing incurred in connection with our acquisition of GFA whereas, in 2006, we had interest income from the investment of the IPO proceeds held in trust during 2006.

Income Taxes:

The provision for income taxes for the year ended December 31, 2008 was a benefit of $3.6 million or 33.8% of pre-tax loss. The provision for income taxes for the year ended December 31, 2007 was a benefit of $0.7 million compared with a provision of $0.8 million in year ended December 31, 2006. The provision or benefit is based on taxable income, which excludes the losses for derivatives, except for losses related to our interest rate swaps in 2008, and the expenses related to performance based founders’ shares released from escrow, which are not deductible for tax purposes.

Net (Loss):

Our net loss for the year ended December 31, 2008 was $7.0 million compared to a net loss for the year ended December 31, 2007 of $64.5 million and a loss of $13.8 million in the corresponding period in 2006.

Net (Loss) Available to Common Shares:

Our net loss available to common shares in 2008 was $7.0 million or $(0.11) per share. Our net loss available to common shares in 2007 was $101.7 million, which included a charge of $37.2 million for the accrual of dividends on Series A convertible preferred stock, and was $13.8 million in 2006. Under the terms of the Series A convertible preferred stock, the holders of such shares were entitled to at least three years of dividends compounded quarterly, which were payable in additional shares, in the event that we forced the conversion of the shares prior to three years after they were issued. On January 3, 2008, we forced the conversion of the Series A convertible preferred stock into common shares. Accordingly, we accrued the value of these shares to be distributed as the dividend earned at December 31, 2007. For both basic and diluted shares, our loss per common shares for 2007 was $4.12 compared with a loss in 2006 of $0.96.

Cash Flows

The following discussion includes the cash flows of GFA, our wholly-owned subsidiary, from May 21, 2007 through December 31, 2008. Prior to the completion of the merger, we were a blank check company with no operations. Accordingly, the cash flows for 2008 do not provide a meaningful comparison with the prior periods.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007 and for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Cash provided from operating activities in 2008 was $19.1 million compared to $0.7 million in 2007. This increase was largely due to lower working capital and a full year of operations in 2008 after deducting non-cash charges for stock based compensation of $14.9 million and derivative losses of $5.1 million.

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

In 2008, cash used for investing activities of $2.6 million was primarily for the purchase of software development costs and equipment. Cash used in investing activities totaled $388.1 million during the year ended December 31, 2007, which was primarily from our acquisition of GFA of $486.2 million less the decrease of cash held in trust of $101.1 million. In 2006, we had a net use of $2.7 million, which resulted from the purchase of treasury bills in excess of the proceeds received.

Cash used for financing activities was $48.7 million in 2008 primarily for the repayment of debt of $50.0 million related to the acquisition of GFA. Cash provided by financing activities was $424.4 million for the year ended December 31, 2007 compared to a use of $0.7 million for 2006. 2007 included the proceeds from the issuance of our common and preferred stock of $107.5 million and $138.5 million, respectively, and the issuance of debt of $160.0 million, all of which was issued in conjunction with our acquisition of GFA. In addition, in December 2007, we received $76.5 million from the exercise of public warrants, of which approximately $40 million was used to repay debt. For 2006, the payment of offering costs accounted for the use of cash.

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

We believe that cash flows generated from operations, existing cash and cash equivalents, and borrowing capacity under the revolving credit facility should be sufficient to finance working capital requirements for our business for the foreseeable future. As of December 31, 2008, $20 million was available for borrowing under our revolving credit facility. Developing and bringing to market other new brands and business opportunities may require additional outside funding, which may require us to seek out additional borrowing arrangements.

Secured Debt Financing:

In conjunction with the GFA merger, on May 21, 2007, the Company entered into a loan arrangement with Banc of America Securities LLC and Bank of America, N.A. for $180 million in secured debt financing consisting of: (1) a $140 million first lien facility comprised of a $120 million term loan and a $20 million revolver and (2) a second lien facility comprised of a $40 million term loan. The first lien facility is secured by a first lien on all of the Company’s assets and the second lien facility is secured by a second lien on all of the Company’s assets. Through December 31, 2008, the Company paid a total of $90.5 million, consisting of $60.5 million in principal on its first lien term loan and $30.0 million on its second lien debt. During the third quarter of 2007, the Company made two quarterly principal payment requirements of $300,000. During the fourth quarter of 2007, the Company received approximately $76.5 million from the redemption of its public warrants. The Company used $39.9 million of this amount to prepay the next eight quarterly principal payment requirements of $300,000 and applied the balance against principal on the first lien term loan. During the first quarter of 2008, the Company used $30.0 million of that amount to pay down the second lien debt. During the third and fourth quarters of 2008, the Company prepaid $5.0 million and $15.0 million, respectively, of the first lien debt, using primarily cash flows from operations. As a result of the prepayments, the Company wrote off approximately $1,450,000 of deferred financing costs, which is included in other income, net for the year ended December 31, 2008 and $1,174,936 for the year ended December 31, 2007.

The term loan of the first lien facility will mature on May 21, 2014 and the revolving loan under the first lien facility will mature on May 21, 2013. The term loan of the second lien facility will mature on November 18, 2014.

The interest rate on the first lien facility is LIBOR plus an applicable margin of 3.25% per annum beginning July 1, 2007. In accordance with a pricing grid based on the Company’s leverage ratio, the applicable margin was reduced to 3.00% per annum beginning March 28, 2008, which resulted in an interest rate of 4.47% at December 31, 2008. The interest rate on the second lien facility is LIBOR plus an applicable margin of 6.00% per annum, beginning July 1, 2007, which resulted in an interest rate at December 31, 2008 of 7.47%.

The Company uses interest rate swaps to effectively manage interest rate exposure by locking in the variable interest rate on our debt into a fixed rate of 5.05%. The Company recognizes the mark-to-market movement of the interest rate swap in income as the rate changes. Through December 31, 2008, the Company realized a non-cash loss of $5.1 million which represents the present value of the future quarterly interest payments, through the end of the swap agreement of September 30, 2010, based on the difference between the three month LIBOR floating interest at December 31, 2008 and the fixed interest rate of the debt of 5.05% on $80 million notional amount. At the end of each quarter, the Company makes or receives quarterly cash payments based on the actual difference between these two rates. At December 31, 2008, the Company has opted to let the notional amount of the interest rate swap exceed the amount of its debt by approximately $10.5 million assuming that the current interest rate environment would improve allowing the Company to pay off the quarterly swap requirements on more favorable terms.

There is no prepayment penalty for optional prepayments (see above) on the first lien facility and the following penalties for optional prepayments on the second lien facility: 2.00% premium if prepaid the first year; 1.00% premium if prepaid the second year; and no prepayment penalty thereafter. As a result of prepaying $30.0 million of the second lien facility, the Company paid a $0.6 million prepayment penalty, which is included in interest expense for the year ended December 31, 2008. Mandatory prepayments under the first lien facility include 50% of excess cash flow (as defined in the credit agreement) and 50% of all net cash proceeds from the issuance of additional equity interests by us. After the first lien facility is re-paid in full, the second lien facility requires mandatory prepayments, which include 50% of excess cash flow (as defined in the credit agreement) and 50% of all net cash proceeds from the issuance of additional equity interests by us. In addition, the term loan of the first lien facility is subject to quarterly amortization of principal with 1.00% of the initial aggregate advances under such loan to be payable in each of the first six years and the remainder of the initial aggregate advance to be payable in a balloon payment at maturity.

The first and second lien credit facilities can be accelerated upon the occurrence of certain events, including:

•	nonpayment of debt including interest and fees;
•	failure to perform or observe covenants;
•	cross defaults to other indebtedness exceeding $5.0 million;
•	bankruptcy and insolvency; and
•	certain other events.

The first lien credit facility requires that the Company:

•	maintain a ratio of Consolidated EBITDA (as defined in the first lien credit facility) to consolidated cash interest charges of at least 3.00 to 1;
•	a leverage ratio for all Company’s debt which restricts the Company from allowing its total debt to be greater than 3.25 times its Consolidated EBITDA(as defined in the first lien credit facility), stepping down to 2.25 to 1 on December 31, 2009; and
•	a leverage ratio which restricts the Company from allowing its first lien debt to be greater than 2.25 times its Consolidated EBITDA (as defined in the first lien credit facility), stepping down to 1.25 to 1 on December 31, 2009.

The second lien credit facility contains one financial covenant consisting of a leverage ratio for all debt which restricts the Company from allowing its total debt to be greater than 3.75 times its Consolidated EBITDA (as defined in the second lien credit facility), stepping down to 2.75 to 1 on December 31, 2009. The Company was in compliance with all of its debt covenants at December 31, 2008.

Under the terms of both credit facilities, the Company is precluded from reacquiring its own shares.

Long term debt as of December 31, 2008 is as follows:

First lien term loan	$59,504,174
Second lien term loan	10,000,000
Total Debt:	69,504,174
Less: Current maturities	—
Total long term debt	$69,504,174

The Company is required to pay the following amounts in each of the next four years:

2009	$—
2010	—
2011	—
2012	157,421
Thereafter	69,346,753
Total	$69,504,174

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of December 31, 2008 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods. We expect to fund other commitments primarily with operating cash flows generated in the normal course of business.

Contractual Obligations

	Total	Due in Less than 1 Year	Due 1 – 3 Years	Due 3 – 5 Years	More than 5 years
Building Leases(1)	$3,695,786	$559,349	$1,275,800	$1,132,476	$728,161
Oil and Peanuts Purchase Commitments(2)	38,621,982	38,621,982	—	—	—
Debt Obligations(3)	69,504,174	—	—	787,092	68,717,082
	$111,821,942	$39,181,331	$1,275,800	$1,919,568	$69,445,243

(1)	Includes: (i) a lease agreement for the lease of a corporate office facility located in Paramus, NJ with an approximate seven year life with the option to extend the lease for two additional five year terms, and (ii) three lease agreements for the lease of a corporate office facility located in Niwot, Colorado with an approximate five year life with the option to extend each lease for 36 months.
(2)	Forward purchase commitments for a portion of the Company’s projected requirement for peanuts and for palm, soy and canola oil. These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price. Based on the most recent prices the Company realized, these commitments would total approximately $38.6 million as of December 31, 2008. The commitments are expected to be liquidated by September 30, 2009.
(3)	For more information on our debt obligations, see the section entitled “Secured Debt Financing” located elsewhere in this report.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Discussion of Results on an Operating Basis

Our GAAP financial information includes the results of GFA from the date of the acquisition (May 21, 2007) and, therefore, is not necessarily comparable to the current year ended December 31, 2008 or for the prior period presented. Accordingly, the information below presents historical periods on an “operating basis,” which excludes the operating expenses of Smart Balance (parent company) prior to the acquisition of GFA and includes only the operating results of GFA in periods prior to the date of acquisition. The accompanying table reconciles those results to GAAP results. We believe that this presentation allows investors more useful information because it more closely reflects the performance and expenses of the operating entity in both the current and prior periods presented.

In order to provide a more meaningful comparison of operating performance with the current and prior period, we have removed certain items from the 2007 operating basis results set forth below. In 2007, the GAAP operating loss includes certain expenses (non-cash) related to the release of performance based shares from escrow, FAS 123R stock option expense and amortization that did not exist for GFA in prior periods. Furthermore, in 2006, operating loss for the parent company consisted largely of formation costs and other expenses incurred in seeking and evaluating potential business combinations. We have added these expenses back to the operating basis results below, as GFA incurred its own operating expenses for these periods, and the inclusion of the parent company’s expenses prior to the date of acquisition, which consisted primarily of formation expenses, make it difficult to compare operating results period to period. With the information as set forth below, we believe management and stockholders would not be able to determine whether or not sales, gross profit or operating income of the acquired business have improved in 2008 compared with prior periods. The operating basis results provided below are intended to assist the reader in comparing the operating performance of the GFA business we acquired, for the periods before and after the acquisition. However, they do not indicate what actual consolidated results would have been had we acquired GFA on January 1, 2006.

The operating basis results should not be viewed in isolation or as a substitution for GAAP results.

($ in millions)	GAAP Results Reported in Form 10-K	Add GFA Results Prior to Acquisition	Adjustments(1)	Operating Basis
		(unaudited)	(unaudited)	(unaudited)
Year Ended December 31, 2008
Net Sales	$221.9	$	$	$221.9
Gross Profit	95.0			95.0
% of Net Sales	42.8%			42.8%
Operating Income	5.7			5.7
Incremental expenses included in Operating Income:
Performance based shares released from escrow	—	—	—	—
FAS 123R Stock Option Expense	—	—	14.9	14.9
Amortization and Depreciation	—	—	4.5	4.5
Operating Income excluding Non-cash expenses and parent company pre-acquisition expenses	$5.7	$—	$19.4	$25.1
% of Net Sales				11.3%
Year Ended December 31, 2007
Net Sales	$111.0	$64.4	$0.1	$175.5
Gross Profit	52.3	31.7	(0.1)	84.1
% of Net Sales	47.1%	49.2%	—	47.9%
Operating Income (Loss)	(11.4)	12.7	1.1	2.4
Incremental expenses included in Operating Income (loss):
Performance based shares released from escrow	—	—	18.5	18.5
FAS 123R Stock Option Expense	—	—	6.7	6.7
Amortization and Depreciation	—	—	2.6	2.6
Operating Income (Loss) excluding Non-cash expenses and parent company pre-acquisition expenses	$(11.4)	$12.7	$28.9	$30.2
% of Net Sales				17.2%

($ in millions)	GAAP Results Reported in Form 10-K	Add GFA Results Prior to Acquisition	Adjustments(1)	Operating Basis
		(unaudited)	(unaudited)	(unaudited)
Year Ended December 31, 2006
Net Sales	$—	$137.4	$—	$137.4
Gross Profit	—	67.6	—	67.6
% of Net Sales	—	49.2%	—	49.2%
Operating Income (Loss) plus parent company pre-acquisition expenses	$(1.9)	$23.8	$1.9	$23.8
% of Net Sales				17.3%

(1)	To remove parent company pre-acquisition expenses from results prior to the acquisition date and to exclude incremental non-cash expenses of parent company after the date of acquisition. Parent company expenses incurred beginning May 21, 2007 remain included in operating basis results.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Sales.  Net sales increased 26.4% to $221.9 million in 2008 from $175.5 million in 2007. This increase was largely due to increased selling prices in most product categories and a 6.7% increase in case volume due to the introduction of Smart Balance® butter blend sticks, higher sales of cooking oil and sales of milk introduced in the Florida test market beginning in late 2007. Prices were increased in response to higher input costs. Prices in the core category of spreads were increased in February, June, and August. Selling prices were partially offset by an increase in coupon redemption costs and higher trade promotion spending.

Gross Profit.  Gross profit for 2008 increased $10.9 million to $95 million from $84.1 million in 2007. Gross profit as a percentage of net sales decreased to 42.8% in 2008 from 47.9% in 2007, as the rate of input costs increases were only partially offset by selling price increases.

Operating Income.  Operating income increased $3.3 million to $5.7 million in 2008 from $2.4 million in 2007 as the gain in gross profit was partially offset by increased marketing investments and higher selling and distribution expenses. General and administrative expenses decreased in 2008 versus 2007 due to an $18.5 million non-cash expense in 2007 related to the release of performance based shares from escrow. This impact was partially offset by increased non-cash FAS 123R Stock Option expense, non-cash amortization of trademarks and infrastructure costs from headcount increases.

Operating Income less Non-Cash Items.  Operating income less non-cash items decreased $5.1 million to $25.1 million in 2008 from $30.2 million in 2007 as the gain in gross profit was more than offset by a $7.2 million increase in general and administrative costs, including a $4.9 million increase in marketing investment and increases in selling and distribution costs. The increase in general and administrative costs reflect higher headcount and infrastructure costs during the first full year of operation since the acquisition of GFA.

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

Gross Profit.  Gross profit increased 24.4% to $84.1 million in 2007 from $67.6 million in 2006 due primarily to higher sales volume. Gross profit as a percentage of net sales decreased to 47.9% in 2007 from

49.2% in 2006, as higher input costs were only partially offset by selling price increases. Input costs increased in all major commodities used in our products, notably in oils (e.g. soybean, palm fruit, and canola), which represent approximately 40% of cost of goods sold.

Operating Income.  Operating income declined $21.4 million to $2.4 million in 2007 from $23.8 million in 2006 as the gain due to higher sales volume was offset by increased general and administrative expenses and marketing investments. General and administrative expenses increased $29.3 million primarily due to $6.7 million in non-cash FAS 123R Stock Option expense and $18.5 million non-cash expense related to the release of performance based shares from escrow, $2.5 million for non-cash amortization of trademarks and higher infrastructure costs.

Operating Income less Non-Cash Items.  Operating income less non-cash items increased $6.4 million to $30.2 million in 2007 from $23.8 million in 2006 as the gain due to higher sales volume was partially offset by increases in selling, marketing, and general and administrative costs, as well as the net unfavorable impact of pricing and input cost increases.

Supply, Availability and General Risk Conditions

We contract for significant amounts of soy, palm and canola oil products to support the needs of our brands. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. In addition, we contract for the manufacture of our products with several contract manufacturers. Two contract manufacturers produce nearly all of our Smart Balance® buttery spreads products. Each of those manufacturers produce approximately one-half of the total production and one uses multiple facilities to service the required volume. We are dependent on these manufacturers for the necessary production capacity in order for us to meet our customer demands.

Seasonality and Quarterly Results

Our business is subject to seasonal fluctuations. Historically, significant portions of net revenue and profits were, and may continue to be realized during the fourth quarter of our fiscal year, reflecting the holiday baking and cooking season in which several of our products are utilized. In addition, there are increased sales of these products during the Easter holiday season. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

Goodwill

Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that impairment may have occurred. The impairment analysis for goodwill included a comparison of our carrying value (including goodwill) to our estimated fair value. If the fair value does not exceed its carrying value, then an additional analysis is performed to allocate the fair value to all assets and liabilities as if it had been acquired in a business combination and the fair value was its purchase price. If the excess of the fair value of our identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference. We completed our impairment analysis at June 30, 2008 with estimated fair value greater than the carrying value of the recorded goodwill. At December 31, 2008, management reviewed the Company’s fair value compared with its carrying value and does not believe there are any indications of impairment, and thus, we have not recorded an impairment of goodwill. This review was required since during the second half of 2008 the Company’s market capitalization periodically fell below book value.

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

An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, and economic or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to our future cash flows. In each reporting period, we will also evaluate the remaining useful life of an intangible asset that is not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.

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

Interest Rate Swaps

We use interest rate swaps to cover exposure to changes in interest rates. We recognize changes in the fair value of interest rate swaps in earnings in the period when the change occurs.

Forward Purchase Commitments

We enter into forward purchase commitments of projected commodity requirements needed to produce our finished goods. These commitments are stated at a firm price, or as a discount or premium from a future commodity price and are placed with our manufacturers.

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

In early October 2007, we notified the warrant holders that the public warrants would be redeemed, effective December 3, 2007 unless exercised. Almost all of the public warrants were exercised with the Company receiving approximately $76.5 million of cash, which was used to pay down approximately $40 million of debt.

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

Share-Based Compensation Expense

In conjunction with the acquisition of GFA on May 21, 2007, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. For 2008, employee share-based compensation expense was $14.9 million.

Recently Issued Accounting Pronouncements

In June 2008, the Emerging Issues Tax Force (“EITF”) issued EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.” This EITF, which will become effective in the first quarter of 2009, will require that a company which has an instrument that is determined to be a derivative under this guidance to take an initial charge as an adjustment to opening retained earnings and thereafter reflect any adjustment in the market price through the income statement. The Company has made the determination that the adoption of EITF 07-5 will not have an impact on the Company.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS

No. 161 requires increased qualitative, quantitative and credit risk disclosures, but does not change the scope or accounting requirements of FASB No. 133. SFAS No. 161 is effective for financial statements issued and interim periods beginning after November 15, 2008. The Company is evaluating the impact of this amendment.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement — amendments of ARB No. 51.” SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The adoption of SFAS No. 160 will not have an impact on the Company’s financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks due primarily to changes in interest rates on our variable interest rate debt, which we hedge through the use of an interest rate swap which converts our variable interest rate into a fixed rate. During 2008, we recorded a charge for changes in the fair value of this swap instrument in the amount of $5.1 million. We did not designate this as a hedge as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

We purchase significant amounts of soy, palm and canola oil products to support the needs of our brands. The price and availability of these commodities directly impacts the results of operations and can be expected to impact the future results of operations. We do not engage in any hedging activities because we enter into agreements that qualify as normal purchases and sales in the normal course of business. Accordingly, the agreements do not qualify as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Based on the most recent prices for soy, palm and canola oil products, we would have commitments of $38.6 million.

In conjunction with the debt arrangements noted above, the Company entered into notional $80,000,000 of interest rate swaps on August 16, 2007 which are designed to fix the interest rate of the variable rate debt.

Under these swaps, the Company receives the difference between its fixed-rate interest payments and floating-rate payments based on LIBOR. The effect of this is to convert floating-rate interest expense based on LIBOR into fixed-rate interest expense. The arrangements settle on the last day of each calendar quarter. For the quarter ended December 31, 2008, the Company paid 5.05% and received 3.67% increasing interest expense by $263,349. At December 31, 2008, the cost to settle this agreement with the counterparty, based on the current interest rate markets at December 31, 2008 was $5.1 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of December 31, 2008, our Chief Executive Officer and Principal Financial and Accounting Officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer, chief operating officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Ehrhardt Keefe Steiner & Hottman PC, an independent registered public accounting firm, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting.

Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States. All internal control systems, no mater how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors, executive officers and corporate governance is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2009 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2009.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2009 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2009 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2009 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2009.

Item 14. Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2009 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2009.

PART IV

Item 15. Exhibits; Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules. Smart Balance’s 2008 financial statements, together with the report of Ehrhardt Keefe Steiner & Hottman PC are listed on the index preceding the financial statements at the end of this report.

(b) Exhibits.

Exhibit No.	Description
2.1.1	Agreement and Plan of Merger by and among Boulder Specialty Brands, Inc., BSB Acquisition Co., Inc., GFA Holdings, Inc., and Stockholders’ Representative dated as of September 25, 2006(1)
2.1.2	Letter Agreement dated as of February 15, 2007 between Boulder Specialty Brands, Inc., TSG4, L.P. (as shareholders’ representative), GFA Holdings, Inc., and BSB Acquisition Co., Inc. to amend the Merger Agreement(3)
4.1	Restated Certificate of Incorporation of Smart Balance, Inc.(5)
10.1	Promissory Note, dated June 21, 2005, issued to Stephen B. Hughes(2)
10.2	Promissory Note, dated June 21, 2005, issued to James E. Lewis(2)
10.3	Form of Registration Rights Agreement among Boulder Specialty Brands, Inc. and the Initial Stockholders(2)
10.4	Form of Founding Director Warrant Purchase Agreement among Boulder Specialty Brands, Inc., Messrs. Stephen B. Hughes and James E. Lewis, certain Directors of Boulder Specialty Brands, Inc. and a Senior Advisor(2)*
10.5	Form of Indemnity Agreement between Boulder Specialty Brands, Inc. and each of its directors and executive officers(2)*
10.6	Form of Non-Compete Agreement between Boulder Specialty Brands, Inc. and each of its officers and directors(2)*
10.7	Promissory Note dated February 15, 2007 executed by Boulder Specialty Brands, Inc. in favor of Stephen B. Hughes(3)
10.8	Securities Purchase Agreement between Boulder Specialty Brands, Inc. and certain investors dated as of September 25, 2006(1)
10.9	Letter Agreement dated as of February 15, 2007 between Boulder Specialty Brands, Inc. and certain investors to amend the Purchase Agreement(3)
10.10	First Lien Credit Agreement dated as of May 21, 2007 among BSB Acquisition Co., Inc., as borrower, Boulder Specialty Brands, Inc., as holdings, Bank of America, N.A., as administrative agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto and Banc of America Securities LLC, as sole lead arranger and sole book manager(5)
10.11	Second Lien Credit Agreement dated as of May 21, 2007 among BSB Acquisition Co., Inc., as borrower, Boulder Specialty Brands, Inc., as holdings, Bank of America, N.A., as administrative agent, and the other lenders party thereto and Banc of America Securities LLC, as sole lead arranger and sole book manager(5)
10.12	Form of Registration Rights Agreement between Boulder Specialty Brands, Inc. and certain investors(1)
10.13	Smart Balance, Inc. Stock and Awards Plan(4)*
10.14	Processing and Packaging Agreement dated as of January 7, 2003, by and between GFA Brands, Inc. and Creative Foods LLC(5)
10.15	License Agreement dated as of June 18, 1996, by and between Brandeis University and GFA Brands, Inc.(5)

Exhibit No.	Description
10.16	Manufacturing Agreement for Margarine and Spreads dated March 2, 2007 by and between GFA Brands, Inc. and Ventura Foods, LLC(5)
10.17	Form of Stock Option Award Agreement(5)*
10.18	Form of Change of Control Agreement(5)*
10.19	Amended and Restated Smart Balance, Inc. Inducement Award Plan(6)
10.20	Amended Form of Stock Option Agreement(7)*
10.21	Amended Form of Change of Control Agreement(7)*
18.1	Preferability Letter from Independent Public Accountants(8)
21.1	Subsidiaries
23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our current report on Form 8-K, filed with the SEC on September 27, 2007.
(2)	Incorporated by reference to our registration statement on Form S-1 or amendments thereto (File No. 333-126364).
(3)	Incorporated by reference to our current report on Form 8-K, filed with the SEC on February 16, 2007.
(4)	Incorporated by reference to our Definitive Proxy Statement filed with the SEC on April 27, 2007.
(5)	Incorporated by reference to our current report on Form 8-K filed with the SEC on May 25, 2007.
(6)	Incorporated by reference to our registration statement on Form S-8 or amendments thereto (File No. 333-156338).
(7)	Incorporated by reference to our current report on Form 8-K filed with the SEC on November 6, 2008.
(8)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on May 9, 2008.
*	Management remuneration contract.

ANNUAL REPORT INFORMATION

Executive Officers and Directors

Certain information regarding our directors and executive officers is provided below:

Name	Title
Stephen B. Hughes	Chairman of the Board, Chief Executive Officer and Director
Robert S. Gluck	Vice Chairman, Chief Operating Officer and Director
Alan S. Gever	Executive Vice President and Chief Financial Officer
John F. Konzelmann	Vice President, Controller and Principal Accounting Officer
Robert J. Gillespie	Director
William E. Hooper	Director
Gerald J. Laber	Director
James B. Leighton	Director
James E. Lewis	Director
Robert F. McCarthy	Director
Michael R. O’Brien	Director

Mr. Gillespie is a private investor and the principal of Westmount Investments, LLC. Mr. Hooper is an employee of the Company and the principal of a marketing consulting firm, Hooper Consulting LLC. Mr. Laber is a Certified Public Accountant and president of The Catholic Foundation in Denver, Colorado. Mr. Leighton is senior vice president of operations and supply chain management for Perdue Farms Incorporated. Mr. Lewis is a Certified Public Accountant and the chairman and CEO of Jeltex Holdings, LLC. Mr. McCarthy is a self-employed consultant and private investor. Mr. O’Brien is a consultant to and chairman emeritus of Catalina Marketing Corporation.

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

**********

The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 27th day of February, 2009.

SMART BALANCE, INC.
By: /s/ Stephen B. Hughes Stephen B. Hughes Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date
/s/ Stephen B. Hughes Stephen B. Hughes	Chairman and Chief Executive Officer, Director	February 27, 2009
/s/ Robert S. Gluck Robert S. Gluck	Vice Chairman and Chief Operating Officer, Director	February 27, 2009
/s/ Alan S. Gever Alan S. Gever	Executive Vice President and Chief Financial Officer	February 27, 2009
/s/ John F. Konzelmann John F. Konzelmann	Vice President, Controller and Principal Accounting Officer	February 27, 2009
/s/ James E. Lewis James E. Lewis	Director	February 27, 2009
/s/ Gerald J. Laber Gerald J. Laber	Director	February 27, 2009
/s/ Robert F. McCarthy Robert F. McCarthy	Director	February 27, 2009
/s/ James B. Leighton James B. Leighton	Director	February 27, 2009
/s/ Michael R. O’Brien Michael R. O’Brien	Director	February 27, 2009

SMART BALANCE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Smart Balance, Inc:

We have audited the accompanying consolidated balance sheets of Smart Balance, Inc and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report. Our responsibility is to express an opinion on these financial statements and the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smart Balance Inc, and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Smart Balance Inc, and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO Criteria.

/s/ Ehrhardt Keefe Steiner & Hottman PC

Denver, Colorado
February 27, 2009

SMART BALANCE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$5,492,330	$37,648,754
Accounts receivable, net of allowance of: 2008 – $256,100 and 2007 – $228,871	14,282,956	11,733,117
Accounts receivable – other	691,823	799,470
Inventories	9,322,093	7,202,198
Prepaid taxes	708,828	6,517,833
Prepaid expenses and other assets	1,018,927	1,454,866
Deferred tax asset	650,100	1,079,509
Total current assets	32,167,057	66,435,747
Property and equipment, net	4,300,642	1,805,331
Other assets:
Goodwill	374,885,923	374,885,923
Intangible assets, net	155,223,243	159,645,634
Deferred costs, net	1,737,220	3,519,412
Other assets	221,516	74,975
Total other assets	532,067,902	538,125,944
Total assets	$568,535,601	$606,367,022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$24,937,236	$20,355,419
Income taxes payable	1,080,466	1,035,149
Total current liabilities	26,017,702	21,390,568
Long term debt	69,504,174	119,504,174
Derivative liability	5,132,231	—
Deferred tax liability	46,268,286	53,293,528
Other liabilities	161,711	—
Total liabilities	147,084,104	194,188,270
Commitment and contingencies
Stockholders’ equity
Series A Convertible Preferred stock, $.0001 par value, 50,000,000 shares authorized; 15,388,889 issued and outstanding, liquidation preference, $175,659,013 (converted on January 3, 2008)	—	175,659,013
Common stock, $.0001 par value, 250,000,000 shares authorized; 62,630,683 (2008) and 43,113,863 (2007) issued and outstanding	6,263	4,311
Additional paid in capital	507,377,418	315,479,759
Retained deficit	(85,932,184)	(78,964,331)
Total stockholders’ equity	421,451,497	412,178,752
Total liabilities and stockholders’ equity	$568,535,601	$606,367,022

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net sales	$221,871,912	$111,038,295	$—
Cost of goods sold	126,903,498	58,715,013	—
Gross profit	94,968,414	52,323,282	—
Operating expenses:
Marketing	33,286,061	15,118,184	—
Selling	17,671,462	12,268,066	—
General and administrative	38,317,244	17,931,109	—
Performance based shares released from escrow	—	18,455,815	—
Formation and operating costs	—	—	1,924,602
Total operating expenses	89,274,767	63,773,174	1,924,602
Operating Income (loss)	5,693,647	(11,449,892)	(1,924,602)
Other income (expense):
Interest income	291,949	2,449,614	4,220,026
Interest expense	(9,049,019)	(9,677,881)	—
Loss on derivative liability	(5,132,231)	(45,556,199)	(15,266,445)
Other expense, net	(2,335,752)	(1,019,607)	—
Total other income (expense)	(16,225,053)	(53,804,073)	(11,046,419)
Loss before income taxes	(10,531,406)	(65,253,965)	(12,971,021)
(Benefit) provision for income taxes	(3,563,553)	(705,897)	808,140
Net loss	$(6,967,853)	$(64,548,068)	$(13,779,161)
Less: Unpaid dividends on convertible preferred stock	$—	$37,159,011	$—
Net loss available for common shares	$(6,967,853)	$(101,707,079)	$(13,779,161)
Net loss per share – basic and diluted	$(0.11)	$(4.12)	$(0.96)
Weighted average shares outstanding – basic and diluted	62,523,742	24,667,344	14,355,945

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash flows from operating activities
Net (loss)	$(6,967,853)	$(64,548,068)	$(13,779,161)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	6,279,127	4,023,543	—
Deferred income taxes	(6,595,836)	(2,767,763)	(555,283)
Accrued interest receivable in trust	—	—	(117,840)
Stock based compensation	14,895,940	6,689,477	—
Performance based shares released from escrow	—	18,455,815	—
Increase in derivative liabilities	5,132,231	45,556,199	15,266,445
Deferred interest income	—	(432,623)	432,623
Changes in assets and liabilities:
Accounts receivable	(2,549,839)	(619,994)	—
Inventories	(2,119,895)	(2,417,075)	—
Prepaid expenses and other current assets	6,352,591	(3,071,788)	(1,237)
Accounts payable and accrued expenses	4,642,305	(151,162)	1,173,673
Net cash provided by (used in) operating activities	19,068,771	716,561	2,419,220
Cash flows from investing activities
Purchase of GFA	—	(486,228,418)	—
Purchase of property and equipment	(2,920,405)	(1,744,002)	—
Purchase of intangible assets	—	(1,152,483)	—
Capitalization/recovery of legal fees	350,552	—	—
Proceeds from maturity of treasury bills – held in trust	—	—	698,691,157
Purchase of treasury bills – held in trust	—	—	(701,408,491)
(Increase) decrease in cash held in trust	—	101,073,611	(1,519)
Net cash (used in) investing activities	(2,569,853)	(388,051,292)	(2,718,853)
Cash flows from financing activities
Proceeds from issuance of long term debt	—	160,000,000	—
Repayment of debt	(50,000,000)	(40,495,826)	—
Proceeds from issuance of common stock	—	107,500,002	—
Proceeds from issuance of preferred stock	—	138,500,001	—
Proceeds from sale of warrants	—	76,515,668	—
Payments for offering and loan costs	—	(17,399,226)	(811,441)
Proceeds from (repayment of) advances from stockholders	—	(206,276)	131,607
Proceeds from stock-related legal settlement	1,344,658	—	—
Net cash provided by (used in) financing activities	(48,655,342)	424,414,343	(679,834)
Net increase (decrease) in cash for the period	(32,156,424)	37,079,612	(979,467)
Cash – Beginning of period	37,648,754	569,142	1,548,609
Cash – End of period	$5,492,330	$37,648,754	$569,142
Supplemental disclosure of cash flow information:
Accrual of deferred acquisition costs	$—	$—	$3,163,628
Accrued dividend on Series A preferred stock	$—	$37,159,011	$—
Cash paid during the year for:
Income taxes, net of refunds	$(2,031,678)	$4,583,244	$1,020,000
Interest	$8,112,461	$9,214,891	$—

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2008, 2007 and 2006

	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	—	$—	15,951,050	$1,595	$59,746,819	$(637,102)	$59,111,312
Issuance costs					(4,847)		(4,847)
Net loss for the year						(13,779,161)	(13,779,161)
Balance at December 31, 2006	—	—	15,951,050	1,595	59,741,972	(14,416,263)	45,327,304
Issuance of Series A convertible preferred shares	15,388,899	138,500,002					138,500,002
Issuance of common stock			14,410,188	1,441	107,498,561		107,500,002
Proceeds from public warrants			12,752,625	1,275	76,514,393		76,515,668
Stock compensation expense					6,689,477		6,689,477
Conversion of common stock held in escrow					19,661,116		19,661,116
Equity issuance costs					(13,763,685)		(13,763,685)
Performance based shares released from escrow					18,455,815		18,455,815
Reclassification of derivative liability on warrants to equity					77,841,121		77,841,121
Accrued dividend on convertible preferred stock		37,159,011			(37,159,011)		—
Net loss						(64,548,068)	(64,548,068)
Balance at December 31, 2007	15,388,899	175,659,013	43,113,863	4,311	315,479,759	(78,964,331)	412,178,752
Conversion of preferred stock	(15,388,899)	(175,659,013)	19,516,820	1,952	175,657,061		—
Stock compensation expense					14,895,940		14,895,940
Legal settlement, net of tax					1,344,658		1,344,658
Net loss						(6,967,853)	(6,967,853)
Balance at December 31, 2008	—	$—	62,630,683	$6,263	$507,377,418	$(85,932,184)	$421,451,497

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

	Year Ended December 31, 2007 Pro Forma	Year Ended December 31, 2006 Pro Forma
	(unaudited)	(unaudited)
Net sales	$175,562,021	$137,404,155
Operating income (loss)	(853,895)	16,654,428
Net (loss)	(57,940,049)	(16,807,668)
Less: Unpaid dividends on cumulative preferred shares	37,159,011	37,159,011
Net (loss) available for EPS	(95,099,060)	(53,966,679)
(Loss) per share	$(3.15)	$(1.88)
Weighted average shares outstanding	30,194,539	28,766,133

3. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2008 and 2007, the Company did not have any cash equivalents.

SMART BALANCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies  – (continued)

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowances for cash discounts and doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Bad debt expense was not material to the Company for the years ended December 31, 2008 and 2007, Recoveries of receivables previously written off are recorded when received. The Company does not charge interest on past due receivables.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of finished goods.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance of these assets may not be recoverable. When deemed necessary, the Company completes this evaluation by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of amortizable long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values.

Goodwill

Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that impairment may have occurred. The impairment analysis for goodwill included a comparison of the Company’s carrying value (including goodwill) to the Company’s estimated fair value. If the fair value of the Company does not exceed its carrying value, then an additional analysis is performed to allocate the fair value to all assets and liabilities as if it had been acquired in a business combination and the fair value was its purchase price. If the excess of the fair value of the Company over the fair value of its identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference. The Company completed an impairment analysis at June 30, 2008 with estimated fair value greater than the carrying value of the recorded goodwill. At December 31, 2008, management reviewed the Company’s fair value compared with its carrying value and does not believe there are any indications of impairment, and thus, the Company has not recorded an impairment of goodwill. This review was required since during the second half of 2008 the Company’s market capitalization periodically fell below book value.

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

The Company generally expenses legal and related costs incurred in defending or protecting its intellectual property unless it can be established that such costs have added economic value to the business enterprise, in which case the Company capitalizes the costs incurred as part of intangible assets. The primary consideration in making the determination of whether to capitalize the costs is whether the Company can prove that it has been successful in defending itself against such intellectual property challenges. The second consideration for capitalization is whether such costs have, in fact, increased the economic value of the Company’s intellectual property. Legal defense costs that do not meet the considerations described above will be expensed as incurred. Recovery of legal expenses as part of a settlement agreement will be recorded as a reduction of capitalized legal fees with any excess recorded as income. During 2007, the Company capitalized approximately $1.2 million of legal defense costs. These costs related to a challenge to the use of the Smart Balance trademark for new product lines which the Company successfully defended. The successful defense should expand the Company’s potential profitability.

Shipping and Handling Costs

Shipping and handling costs to external customers for 2008 and from May 21, 2007 (inception) to December 31, 2007 was approximately $12,772,518 and $7,051,434, respectively, and was included in selling expense. On a pro forma basis, shipping and handling cost for the years ended December 31, 2007 and 2006 were $11,197,782 and $9,390,087, respectively.

Deferred Costs

Costs related to the acquisition of GFA were deferred through the date of acquisition and then capitalized as part of purchase price. These costs included, principally, accounting fees, legal fees and other fees, which were allocated to the purchase price; private placement fees and deferred offering costs. Deferred offering costs related to the private placement were recorded as a reduction of equity upon the completion of the merger transaction. Deferred loan costs associated with the secured debt financing are being amortized over the life of debt, using the effective interest method.

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

SMART BALANCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies  – (continued)

Warrants – Derivative Liability

Common Stock Units:

On December 21, 2005, the Company consummated its initial public offering of 12,760,840 units. Each unit consists of one share of common stock and one redeemable common stock purchase warrant (which we refer to as public warrants). Each public warrant entitled the holder to purchase from the Company one share of its common stock at an exercise price of $6.00. In addition, certain initial shareholders of the Company purchased 1,000,000 warrants for $1.70 per warrant with an exercise price of $6.00 per share, which we refer to as the founding director warrants.

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

The Company forced the conversion of the Series A convertible preferred stock into common stock, on January 3, 2008. As a result of this conversion, the Series A warrants are no longer exercisable.

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

	Year Ended December 31,
	2008	2007
Stock options excluded due to option price being greater than market value	11,327,000	485,000
Stock options excluded due to anti-dilution	717,500	8,312,500
Founding director warrants excluded due to anti-dilution	1,000,000	1,000,000

Segments

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” requires segment information to be prepared using the “management” approach. The management approach is based on the method that management organizes the segments within the Company for making operating decisions and assessing performance. The Company evaluates all products, makes operating decisions and performance assessments based on a total company approach and therefore considers itself as having only one segment. The Company’s buttery spreads business, marketed under Smart Balance®, Earth Balance®, SmartBeat® and Nucoa®, is by far the most developed product segment and accounted for approximately 75% of 2008 sales.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short term trade receivables, payables and note payables. The carrying value of cash and cash equivalents and short term receivables and payables approximate fair value because of their short maturities. The Company’s note payable is determined by quoted market prices that are reset every three months and, therefore, approximates fair value. At December 31, 2008, the Company used the income approach to determine the fair value of the interest rate swap utilizing the present value techniques and recorded $5,132,231 as a non-current liability with an increase to interest expense. The fair value measurement used to determine this amount was based on SFAS 157, “Fair Value Measurements”, which requires a three-tier fair value hierarchy that prioritizes inputs to measure fair value. These tiers include: Level 1, defined as inputs, such as unadjusted quoted prices in an active market for identical assets or liabilities; Level 2, defined as inputs other than quoted market prices in active markets that are either directly or indirectly observable; or Level 3, defined as unobservable inputs for use when little or no market value exists therefore requiring an entity to develop its own assumptions. The Company used Level 2 inputs to measure fair value at December 31, 2008.

SMART BALANCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies  – (continued)

Research and Development

Research and development expenses are charged to the Consolidated Statement of Operations when incurred and amounted to $255,697 for 2008 and $64,385 from May 21, 2007 (inception) to December 31, 2007. On a pro forma basis, research and development expenses for the years ended December 31, 2007 and 2006, were $93,822 and $85,075, respectively.

Derivative Instruments

The primary risks managed by derivative instruments are exposure to changes in interest rate. The Company accounts for its derivative instruments under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the Consolidated Balance Sheet at fair value.

In accordance with SFAS No. 133, on the date on which the Company enters into a derivative, it is determined whether or not to designate the derivative as a hedge. The Company currently has one interest rate swap outstanding that is not designated as a hedge, and thus, recognizes the change in fair value through earnings currently. Although the interest rate swap is not considered a hedge under the guidance of SFAS 133, they are believed to be hedges of the underlying economic exposure. The change in fair value is included in interest expense on the consolidated statement of operations.

Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2008, no valuation allowances were recorded. For the years ended December 31, 2008, 2007 and 2006, the effective tax rate was higher than the statutory tax rate primarily due to the effect of the change in derivative liabilities since such losses are not deductible for income tax purposes.

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

Advertising

Advertising costs are charged to operations (selling, general and administrative expenses) when incurred and amounted to $21,518,960 for 2008 and $12,063,028 for the period from May 21, 2007 (inception) to December 31, 2007. On a pro forma basis, advertising costs for the years ended December 31, 2007 and 2006 were $22,009,890 and $20,499,312, respectively.

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

SMART BALANCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies  – (continued)

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short term investments and trade receivables. The Company maintains the majority of its cash and cash equivalents in the form of demand deposits with financial institutions that management believes are creditworthy. At December 31, 2008, the cash balances in these institutions exceeded federally insured amounts. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base. The Company does have one customer that accounted for approximately 20% of sales for 2008. The aggregate accounts receivable from this customer amounted to approximately 16% of the accounts receivable balance outstanding at December 31, 2008. The Company also has one product cateogory, “spreads” which accounts for 75% of total revenue and 73% of its revenues came from a license from Brandeis University.

Recently Issued Accounting Pronouncements

In June 2008, the Emerging Issues Tax Force (“EITF”) issued EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.” This EITF, which will become effective in the first quarter of 2009 will require that a company which has an instrument that is determined to be a derivative under this guidance to take an initial charge as an adjustment to opening retained earnings and thereafter reflect any adjustment in the market price through the income statement. The Company has made the determination that the adoption of EITF 07-5 will not have an impact on the Company.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires increased qualitative, quantitative and credit risk disclosures, but does not change the scope or accounting requirements of FASB No. 133. SFAS No. 161 is effective for financial statements issued and interim periods beginning after November 15, 2008. The Company is evaluating the impact of this amendment.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement — amendments of ARB No. 51.” SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The adoption of SFAS No. 160 will not have an impact on the Company’s financial statements.

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

4. Property and Equipment

Property and equipment consist of the following:

	December 31, 2008	December 31, 2007
Software development costs	$3,197,872	$701,249
Equipment	394,089	227,473
Furniture and fixtures	849,471	653,933
Leasehold improvements	331,873	270,245
Gross assets	4,773,305	1,852,900
Less: Accumulated depreciation	(472,663)	(47,569)
Property and equipment, net	$4,300,642	$1,805,331

Depreciation expense for the years ended December 31, 2008 and December 31, 2007 were $425,094 and $47,569, respectively.

5. Intangible Assets

The following is a summary of intangible assets and goodwill as of December 31, 2008 and 2007:

	Gross Carrying Amount	Accumulated Amortization	Adjustments	Net Carrying Value
Patent technology	$40,000,000	$6,465,753	$—	$33,534,247
Supply relationship	1,000,000	112,935	—	887,065
Trademarks	121,152,483	—	(350,552)	120,801,931
Goodwill	374,885,923	—	—	374,885,923
December 31, 2008	$537,038,406	$6,578,688	$(350,552)	$530,109,166

	Gross Carrying Amount	Accumulated Amortization	Adjustments	Net Carrying Value
Patent technology	$40,000,000	$2,465,753	$—	$37,534,247
Supply relationship	1,000,000	41,096	—	958,904
Trademarks	121,152,483	—	—	121,152,483
Goodwill	374,885,923	—	—	374,885,923
December 31, 2007	$537,038,406	$2,506,849	$—	$534,531,557

Adjustments to trademarks relate to a legal settlement received of $367,215 and serve to reduce related costs previously capitalized. Additional spending of $16,663 during the period accounted for the difference. The amortization expense for the next five years is approximately $4.1 million in each year.

SMART BALANCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2008	December 31, 2007
Accounts payable	$16,971,060	$17,866,526
Accrued expenses	7,966,176	2,488,893
Total	$24,937,236	$20,355,419

7. Long Term Debt

In conjunction with the GFA merger, on May 21, 2007, the Company entered into a loan arrangement with Banc of America Securities LLC and Bank of America, N.A. for $180 million in secured debt financing consisting of: (1) a $140 million first lien facility comprised of a $120 million term loan and a $20 million revolver and (2) a second lien facility comprised of a $40 million term loan. The first lien facility is secured by a first lien on all of the Company’s assets and the second lien facility is secured by a second lien on all of the Company’s assets. Through December 31, 2008, the Company paid a total of $90.5 million, consisting of $60.5 million in principal on its first lien term loan and $30.0 million on its second lien debt. During the third quarter of 2007, the Company made two quarterly principal payment requirements of $300,000. During the fourth quarter of 2007, the Company received approximately $76.5 million from the redemption of its public warrants (see note 3). The Company used $39.9 million of this amount to prepay the next eight quarterly principal payment requirements of $300,000 and applied the balance against principal on the first lien term loan. During the first quarter of 2008, the Company used $30.0 million of that amount to pay down the second lien debt. During the third and fourth quarters of 2008, the Company prepaid $5.0 million and $15.0 million, respectively, of the first lien debt, using primarily cash flows from operations. As a result of the prepayments, the Company wrote off approximately $1,450,000 of deferred financing costs, which is included in other income, net for the year ended December 31, 2008 and $1,174,936 for the year ended December 31, 2007.

The term loan of the first lien facility will mature on May 21, 2014 and the revolving loan under the first lien facility will mature on May 21, 2013. The term loan of the second lien facility will mature on November 18, 2014.

The interest rate on the first lien facility is LIBOR plus an applicable margin of 3.25% per annum beginning July 1, 2007. In accordance with a pricing grid based on the Company’s leverage ratio, the applicable margin was reduced to 3.00% per annum beginning March 28, 2008, which resulted in an interest rate of 4.47% at December 31, 2008. The interest rate on the second lien facility is LIBOR plus an applicable margin of 6.00% per annum, beginning July 1, 2007, which resulted in an interest rate at December 31, 2008 of 7.47%.

The Company uses interest rate swaps to effectively manage interest rate exposure by locking in the variable interest rate on our debt into a fixed rate of 5.05%. The Company recognizes the mark-to-market movement of the interest rate swap in income as the rate changes. Through December 31, 2008, the Company realized a non-cash loss of $5.1 million which represents the present value of the future quarterly interest payments, through the end of the swap agreement of September 30, 2010, based on the difference between the three month LIBOR floating interest at December 31, 2008 and the fixed interest rate of the debt of 5.05% on $80 million notional amount. At the end of each quarter, the Company makes or receives quarterly cash payments based on the actual difference between these two rates. At December 31, 2008, the Company has opted to let the notional amount of the interest rate swap exceed the amount of its debt by approximately $10.5 million assuming that the current interest rate environment would improve allowing the Company to pay off the quarterly swap requirements on more favorable terms.

SMART BALANCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long Term Debt  – (continued)

There is no prepayment penalty for optional prepayments (see above) on the first lien facility and the following penalties for optional prepayments on the second lien facility: 2.00% premium if prepaid the first year; 1.00% premium if prepaid the second year; and no prepayment penalty thereafter. As a result of prepaying $30.0 million of the second lien facility, the Company paid a $0.6 million prepayment penalty, which is included in interest expense for the year ended December 31, 2008. Mandatory prepayments under the first lien facility include 50% of excess cash flow (as defined in the credit agreement) and 50% of all net cash proceeds from the issuance of additional equity interests by us. After the first lien facility is re-paid in full, the second lien facility requires mandatory prepayments, which include 50% of excess cash flow (as defined in the credit agreement) and 50% of all net cash proceeds from the issuance of additional equity interests by us. In addition, the term loan of the first lien facility is subject to quarterly amortization of principal with 1.00% of the initial aggregate advances under such loan to be payable in each of the first six years and the remainder of the initial aggregate advance to be payable in a balloon payment at maturity.

The first and second lien credit facilities can be accelerated upon the occurrence of certain events, including:

•	nonpayment of debt including interest and fees;
•	failure to perform or observe covenants;
•	cross defaults to other indebtedness exceeding $5.0 million;
•	bankruptcy and insolvency; and
•	certain other events.

The first lien credit facility requires that the Company:

•	maintain a ratio of Consolidated EBITDA (as defined in the first lien credit facility) to consolidated cash interest charges of at least 3.00 to 1;
•	a leverage ratio for all Company’s debt which restricts the Company from allowing its total debt to be greater than 3.25 times its Consolidated EBITDA(as defined in the first lien credit facility), stepping down to 2.25 to 1 on December 31, 2009; and
•	a leverage ratio which restricts the Company from allowing its first lien debt to be greater than 2.25 times its Consolidated EBITDA (as defined in the first lien credit facility), stepping down to 1.25 to 1 on December 31, 2009.

The second lien credit facility contains one financial covenant consisting of a leverage ratio for all debt which restricts the Company from allowing its total debt to be greater than 3.75 times its Consolidated EBITDA (as defined in the second lien credit facility), stepping down to 2.75 to 1 on December 31, 2009. The Company was in compliance with all of its debt covenants at December 31, 2008.

Under the terms of both credit facilities, the Company is precluded from reacquiring its own shares.

Long term debt as of December 31, 2008 is as follows:

First lien term loan	$59,504,174
Second lien term loan	10,000,000
Total Debt:	69,504,174
Less: Current maturities	—
Total long term debt	$69,504,174

SMART BALANCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long Term Debt  – (continued)

The Company is required to pay the following amounts in each of the next four years:

2009	$—
2010	—
2011	—
2012	157,421
Thereafter	$69,346,753
Total	69,504,174

8. Stock-Based Compensation

On October 19, 2006, the compensation committee of the board of directors unanimously approved the Company’s Stock and Awards Plan, which we refer to as the stock plan, and directed it be submitted to the stock holders for approval. During a special stockholders meeting on May 17, 2007, the stock plan was approved, pursuant to which the Company reserved up to 9,650,000 shares of common stock for issuance to its officers, directors, employees and consultants. On May 21, 2008, the Company, after a shareholder meeting and vote, amended the stock plan to increase the number of shares available for award to a total of 12,150,000. During 2007, the Company granted options to purchase 8,797,500 shares of stock under the stock plan. During the twelve months ended December 31, 2008, the Company granted options to purchase 2,062,500 shares of stock under the stock plan.

During the first quarter of 2008, the compensation committee and sub-committee of the compensation committee approved the issuance of up to 1,375,000 inducement stock options grants to new employees outside of the Company’s stock plan pursuant to NASDAQ Marketplace Rule 4350. During the twelve months ended December 31, 2008, the Company issued all of the 1,375,000 inducement grant stock options to new employees.

The Company has two types of stock options, traditional service-based with a four year graded (25% vest each year) vesting and market condition-based stock options which vest when the underlying stock prices reaches either $16.75 and $20.25, respectively, and remains there for 20 out of 30 consecutive trading days. Stock options are granted to recipients at exercise prices equal to the fair market value of the Company’s stock at the dates of grant and can consist solely of the service-based options or market conditions-based options or a can consist of a combination of both types of options. Stock options granted to employees have a term of 10 years. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period, or as determined by the Monte Carlo valuation model.

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Shares at December 31, 2006	—	—	—
Options granted	8,797,500	$9.88	7.79
Options exercised	—	—	—
Options canceled/forfeited	—	—	—
Shares at December 31, 2007	8,797,500	9.88	7.79
Options granted	3,437,500	8.39	7.65
Options exercised	—	—	—
Options canceled/forfeited	(190,000)	10.03	7.45
Shares at December 31, 2008	12,045,000	$9.47	7.03

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

Pre-tax stock-based compensation expense included in reported net income is as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Service period-based	$6,855,869	$3,031,911
Market price-based $16.75	4,617,248	2,099,688
Market price-based $20.25	3,422,823	1,557,878
Total	$14,895,940	$6,689,477

For the traditional service-based stock options, the Company estimated the fair value, as of the date of grant, using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.53% – 4.67%, expected life 7 years for the service-based options and 10 years for the market price-based options, no dividends and volatility of 35.9%-37.91%. The cost of the service-based stock options is being amortized over a four year estimated vesting period. In the case of the market price-based stock options, the Company used the Monte Carlo valuation model and the same assumptions noted above. The Company recognizes compensation expense for the market price-based options over the estimated vesting period, which has been determined to be 2.75 – 4.82 years and 3.68-5.53 years for the $16.75 and $20.25 awards, respectively.

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

Certain stockholders, five of whom are directors and one senior advisor, purchased an aggregate of 1,000,000 warrants concurrently with the closing of the Company’s initial public offering at a price of $1.70 per warrant from the Company. The warrants are exercisable into common stock at $6.00 per share.

10. Interest Rate Derivatives

In conjunction with the variable-rate debt arrangements noted above, the Company entered into notional $80,000,000 of interest rate swap agreement on August 16, 2007 which is designed to provide a constant interest rate on the variable rate debt. The swap agreement expires on September 30, 2010. Under this swap agreement, the Company receives the difference between its fixed-rate interest payments and floating-rate payments based on LIBOR. The effect of this is to convert floating-rate interest expense based on LIBOR into fixed-rate interest expense. The arrangements require a cash payment for the quarterly difference between these two rates on the last day of each calendar quarter. For the quarter ended December 31, 2008, the Company paid 5.05% and received 3.76% with the cost increasing interest expense by $263,349. At December 31, 2008, the cost to settle this agreement with the counterparty based on the current interest rate markets at

SMART BALANCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Interest Rate Derivatives  – (continued)

December 31, 2008 was $5,132,231. As of December 31, 2008, $10,495,826 of interest rate swaps did not have an underlying notional amount of debt exposure.

11. License

A substantial portion of the Company’s business is dependent on its exclusive license of certain technology from Brandeis University. This license agreement, dated June 1996, imposes certain obligations upon the Company, such as diligently pursuing the development of commercial products under the licensed technology. The agreement for each country expires at the end of the term of each patent in such country and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that the Company has failed to meet its obligations under the license agreement, Brandeis could seek to limit or terminate the Company’s license rights. Royalties earned by Brandeis in 2008 was approximately $943,900 and from the date of our initial business combination (May 21, 2007) until December 31, 2007 were approximately $551,800.

12. Income Taxes

The components of the Company’s income tax provision (benefit) for the years ended December 31, 2008, 2007 and 2006 are of the following:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Income tax provision (benefit):
Current taxes:
Federal	$2,473,700	$2,205,668	$1,195,120
State	558,583	(143,802)	168,303
	3,032,283	2,061,866	1,363,423
Deferred taxes:
Federal	$(6,025,638)	$(2,676,515)	$(510,846)
State	(570,198)	(91,248)	(44,437)
	(6,595,836)	(2,767,763)	(555,283)
(Benefit) Provision for income taxes	$(3,563,553)	$(705,897)	$808,140

The reconciliation of the provision for income taxes based on the U.S. federal statutory income tax rate to our provision for income taxes was as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Expected federal statutory taxes at 34%	$(3,685,992)	$(22,186,348)	$(4,410,147)
Performance based shares released from escrow	—	6,274,977	—
Derivative liabilities	—	15,489,107	5,190,591
Valuation allowance	—	—	—
Other	122,439	(283,633)	27,696
(Benefit) Provision for income taxes	$(3,563,553)	$(705,897)	$808,140

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

	December 31, 2008	December 31, 2007
Deferred tax assets:
Derivative liabilities	$2,003,007	$—
Deferred interest income	—	—
Stock compensation	8,423,168	2,596,654
Inventory	293,824	546,119
Deferred financing costs	827,533	407,590
Net operating loss carryforwards	44,699	147,693
Other	396,956	838,253
Total deferred tax assets	11,989,187	4,536,309
Deferred tax liabilities:
Intangible assets	(57,301,751)	(56,743,132)
Other	(305,621)	(7,196)
Total deferred tax liabilities	(57,607,372)	(56,750,328)
Net deferred tax liability:	$(45,618,185)	$(52,214,019)
Deferred tax asset current	$650,100	$1,079,509
Long-term deferred tax asset	11,339,087	3,456,800
Long-term deferred tax liability	$(57,607,372)	$(56,750,328)
Net deferred tax (liabilities)	$(45,618,185)	$(52,214,019)

The Company has state net operating loss (“NOL”) carryforwards at December 31, 2008 of approximately $0.8 million for income tax purposes, which begin expiring in 2013. A valuation allowance was not established for the realization of deferred tax assets, as the Company has determined that it is more likely than not that the assets will be fully utilized.

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that the Company’s tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided for in accordance with the requirements of FIN 48. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes in accordance with FIN 48, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities.

SMART BALANCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes  – (continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of December 31, 2008 was as follows:

Gross balance at January 1, 2008	$823,440
Additions based on tax positions related to the current year	—
Additions for tax provision of prior years	19,549
Deletions for tax positions of prior years	(192,481)
Gross balance at December 31, 2008	650,508
Interest and penalties	308,638
Balance at December 31, 2008	$959,146

At December 31, 2008, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $650,508. Of this total, $422,830 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $308,638 at December 31, 2008.

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

The IRS is currently examining the Company’s 2005 federal income tax return. The IRS is also examining the 2007 short-period tax return which resulted in a $4.7 million tax refund. The Company expects a favorable outcome to this review. Prior periods have either been audited or are no longer subject to IRS audit. In most state jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2003.

13. Leases

Rental expense under operating leases for 2008 was $509,411 and from the date of our initial business combination (May 21, 2007) until December 31, 2007 was $157,049. Future minimum lease commitments under non-cancelable operating leases during each of the next four years and thereafter are, as follows:

Years Ending December 31,
2009	$513,403
2010	577,195
2011	606,714
2012	572,535
Thereafter	1,242,157
$3,512,004

14. Commitments and Contingencies

The following table summarizes contractual obligations and borrowings as of December 31, 2008 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods. We expect to fund other commitments primarily with operating cash flows generated in the normal course of business.

SMART BALANCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Commitments and Contingencies  – (continued)

Contractual Obligations

	Total	Due in Less than 1 Year	Due 1 – 3 Years	Due 3 – 5 Years	More than 5 Years
Building Leases(1)	$3,695,786	$559,349	$1,275,800	$1,132,476	$728,161
Oil and Peanuts Purchase Commitments(2)	38,621,982	38,621,982	—	—	—
Debt Obligations(3)	69,504,174	—	—	787,092	68,717,082
	$111,821,942	$39,181,331	$1,275,800	$1,919,568	$69,445,243

(1)	Includes: (i) a lease agreement for the lease of a corporate office facility located in Paramus, NJ with an approximate seven year life with the option to extend the lease for two additional five year terms, and (ii) three lease agreements for the lease of a corporate office facility located in Niwot, Colorado with an approximate five year life with the option to extend each lease for 36 months.
(2)	Forward purchase commitments for a portion of the Company’s projected requirement for peanuts and for palm, soy and canola oil. These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price. Based on the most recent prices, the Company expects these commitments would total approximately $38.6 million as of December 31, 2008. The commitments are expected to be liquidated by September 30, 2009.
(3)	For more information on our debt obligations, see the section entitled “Long-Term Debt” located elsewhere in these notes to financial statements.

Legal Proceedings

We are currently involved in the following legal proceedings:

In 2007, three parties filed Oppositions to European Patent No. 820,307 relating to increasing the HDL level and the HDL/LDL ratio in Human Serum by Balancing Saturated and Polyunsaturated Dietary Fatty Acids. We believe that neither this proceeding, nor its outcome, will have any adverse effect on our current business.

We are not a party to any other legal proceeding that we believe would have a material adverse effect on our business, results of operations or financial condition.

15. Selected Quarterly Financial Data (Unaudited)

The following table presents certain unaudited quarterly results for the years 2008 and 2007:

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	Full Year 2008
Revenues	$50,789,855	$47,989,930	$57,531,521	$65,560,606	$221,871,912
Operating income (loss)	1,960,108	(500,583)	2,575,329	1,658,793	5,693,647
Net (loss)	$(1,177,366)	$(1,535,425)	$(1,614,073)	$(2,640,989)	$(6,967,853)
Less unpaid dividends on cumulative preferred stock	—	—	—	—	—
Net (loss) available for common shares	$(1,177,366)	$(1,535,425)	$(1,614,073)	$(2,640,989)	(6,967,853)
(Loss) per share – diluted	$(0.02)	$(0.02)	$(0.03)	$(0.04)	$(0.11)
Diluted weighted average common shares outstanding	62,196,988	62,630,683	62,630,683	62,630,683	62,523,742

SMART BALANCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Selected Quarterly Financial Data (Unaudited)  – (continued)

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	Full Year 2007
Revenues	$—	$18,675,769	$41,502,575	$50,859,951	$111,038,295
Operating income (loss)	(347,277)	636,526	915,226	(12,654,367)	(11,449,892)
Net (loss)	$(7,197,132)	$(13,654,027)	$(33,007,575)	$(10,689,334)	$(64,548,068)
Less unpaid dividends on cumulative preferred stock	—	1,244,603	2,817,868	33,096,540	37,159,011
Net (loss) available for common shares	(7,197,132)	$(14,898,629)	$(35,825,443)	$(43,785,874)	(101,707,079)
(Loss) per share – diluted	$(0.50)	$(0.71)	$(1.25)	$(1.27)	$(4.12)
Diluted weighted average common shares outstanding	14,355,945	20,848,447	28,766,133	34,433,180	24,667,344

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

Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” requires that a change in accounting principle be retrospectively applied to all prior periods presented. Accordingly, the quarterly results for 2007 shown above were changed to reflect this change.

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

Series A Convertible Preferred Stock

The Company forced the conversion of its Series A convertible preferred stock into common stock, on January 3, 2008 (see note 3). Dividends on the Series A convertible preferred stock were cumulative and compounded from May 21, 2007 at the annual rate of 8% (multiplied times the $9.00 per share purchase price). The Series A convertible preferred stock was convertible at any time, at the option of the holder, into the number of shares of common stock arrived at by dividing $9.00 per share (which was the initial conversion price) into the per share liquidation preference of $9.00 per share, plus accrued but unpaid dividends. To the extent that dividends accrued but were not paid, the number of shares of common stock issuable upon conversion of the Series A convertible preferred stock increased.

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

Common Shares in Escrow

All of the shares of the Company’s common stock outstanding prior to the date of its initial public offering were placed in escrow with an escrow agent. Of the 3,190,210 shares held in escrow, 1,595,105 were released on October 11, 2007 because the last sales price of the Company’s common stock was at least $11.50 per share for 20 out of 30 trading days, which was a condition to the release of one-half of the shares. The Company recorded a charge to earnings in the fourth quarter of 2007 of $18,455,815, as all of the shares were held by officers, directors and related parties. The charges were based on the price of common stock of $12.31 on the date the above conditions were met. The remaining 1,595,105 shares in escrow were released on December 16, 2008. Since these shares were released based on passage of time, no charge to earnings was required to be made.

Redemption of Public Warrants

During December 2007, the Company received approximately $76.5 million from the redemption of its public warrants. The Company paid down approximately $40 million of its first lien debt, as it was required to use one-half of the proceeds of the public warrant redemption to pay off a portion of its term loan.