Form 10-Q
period 2009-03-31
SMART BALANCE, INC.
filed 2009-05-07
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2009	Commission File Number 000-51506

Smart Balance, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2949397
(State of or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

115 West Century Road, Suite 260, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No  ☒.

As of May 7, 2009 the Registrant had 62,630,683 shares of common stock, par value $.0001 per share, outstanding.

SMART BALANCE, INC.

i

Part I.        Financial Information
Item 1.       Financial Statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2009 (unaudited)	2008

Assets
Current assets:
Cash and cash equivalents	$8,136	$5,492
Accounts receivable, net of allowance of: 2009 – $313 and 2008 - $256	14,832	14,283
Accounts receivable - other	889	692
Inventories	8,421	9,322
Prepaid taxes	840	709
Prepaid expenses and other assets	10,103	1,019
Deferred tax asset	509	650
Total current assets	43,730	32,167
Property and equipment, net	4,389	4,301
Other assets:
Goodwill	374,886	374,886
Intangible assets, net	154,207	155,223
Deferred costs, net	1,674	1,737
Other assets	428	222
Total other assets	531,195	532,068
Total assets	$579,314	$568,536
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$30,591	$24,938
Income taxes payable	2,482	1,080
Total current liabilities	33,073	26,018
Long term debt	69,504	69,504
Derivative liability	4,587	5,132
Deferred tax liability	45,165	46,268
Other liabilities	377	163
Total liabilities	152,706	147,085
Commitment and contingencies
Stockholders' equity
Preferred stock, $.0001 par value, 50,000,000 shares authorized	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized; 62,630,683 (2009) and 62,630,683 (2008) issued and outstanding	6	6
Additional paid in capital	511,388	507,377
Retained deficit	(84,786)	(85,932)
Total stockholders' equity	426,608	421,451
Total liabilities and stockholders' equity	$579,314	$568,536

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2009	2008
Net sales	$62,599	$50,790
Cost of goods sold	34,345	27,940
Gross profit	28,254	22,850

Operating expenses:
Marketing	8,800	7,398
Selling	4,517	4,146
General and administrative	11,729	9,346
Total operating expenses	25,046	20,890
Operating income	3,208	1,960

Other income (expense):
Interest income	1	251
Interest expense	(1,679)	(3,232)
Gain on derivative liability	546	-
Other expense, net	(143)	(941)
Total other income (expense)	(1,275)	(3,922)
Income (loss) before income taxes	1,933	(1,962)
Provision (benefit) for income taxes	787	(785)
Net income (loss)	$1,146	$(1,177)

Income (loss) per share:
Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.02)
Weighted average shares outstanding:
Basic	62,630,683	62,196,988
Diluted	62,706,184	62,196,988

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities
Net income (loss)	$1,146	$(1,177)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,273	2,035
Deferred income taxes	(962)	-
Stock based compensation	4,010	3,534
(Decrease) in derivative liabilities	(545)	-
Changes in assets and liabilities:
Accounts receivable	(549)	(94)
Inventories	900	(474)
Prepaid expenses and other current assets	(9,412)	(6,231)
Accounts payable and accrued expenses	7,065	2,316
Net cash provided by (used in) operating activities	2,926	(91)
Cash flows from investing activities
Purchase of property and equipment	(282)	(892)
Proceeds from legal settlement	-	367
Net cash (used in) investing activities	(282)	(525)
Cash flows from financing activities
Repayment of debt	-	(30,000)
Net cash (used in) financing activities	-	(30,000)
Net increase (decrease) in cash for the period	2,644	(30,616)
Cash - Beginning of period	5,492	37,649
Cash - End of period	$8,136	$7,033
Cash paid during the period for:
Income taxes	$344	$650
Interest	$1,588	$3,297
Supplemental disclosure of non-cash activity:
Conversion of Series A Convertible Preferred Stock	$-	$175,659

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except share data)

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

The accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Smart Balance, Inc. included in the Company's 2008 annual report on Form 10-K. The reported results for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

2.	Summary of significant accounting policies

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

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement.  The Company capitalizes software development costs related to its new Enterprise Resource Planning (ERP) and Trade Promotion Spend (TPS) management software packages.  Amortization of these costs commenced in May 2008 and January 2009, respectively, when the programs were fully ready for their intended use.

Goodwill

Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that impairment may have occurred. The impairment analysis for goodwill includes a comparison of the Company’s carrying value (including goodwill) to the Company’s estimated fair value. If the fair value of the Company does not exceed its carrying value, then an additional analysis would be performed to allocate the fair value to all assets and liabilities of the Company as if the Company had been acquired in a business combination and the fair value was its purchase price. If the excess of the fair value of the Company over the fair value of its identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference.

Intangible Assets

Other intangible assets are comprised of both definite and indefinite life intangible assets. Indefinite life intangible assets are not amortized but are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. In assessing the recoverability of indefinite life intangible assets, the Company must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.

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

The Company generally expenses legal and related costs incurred in defending or protecting its intellectual property unless it can be established that such costs have added economic value to the business enterprise, in which case the Company capitalizes the costs incurred as part of intangible assets. The primary consideration in making the determination of whether to capitalize the costs is whether the Company can prove that it has been successful in defending itself against such intellectual property challenges.  The second consideration for capitalization is whether such costs have, in fact, increased the economic value of the Company’s intellectual property.  Legal defense costs that do not meet the considerations described above are expensed as incurred.  Recovery of legal expenses as part of a settlement agreement will be recorded as a reduction of capitalized legal fees with any excess recorded as income.

Deferred Costs

Deferred loan costs associated with the secured debt financing are being amortized over the life of the loan, using the effective interest method.

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

The Company offers its customers and consumers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and co-op advertising; such amounts are estimated and recorded as a reduction in revenue. For interim reporting, the Company estimates the total annual sales incentives for most programs and records a pro rata share in proportion to forecasted annual revenue.  As a result, the Company has recorded a prepaid asset at March 31, 2009 of $9,236 which will be charged to expense over the remaining three quarters.  The Company sells their products to customers without the right of return and is not obligated to accept any returns.

Net Income (Loss) per Share of Common Stock

Net income (loss) per share is computed by dividing net income or loss applicable to common stockholders by the weighted-average shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average shares outstanding adjusted for any additional common shares that would have been outstanding if all of the potential dilutive common shares had been issued. Potential dilutive common shares outstanding would primarily include stock options and founders’ warrants.  At March 31, 2009, no stock options were dilutive because the weighted average market price, including the unrecognized compensation expense related to such shares, was in excess of their exercise price. However, the founders’ warrants were dilutive because the weighted average market price was in excess of their exercise price, which resulted in 75,501 additional shares being assumed issued during the first quarter of 2009.

The following table summarizes stock options not included in the computation of diluted earnings per share:

	Three Months Ended March 31,
	2009	2008

Stock options excluded due to option price being greater than market value	11,897,500	10,085,000
Stock options excluded due to anti-dilution	230,000	37,500
Founding director warrants excluded due to anti-dilution	-	1,000,000

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short term trade receivables, payables and note payables. The carrying values of cash and cash equivalents and short term receivables and payables approximate fair value because of their short maturities. The Company’s notes payable are determined by quoted market prices that are reset every three months and, therefore, approximates fair value.

Research and Development

Research and development expenses are charged to operations when incurred and amounted to $88 and $41 respectively, for the three months ended March 31, 2009 and 2008.

Derivative Instruments

The Company recognizes derivatives as either assets or liabilities and measures those instruments at fair value. The accounting for changes in fair value is included in earnings when the hedged exposure affects earnings. The Company uses interest rate swaps to cover exposure to changes in interest rates.

Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2009, no valuation allowances were recorded.

Advertising

Advertising costs are charged to operations (classified as marketing expenses) and amounted to $5,157 and $4,763 for the three months ended March 31, 2009 and 2008, respectively.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short term investments and trade receivables. The Company maintains the majority of its cash and cash equivalents in the form of demand deposits with financial institutions that management believes are creditworthy. At March 31, 2009, the cash balances in these institutions exceeded federally insured amounts. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base. The Company does have one customer that accounted for approximately 20% of sales during the three months ended March 31, 2009. The aggregate accounts receivable from this customer amounted to approximately 20% of the accounts receivable balance outstanding at March 31, 2009. The Company also has one product, “spreads,” which, for the three months ended March 31, 2009, accounted for approximately 76% of total revenue.  Approximately 81% of the Company’s revenues during the first quarter of 2009 came from products utilizing a license from Brandeis University.

Recently Issued Accounting Pronouncements

In June 2008, the Emerging Issues Tax Force (“EITF”) issued EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.”  This EITF, which became effective in the first quarter of 2009 requires that a company which has an instrument that is determined to be a derivative under this guidance to take an initial charge as an adjustment to opening retained earnings and thereafter reflect any adjustment in the market price through the income statement.  The Company adopted EITF 07-5, effective January 1, 2009, and it had no effect on the Company’s financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 161 requires increased qualitative, quantitative and credit risk disclosures, but does not change the scope or accounting requirements of FASB No. 133.  SFAS No. 161 is effective for financial statements issued after November 15, 2008. The Company adopted SFAS No. 161, effective January 1, 2009, and it had no effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired, and establishes that acquisition costs will be generally expensed as incurred.  This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008.  The Company adopted SFAS 141R, effective January 1, 2009 and it had no effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. FSP SFAS 157-2 deferred the Statements effective date for certain nonfinancial assets and non financial liabilities to fiscal years beginning after November 15, 2008. SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The Company adopted SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities on January 1, 2009 and it had no effect on the Company’s financial statements.

3.	Property and equipment

Property and equipment consist of the following:

	March 31, 2009 (unaudited)	December 31, 2008
Software development costs	$3,452	$3,198
Equipment	416	394
Furniture and fixtures	855	849
Leasehold improvements	332	332
Gross assets	5,055	4,773
Less: accumulated depreciation	(666)	(472)
Property and equipment, net	$4,389	$4,301

Depreciation expense was $194 for the three months ended March 31, 2009 compared to $53 for the three months ended March 31, 2008.

4.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2009	December 31, 2008
	(unaudited)
Accounts payable	$18,038	$16,971
Trade spend accruals	8,713	3,547
Other accrued expenses	3,840	4,420
Total	$30,591	$24,938

5.	Intangible assets

The following is a summary of intangible assets and goodwill as of March 31, 2009:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Adjustments	Net Balance, March 31, 2009 (unaudited)
Patent technology	$40,000	$7,464	$-	$32,536
Supply relationship	1,000	130	-	870
Trademarks	121,152	-	(351)	120,801
Goodwill	374,886	-	-	374,886
	$537,038	$7,594	$(351)	$529,093

Adjustments to trademarks relate to a legal settlement received of $367 and serve to reduce related costs previously capitalized. Additional spending of $16 during the period accounted for the difference.  Amortization expense was $1,017 and $1,023 for the three months ended March 31, 2009 and 2008, respectively.

6.	Long term debt

In conjunction with the GFA merger, on May 21, 2007, the Company entered into a loan arrangement with Banc of America Securities LLC and Bank of America, N.A. for $180 million in secured debt financing consisting of:  (1) a $140 million first lien facility comprised of a $120 million term loan and a $20 million revolver and (2) a second lien facility comprised of a $40 million term loan. The first lien facility is secured by a first lien on all of the Company’s assets and the second lien facility is secured by a second lien on all of the Company’s assets.  Through March 31, 2009, the Company paid a total of $90.5 million, consisting of $60.5 million in principal on its first lien term loan and $30.0 million on its second lien debt.  The term loan of the first lien facility will mature on May 21, 2014 and the revolving loan under the first lien facility will mature on May 21, 2013. The term loan of the second lien facility will mature on November 18, 2014.

In accordance with a pricing grid based on the Company’s leverage ratio, the applicable margin is LIBOR plus 3.00% per annum beginning March 28, 2008, which resulted in an interest rate of 4.23% at March 31, 2009. The  interest rate on the second lien facility is LIBOR plus an applicable margin of 6.00% per annum, beginning July 1, 2007, which resulted in an interest rate at March 31, 2009 of 7.23%.

The Company uses interest rate swaps to effectively manage interest rate exposure by locking in the variable interest rate on our debt into a fixed rate of 5.05%.  The Company recognizes the mark-to-market movement of the interest rate swap in income as the rate changes.  As of March 31, 2009, the Company had a derivative liability of $4,587 which represents the present value of the future quarterly interest payments, through the end of the swap agreement of September 30, 2010, based on the difference between the three month LIBOR floating interest at March 31, 2009 and the fixed interest rate of the debt of 5.05% on $80 million notional amount. At the end of each quarter, the Company makes or receives quarterly cash payments based on the actual difference between these two rates. At March 31, 2009, the Company has opted to let the notional amount of the interest rate swap exceed the amount of its debt by approximately $10.5 million assuming that the current LIBOR interest rate environment would increase allowing the Company to pay off the quarterly swap requirements on more favorable terms.

There is no prepayment penalty for optional prepayments on the first lien facility and the following penalties for optional prepayments on the second lien facility: 1.00% premium if prepaid before May 21, 2009; and no prepayment penalty thereafter. As a result of prepaying $30.0 million of the second lien facility, the Company paid a $0.6 million prepayment penalty, which is included in interest expense for the year ended December 31, 2008.  Mandatory prepayments under the first lien facility include 50% of excess cash flow (as defined in the credit agreement) and 50% of all net cash proceeds from the issuance of additional equity interests by us.  After the first lien facility is re-paid in full, the second lien facility requires mandatory prepayments, which include 50% of excess cash flow (as defined in the credit agreement) and 50% of all net cash proceeds from the issuance of additional equity interests by us.  In addition, the term loan of the first lien facility is subject to quarterly amortization of principal with 1.00% of the initial aggregate advances under such loan to be payable in each of the first six years and the remainder of the initial aggregate advance to be payable in a balloon payment at maturity.

The first and second lien credit facilities can be accelerated upon the occurrence of certain events, including:

•	nonpayment of debt including interest and fees;

•	failure to perform or observe covenants;

•	cross defaults to other indebtedness exceeding $5.0 million;

•	bankruptcy and insolvency; and

•	certain other events.

The first lien credit facility requires the Company to comply with certain financial covenants, such as ratios of Consolidated EBITDA (as defined in the first lien credit facility) to each of consolidated cash interest charges, total debt and first lien debt.  The second lien credit facility requires the Company to comply with one financial covenant consisting of a leverage ratio of total debt to Consolidated EBITDA (as defined in the second lien credit facility).  The Company was in compliance with all of its debt covenants at March 31, 2009.

Under the terms of both credit facilities, the Company is precluded from reacquiring its own shares.

The following is a summary of long-term debt:

	March 31, 2009	December 31, 2008
	(unaudited)
First lien term loan	$59,504	$59,504
Second lien term loan	10,000	10,000
Total Debt:	69,504	69,504
Less: Current maturities	-	-
Total long term debt	$69,504	$69,504

7.	Stock-based compensation

The Company and its stockholders have authorized the issuance of up to 12,150,000 stock options under its Stock and Award’s Plan.  Through March 31, 2009, the Company had granted a total of 10,967,500 stock options under the Stock and Awards Plan, of which 215,000 were forfeited.

In addition, during the first quarter of 2008, the compensation committee and a sub-committee of the compensation committee approved the issuance of up to 1,375,000 inducement stock options grants to new employees outside of the Company’s stock plan pursuant to NASDAQ Marketplace Rule 4350. During the twelve months ended December 31, 2008, the Company issued all of the 1,375,000 inducement grant stock options to new employees.

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

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance at December 31, 2008	12,045,000	$9.47	8.71
Granted during the three months ended March 31, 2009	107,500	6.42	9.94
Forfeited during the three months ended March 31, 2009	(25,000)	9.85	8.39
Exercised during the three months ended March 31, 2009	-	-	-
Balance at March 31, 2009	12,127,500	$9.44	8.47

The Company accounts for its stock-based compensation awards under SFAS No. 123R, Share-Based Payment, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

Pre-tax stock-based compensation expense included in reported net income (loss) is as follows:

	Three Months Ended March 31,
	2009	2008
Service period-based	$1,871	$1,595
Market price-based $16.75	1,228	1,113
Market price-based $20.25	911	826
Total	$4,010	$3,534

For the traditional service-based stock options, the Company estimated the fair value, as of the date of grant, using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.53% - 4.67%, expected life 7 years for the service-based options and 10 years for the market price-based options, no dividends and volatility of 35.9% - 37.91%. The cost of the service-based stock options is being amortized over a four year vesting period. In the case of the market price-based stock options, the Company used the Monte Carlo valuation model.  The Company recognizes compensation expense for the market price-based options over the estimated vesting period, which has been determined to be 2.75 – 4.82 years and 3.68 – 5.53 years for the $16.75 and $20.25 awards, respectively.

8.	Liquidity and capital resources

The Company’s current cash position at March 31, 2009 was $8,136.  At March 31, 2009, the Company had outstanding payables, accrued expenses and liabilities of $33,073.  The Company’s short term liabilities exceed our available cash position by $24,937.  As noted in the long-term debt footnote, the Company has a revolving credit facility of $20,000, which it can use to augment cash requirements.

9.	Interest rate derivatives

In conjunction with the fixed-rate debt arrangements noted above the Company entered into notional $80,000 of interest rate swaps on August 16, 2007, which is designed to provide a constant interest rate on the variable rate debt. Under these swaps, the Company receives or pays the difference between its fixed-rate interest payments and floating-rate payments based on LIBOR. The effect of this is to convert floating-rate interest expense based on LIBOR into fixed-rate interest expense. The arrangements settle on the last day of each calendar quarter. For the quarter ended March 31, 2009, the Company paid 5.05% and received 1.46% with the difference increasing interest expense by $718.

10.	License

A substantial portion of the Company’s business is dependent on its exclusive license of certain technology from Brandeis University. This license agreement, dated June 1996, imposes certain obligations upon the Company, such as diligently pursuing the development of commercial products under the license products. The agreement expires at the end of each patent period of seventeen years after the agreement execution date for products which do not have patents and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that the Company has failed to meet its obligations under the license agreement, Brandeis could seek to limit or terminate the Company’s license rights. Royalties earned by Brandeis for the quarterly period ended March 31, 2009 were $289.

11.	Income taxes

The Company’s effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which it operates and the amount of taxable income it earns. The Company’s effective tax rate for 2009 is estimated to be 41%.  The deferred tax liability represents primarily the difference between the tax and accounting basis of intangible assets acquired in the GFA merger.

12.	Commitment and contingencies

As of March 31, 2009, the Company had the following commitments and contractual obligations:

•
A lease agreement for the lease of a corporate office facility located in Paramus, NJ.  The lease has an approximate five-year life with the option to extend the lease for two additional five-year terms.  The annual rental expense is approximately $300 for the first five years.

•
Three lease agreements for the lease of a corporate office facility located in Niwot, Colorado.  The leases have an approximate five-year life with the option to extend each lease for 36 months.  The annual rental expense is approximately $120 for the first five years.

•
Forward purchase commitments for a portion of the Company's projected requirement for peanuts and for palm, soy and canola oil.  These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price.  Based on the most recent prices the Company realized, these commitments would total approximately $30.8 million as of March 31, 2009.  The commitments are expected to be liquidated by the second quarter of 2010 with the majority being liquidated by December 2009.

•	The Company uses interest rate swaps to cover exposure to changes in interest rates on its secured debt financing (see note 6).

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

We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. We cannot assure you that any future results, performance or achievements will be achieved. For a discussion of these risks, uncertainties and other factors, see the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections included in our annual report on Form 10-K for the year ended December 31, 2008.

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

Company Overview

We are a consumer food products company that competes primarily in the retail branded food products industry and focuses on providing value-added, functional food products to consumers. Functional food is defined as a food or a food ingredient that has been shown to affect specific functions or systems in the body and may play an important role in disease prevention. We market buttery spreads, popcorn, peanut butter, cooking oil, mayonnaise and other products primarily under the Smart Balance® trademark. In the natural food channel, we sell similar natural and organic spreads products under the Earth Balance® trademark. Our trademarks are of material importance to our business and are protected by registration or other means in the United States and a number of international markets. Our buttery spreads business, marketed under SmartBalance®, Earth Balance®, SmartBeat® and Nucoa®, is by far the most developed product segment and accounted for approximately 76% of sales for the three months ended March 31, 2009.

Our products are sold in all 50 states, with little international sales presence. We sell our products in mass merchandise, grocery, natural food and club stores throughout the U.S, with a majority of products sold through supermarket chains and food wholesalers. We utilize regional sales managers who are full-time employees and work with food brokers to sell our products. In September 2007, we entered into an agreement with Acosta, Inc. to become our national sales agency. Additionally, we sell a small portion of our products through independent food distributors. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 20% of net sales for the three months ended March 31, 2009.

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

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

(In millions except share data)	Three Months Ended March 31,
	2009	2008

Net sales	$62.6	$50.8
Cost of goods sold	34.3	27.9
Gross profit	28.3	22.9
Operating expenses	25.1	20.9
Operating income	3.2	2.0
Other expenses, net	(1.3)	(4.0)
Income (loss) before income taxes	1.9	(2.0)
Provision (benefit) for income taxes	0.8	(0.8)
Net income (loss)	$1.1	$(1.2)
Net income (loss) per common share - basic and diluted	$0.02	$(0.02)

Net Sales:

Our net sales for the three months ended March 31, 2009 increased 23.3% to $62.6 million from $50.8 million for the three months ended March 31, 2008.  The increase was primarily due to higher prices and a 6% increase in cases shipped, partially offset by higher coupon redemption expenses.  We increased prices on our spreads products three times in 2008 to cover rising costs, consistent with competitive actions in the industry.

The increase in cases shipped was due primarily to the introduction of milk in the northeast, growth in the core category of spreads, and higher sales of cooking oil. The spreads case increase came from the expansion of 50/50 butter blend sticks while base retail tub volumes were relatively flat, compared to the first quarter of 2008, when the Company built inventory at retail as part of its distribution expansion.

Cost of Goods Sold:

Cost of goods sold for the three months ended March 31, 2009 was $34.3 million, a 22.9% increase from the same period in 2008.  The increase was due to higher input costs, notably vegetable oils used in the Company’s products, and the increase in cases shipped.

Gross Profit:

Our gross profit increased $5.4 million to $28.3 million for the three months ended March 31, 2009 from $22.9 million in 2008 due to the impact of higher pricing and the growth in case shipments, partially offset by increases in input costs and higher coupon redemption expenses.

Gross profit as a percent of net sales was virtually flat versus last year at 45.1%, as the benefit of selling price increases was offset by higher input costs and coupon redemption expenses.

Operating Expenses:

Total operating expenses for the three months ended March 31, 2009 were $25.1 million compared to $20.9 million for the corresponding period in 2008, an increase of $4.2 million.  The operating expenses include selling, marketing and general and administrative expenses.  The increase reflected higher marketing investments behind product expansions.  Included in general and administrative costs in 2009 were approximately $4.0 million of stock-based compensation expense, as determined under Statement of Financial Reporting Standard (SFAS) No. 123R, and $1.2 million in depreciation and amortization.  In 2008 there were $3.5 million of stock-based compensation expense and $1.1 million of depreciation and amortization.  Included in depreciation and amortization was a $0.9 million charge for the accelerated amortization of deferred loan costs resulting from March 2008 debt prepayment.

Operating Income (Loss):

Our operating income was $3.2 million for the first three months of 2009 compared with operating income of $2.0 million for the corresponding period in 2008.  Operating income increased $1.2 million, as the $5.4 million increase in gross margin was partially offset by a $4.2 million increase in operating expenses.  Excluding non-cash charges for stock based-compensation and depreciation and amortization of $5.2 million in 2009 and $4.6 million in 2008, operating income increased $1.8 million to $8.4 million in 2009 from $6.6 million in 2008.

Other Income (Expense):

We incurred other expenses of $1.3 million for the three months ended March 31, 2009 compared to expenses of $4.0 million in the corresponding period in 2008.  The results for 2009 and 2008 included net interest expense of $1.1 and $3.2 million, respectively.  Included in the 2009 net interest expense is a $0.5 million gain on derivatives related to our interest rate swap.  Included in the 2008 net interest expense is a prepayment penalty of $0.6 million for the March prepayment of the second lien debt in the amount of $30 million.  We also had approximately $0.9 million of other expenses for the three months ended March 31, 2008 which represented almost entirely the write off of our deferred financing costs related to the prepayment of debt.

Income Taxes:

The provision for income taxes for the three months ended March 31, 2009 was $0.8 million compared with a benefit of $0.8 million for the corresponding period in 2008.

Net Income (Loss):

Our net income for the first three months of 2009 was $1.1 million compared with a loss of $1.2 million for the corresponding period in 2008, an increase of $2.3 million, reflecting the gains at operating income, lower interest and other expenses and the gain on derivatives, partially offset by higher provisions for income taxes.

Net Income (Loss) Per Common Share:

Our basic and diluted net income per share in the first quarter of 2009 was $0.02 compared to a net loss of $(0.02) in the corresponding period in 2008 based on the basic and diluted weighted average shares outstanding of 62.6 million and 62.7 million, respectively, in the first quarter of 2009 and 62.2 million basic and diluted shares outstanding in the first quarter of 2008.

Cash Flows

Cash provided by operating activities was $2.9 million for the three months ended March 31, 2009 compared to cash used in operating activities of $0.09 million in the corresponding period in 2008.  For the first three months of 2009, we had a net income of $1.1 million, which included $4.0 million of non-cash stock-based compensation expenses, offset by increased working capital needs of $2.0 million.  For the first three months of 2008, we had net loss of $1.2 million, which included $3.5 million of stock-based compensation expenses and $2.0 million of depreciation and amortization.  Higher working capital needs in the first quarter of 2008 more than offset the benefit of these non-cash charges.

Cash used in investing activities totaled $0.3 million for the three months ended March 31, 2009, compared to $0.5 million during the three months ended March 31, 2008 which resulted from purchase of software development costs of $0.3 million and other fixed assets offset by recovery of certain legal costs related to protecting our intangible assets.

No cash was used in financing activities for the three months ended March 31, 2009, compared to $30.0 million used in financing activities for the corresponding period in 2008, resulting from the repayment of debt.

Liquidity and Capital Resources

Liquidity:

Our liquidity and capital resource planning is largely dependent on the generation of operating cash flows, which is highly sensitive to changes in demand and to a lesser extent, pricing, for our major products. While changes in key operating costs, such as outsourced production, advertising, promotion and distribution, may adversely affect cash flows, we generate significant cash flows as demand for our products grows. For interim reporting, the Company estimates the total annual sales incentives for most programs and records a pro rata share in proportion to forecasted annual revenue.  As a result, the Company has paid $9.2 million through March 31, 2009, which will be charged to expense over the remaining three quarters.  Our principal liquidity requirements are to finance current operations, pay down existing indebtedness and fund future expansion. Currently, our primary source of liquidity to meet these needs is cash generated by operations.

We believe that cash flows generated from operations, existing cash and cash equivalents, and borrowing capacity under the revolving credit facility should be sufficient to finance working capital  requirements for our business for the foreseeable future.  As of March 31, 2009, $20 million was available for borrowing under our revolving credit facility.  Developing and bringing to market other new brands and business opportunities may require additional outside funding, which may require us to seek out additional borrowing arrangements.

Secured Debt Financing:

In conjunction with the GFA merger, on May 21, 2007, the Company entered into a loan arrangement with Banc of America Securities LLC and Bank of America, N.A. for $180 million in secured debt financing consisting of:  (1) a $140 million first lien facility comprised of a $120 million term loan and a $20 million revolver and (2) a second lien facility comprised of a $40 million term loan. The first lien facility is secured by a first lien on all of the Company’s assets and the second lien facility is secured by a second lien on all of the Company’s assets.  Through March 31, 2009, the Company paid a total of $90.5 million, consisting of $60.5 million in principal on its first lien term loan and $30.0 million on its second lien debt.  The term loan of the first lien facility will mature on May 21, 2014 and the revolving loan under the first lien facility will mature on May 21, 2013. The term loan of the second lien facility will mature on November 18, 2014.

In accordance with a pricing grid based on the Company’s leverage ratio, the applicable margin is LIBOR plus 3.00% per annum beginning March 28, 2008, which resulted in an interest rate of 4.23% at March 31, 2009. The  interest rate on the second lien facility is LIBOR plus an applicable margin of 6.00% per annum, beginning July 1, 2007, which resulted in an interest rate at March 31, 2009 of 7.23%.

The Company uses interest rate swaps to effectively manage interest rate exposure by locking in the variable interest rate on our debt into a fixed rate of 5.05%.  The Company recognizes the mark-to-market movement of the interest rate swap in income as the rate changes.  As of March 31, 2009, the Company had a derivative liability of $4,587 which represents the present value of the future quarterly interest payments, through the end of the swap agreement of September 30, 2010, based on the difference between the three month LIBOR floating interest at March 31, 2009 and the fixed interest rate of the debt of 5.05% on $80 million notional amount. At the end of each quarter, the Company makes or receives quarterly cash payments based on the actual difference between these two rates. At March 31, 2009, the Company has opted to let the notional amount of the interest rate swap exceed the amount of its debt by approximately $10.5 million assuming that the current LIBOR interest rate environment would increase allowing the Company to pay off the quarterly swap requirements on more favorable terms.

There is no prepayment penalty for optional prepayments on the first lien facility and the following penalties for optional prepayments on the second lien facility: 1.00% premium if prepaid before May 21, 2009; and no prepayment penalty thereafter. As a result of prepaying $30.0 million of the second lien facility, the Company paid a $0.6 million prepayment penalty, which is included in interest expense for the year ended December 31, 2008.  Mandatory prepayments under the first lien facility include 50% of excess cash flow (as defined in the credit agreement) and 50% of all net cash proceeds from the issuance of additional equity interests by us.  After the first lien facility is re-paid in full, the second lien facility requires mandatory prepayments, which include 50% of excess cash flow (as defined in the credit agreement) and 50% of all net cash proceeds from the issuance of additional equity interests by us.  In addition, the term loan of the first lien facility is subject to quarterly amortization of principal with 1.00% of the initial aggregate advances under such loan to be payable in each of the first six years and the remainder of the initial aggregate advance to be payable in a balloon payment at maturity.

The first and second lien credit facilities can be accelerated upon the occurrence of certain events, including:

•	nonpayment of debt including interest and fees;

•	failure to perform or observe covenants;

•	cross defaults to other indebtedness exceeding $5.0 million;

•	bankruptcy and insolvency; and

•	certain other events.

The first lien credit facility requires the Company to comply with certain financial covenants, such as ratios of Consolidated EBITDA (as defined in the first lien credit facility) to each of consolidated cash interest charges, total debt and first lien debt.  The second lien credit facility requires the Company to comply with one financial covenant consisting of a leverage ratio of total debt to Consolidated EBITDA (as defined in the second lien credit facility).  The Company was in compliance with all of its debt covenants at March 31, 2009.

Under the terms of both credit facilities, the Company is precluded from reacquiring its own shares.

The following is a summary of long-term debt (in thousands):

	March 31, 2009	December 31, 2008
	(unaudited)
First lien term loan	$59,504	$59,504
Second lien term loan	10,000	10,000
Total Debt:	69,504	69,504
Less: Current maturities	-	-
Total long term debt	$69,504	$69,504

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

We purchase significant amounts of soy, palm and canola oil products and peanuts to support the needs of our brands. The price and availability of these commodities directly impacts the results of operations and can be expected to impact the future results of operations. We do not engage in any hedging activities because we enter into agreements that qualify as normal purchases and sales in the normal course of business.  Accordingly, the agreements do not qualify as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Based on the most recent prices for soy, palm and canola oil products and peanuts, we would have commitments of $30.8 million.

In conjunction with the fixed-rate debt arrangements discussed elsewhere in this report, we entered into $80 million of interest rate swaps on August 16, 2007, which are designed to fix the interest rate of the variable rate debt. Under these swaps, we receive or pay the difference between our fixed-rate interest payments and floating-rate payments based on LIBOR. The effect of this is to convert floating-rate interest expense based on LIBOR into fixed-rate interest expense. The arrangements settle on the last day of each calendar quarter. For the quarter ended March 31, 2009, the Company paid $1.0 million and received $0.3 million with the difference increasing interest expense by $0.7 million.

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

Item 4.       Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of March 31, 2009, our Chief Executive Officer and Principal Financial and Accounting Officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. During the fiscal quarter ended March 31, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.      Other Information

Item 1.       Legal Proceedings.

There have been no material changes to the litigation we previously reported under Item 3 in our annual report on Form 10-K for the year ended December 31, 2008.

Item 1A.    Risk Factors.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A of our annual report on Form 10-K for the year ended December 31, 2008.

Item 6.       Exhibits.

See the exhibit index located elsewhere in this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2009	SMART BALANCE, INC. (Registrant)

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