Form 10-K/A
period 2008-12-31
SMART BALANCE, INC.
filed 2009-07-29
CIK 1331301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A
Amendment No. 1

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

Commission file number 001-33595

SMART BALANCE, INC.
(Name of issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2949397 (I.R.S. Employer Identification No.)

115 West Century Road – Suite 260 Paramus, New Jersey (Address of principal executive offices)	07652 (Zip Code)

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“Form 10-K”) to (i) include the audited financial statements of GFA Holdings, Inc. and subsidiary (“GFA”), the Registrant’s predecessor, for the period from January 1, 2007 to May 20, 2007 and for the year ended December 31, 2006; (ii) amend Item 6 in order to include the selected financial data for GFA; (iii) amend Item 7 in order to provide information regarding the results of operations of GFA and to eliminate the Registrant’s discussion of combined results on an operating basis for the Registrant and GFA; (iv) amend Item 9A in order to include a revised report on the Registrant’s Internal Control Over Financial Reporting; and (v) amend Note 2, “Merger with GFA”, contained in the notes to Smart Balance, Inc. and subsidiary’s audited financial statements.

Because the Registrant has amended the Form 10-K as described above, a currently-dated consent from Ehrhardt Keefe Steiner & Hottman PC has been provided, which is required to be filed by the SEC pursuant to Item 601(b)(23) of Regulation S-K.  In addition, because the Registrant has amended the Form 10-K to provide the audited financial statements of GFA, a consent from McGladrey & Pullen, LLP has been provided.

Pursuant to the rules of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 12b-15, the Registrant has also amended the Form 10-K to provide currently-dated certifications from the Registrant’s chief executive officer and chief financial officer, as required by Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted under Section 302 of the Sarbanes-Oxley Act of 2002, and Section 1350 of Title 18 of the United States Code, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the items mentioned above, this Amendment No. 1 does not amend the Registrant’s previously filed Form 10-K and only includes the items mentioned above.

i

ii

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

PART II

Item 6.              Selected Historical Financial Information

Smart Balance, Inc and Subsidiary

The following is a summary of selected financial data of the Smart Balance, Inc. and subsidiary (the “Company”) for the period from May 31, 2005 (inception) to December 31, 2008, which should be read in conjunction with the audited financial statements of the Company and the notes thereto, including the description of the merger with GFA Holdings, Inc., the parent company of GFA Brands, Inc. (collectively, “GFA”) included in Note 2 and our change in accounting principle discussed in Note 15:

	Twelve months ended December 31, 2008	Twelve months ended December 31, 2007(1)	Twelve months ended December 31, 2006	May 31, 2005 (inception) to December 31, 2005
Net sales	$221,871,912	$111,038,295	$-	$-
Cost of goods sold	126,903,498	58,715,013	-	-
Gross profit	94,968,414	52,323,282	-	-
Operating expenses:
Marketing	33,286,061	15,118,184	-	-
Selling	17,671,462	12,268,066	-	-
General and administrative	38,317,244	17,931,109	-	-
Expenses settled with Founders’ stock	-	-	-	2,359,856
Performance based shares released from escrow	-	18,455,815	-	-
Formation and operating costs	-	-	1,924,602	109,554
Total operating expenses	89,274,767	63,773,174	1,924,602	2,469,410
Operating profit (loss)	5,693,647	(11,449,892)	(1,924,602)	(2,469,410)
Other income (expense):
Interest income	291,949	2,449,614	4,220,026	23,742
Interest expense	(9,049,019)	(9,677,881)	-	-
(Loss) gain on derivative liability	(5,132,231)	(45,556,199)	(15,266,445)	1,808,566
Other income (expense), net	(2,335,752)	(1,019,607)	-	-
Total other income (expense)	(16,225,053)	(53,804,073)	(11,046,419)	1,832,308
Loss before income taxes	(10,531,406)	(65,253,965)	(12,971,021)	(637,102)
Provision (benefit) for income taxes	(3,563,553)	(705,897)	808,140	-
Net loss	$(6,967,853)	$(64,548,068)	$(13,779,161)	$(637,102)
Less: Unpaid dividends on cumulative preferred stock	$-	$37,159,011	$-	$-
Net loss available for common shares	$(6,967,853)	$(101,707,079)	$(13,779,161)	$(637,102)
Net loss per share - basic and diluted	$(0.11)	$(4.12)	$(0.96)	$(0.16)
Weighted average shares outstanding - basic and diluted	62,523,742	24,667,344	14,355,945	4,025,031

(1)  The Company acquired GFA on May 21, 2007.

	December 31, 2008	December 31, 2007(1)	December 31, 2006	December 31, 2005
Balance sheet data:
Cash and cash equivalents	$5,492,330	$37,648,754	$569,142	$1,548,609
Investments held in trust - restricted	—	—	101,073,611	98,354,755
Other current assets	26,674,727	28,786,993	1,050,620	377,060
Property and equipment, net	4,300,642	1,805,331	—	—
Goodwill	374,885,923	374,885,923	—	—
Other intangible assets	155,223,243	159,645,634	—	—
Other non-current assets	1,958,736	3,594,387	3,590,790
Total assets	$568,535,601	$606,367,022	$106,284,163	$100,280,424

Current liabilities	$26,017,702	$21,390,568	$8,578,195	$4,489,516
Derivative liabilities	5,132,231	—	32,284,925	17,018,480
Long-term debt	69,504,174	119,504,174	—	—
Other liabilities	161,711	—	—	—
Deferred tax liability	46,268,286	53,293,528	—	—
Total liabilities	147,084,104	194,188,270	40,863,120	21,507,996
Common stock subject to possible conversion	—	—	19,661,116	19,661,116
Deferred interest income	—	—	432,623	—
Series A convertible preferred stock	—	175,657,474	—	—
Series A convertible preferred stock - par value	—	1,539	—	—
Common stock – par value	6,263	4,311	1,595	1,595
Additional paid in capital	507,377,418	315,479,759	59,741,972	59,746,819
Retained deficit	(85,932,184)	(78,964,331)	(14,416,263)	(637,102)
Total stockholders’ equity	421,451,497	412,178,752	45,327,304	59,111,312
Total liabilities and stockholders’ equity	$568,535,601	$606,367,022	$106,284,163	$100,280,424

 (1)  The Company acquired GFA on May 21, 2007.

GFA

GFA’s historical information was derived from its audited consolidated financial statements as of and for the period from January 1, 2007 through May 20, 2007, the years ended December 31, 2006 and December 31, 2005 and for the period from February 5, 2004 to December 31, 2004. This information was also derived from combined audited financial statements from GFA’s predecessor companies, New Industries Corporation and Fitness Foods, Inc. for the three-month period ended March 31, 2004. The information is only a summary and should be read in conjunction with the historical consolidated financial statements and related notes of GFA and its predecessor companies. The historical results included below and elsewhere in this document are not indicative of the future performance of GFA.

(in thousands)

	GFA Holdings, Inc.				GFA Holdings, Inc.	Combined Predecessor Companies
	Period from Jan. 1, 2007 to	Year Ended December 31,			Period from Feb. 5, 2004 to	Period from Jan. 1, 2004 to
	May 20, 2007	2006	2005	2004(1)	Dec. 31, 2004(1)	Mar. 31, 2004(1)
				(unaudited) Pro Forma
Consolidated Statement of Operations data:
Net Revenue	$72,442	$158,468	$114,710	$83,999	$66,765	$17,234
Gross Profit	39,721	88,707	67,007	47,195	37,557	9,638
Operating Income (Loss)	(8,952)	24,054	15,275	8,866	6,482	2,384

Selected Balance Sheet data (end of period):
Total assets	$131,111	$118,877	$113,308	$110,927	$110,927	$108,899
Long-term debt, current portion	-	4,725	5,846	13,594	13,594	-
Long-term debt, noncurrent portion	-	-	12,879	19,331	19,331	3,021
Deferred tax liability, noncurrent	7,732	6,801	5,041	1,864	1,864	-

(1)
On February 5, 2004 GFA was organized and on March 31, 2004 it acquired certain assets of New Industries Corporation, formerly known as GFA Brands, Inc. (an Ohio corporation), referred to as “GFA Ohio.”  Also on March 31, 2004 GFA issued 100,000 shares of common stock to Fitness Foods, Inc. (“FFI”) in exchange for certain of FFI’s assets as part of a contribution agreement between FFI and GFA.  The audited results for the period from January 1, 2004 through March 31, 2004 are the combined statements for GFA Ohio and FFI before the acquisitions on March 31, 2004.  The results from February 5, 2004 through December 31, 2004 are for GFA.  The pro forma results for the 12 months ended December 31, 2004 are the combined amounts for GFA Ohio and FFI for the period from January 1, 2004 through March 31, 2004 and for GFA from inception, February 5, 2004 through December 31, 2004.  Although GFA was formed on February 5, 2004, it had no operating activity until it acquired the assets of GFA Ohio and FFI on March 31, 2004.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Smart Balance, Inc. (“Smart Balance” or the “Company”) was incorporated in Delaware on May 31, 2005 under the name Boulder Specialty Brands, Inc., as a blank check company formed to serve as a vehicle for the acquisition, through a merger, capital stock exchange, asset acquisition or other similar business combination with a then currently unidentified operating business and/or brand in the consumer food and beverage industry whose net assets constituted at least 80% of our net assets.

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

We are providing results of operations for both the Company and for GFA.  The Company’s results of operations are presented for the years ended December 31, 2008, 2007 and 2006.  Results for the year ended December 31, 2007 include the operations of GFA from May 21, 2007.  For GFA, we are providing results of operations for the period from January 1, 2007 to May 20, 2007 and for the year ended December 31, 2006.

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

Smart Balance, Inc. Results of Operations

Results of Operations for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007 and for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

(in millions except per share)	Years Ended December 31,
	2008	2007	2006

Net Sales	$221.9	$111.0	$—
Cost of Goods Sold	126.9	58.7	—
Gross Profit	95.0	52.3	—
Operating Expenses	89.3	63.8	1.9
Operating Income (Loss)	5.7	(11.5)	(1.9)
Other Income (Expenses)	(16.2)	(53.7)	(11.1)
Loss before Income Taxes	(10.5)	(65.2)	(13.0)
Provision (Benefit) for Income Taxes	(3.6)	(0.7)	0.8
Net (Loss)	$(6.9)	$(64.5)	$(13.8)
Net (Loss) available to Common Shares	$(6.9)	$(101.7)	$(13.8)
Net (Loss) Per Common Available Share	$(0.11)	$(4.12)	$(0.96)

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

Other Income (Expense):

We had other expenses of $16.2 million in 2008 compared with $53.8 million in 2007 and $11.1 million in 2006.  Included in other expenses in 2008 was $5.1 of derivative losses related to the Company’s interest rate swap and net interest expense of $8.8 million.  Included in the results for 2007 was a $45.6 million loss from derivative liabilities compared to a loss in the same period in 2006 of $15.3 million (see “Accounting for Warrants – Derivative Liability” located elsewhere in this Form 10-K). Net interest expense was $8.8 million in 2008 and   $7.2 million in 2007, compared with interest income of $4.2 million in 2006. The increases in net interest expense in 2008 and 2007 were due to the secured debt financing incurred in connection with our acquisition of GFA whereas, in 2006, we had interest income from the investment of the IPO proceeds held in trust during 2006.

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

Smart Balance, Inc. Cash Flows

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

GFA Results of Operations

(in millions)	January 1 to	Year Ended December 31,
	May 20, 2007	2006

Net Sales	$72.4	$158.5
Cost of Goods Sold	32.7	69.8
Gross Profit	39.7	88.7
Operating Expenses	48.7	64.7
Operating Income (Loss)	(9.0)	24.0
Other Income (Expenses)	(0.4)	(1.5)
Income (Loss) before Income Taxes	(9.4)	22.5
Provision (Benefit) for Income Tax	(3.8)	9.1
Net Income (Loss)	$(5.6)	$13.4

Results of Operations for the Period From January 1, 2007 to May 20, 2007

Net revenue for the period from January 1, 2007 to May 20, 2007 was $72.4 million compared to a full year’s results ended December 31, 2006 of $158.5 million.  Cost of goods sold for the period was $32.7 million.  Gross profit as a percentage of revenues decreased slightly from 56.0% for the year ended December 31, 2006 to 54.8% for period from January 1, 2007 to May 20, 2007. This decline was due to slightly higher input costs. Selling, general and administrative expenses (SG&A) were $48.7 million for the period from January 1, 2007 to May 20, 2007 compared to $64.7 million for the full year ended December 31, 2006.  As a percent of net revenue, this represents an increase from 40.8% for the year ended December 31, 2006 to 67.2% for the period from January 1, 2007 to May 20, 2007.  This increase was due entirely to the inclusion of a bonus accrual of approximately $21.8 million as part of the pending merger with Boulder Specialty Brands, Inc. on May 21, 2007. Excluding this amount, SG&A as a percentage of net revenue was 37.2%. Interest expense, which also includes amortization of deferred financing costs, was $1.0 million for the period compared with $2.2 million for the full year ended December 31, 2006.  Interest income, dividend and other income totaled $0.5 million, slightly less than the full year results of 2006.  The $9.4 million loss before taxes, resulting tax benefit of $3.8 million and net loss of $5.6 million for the period primarily reflect the impact of the bonus accrual.

Results of Operations for the Year Ended December 31, 2006

Net Revenue. Net revenue for GFA is comprised mainly of revenue from product brands. In addition, GFA licenses use of some of its patents and derives royalty income. For the year ended December 31, 2006 net revenue was $158.5 million. For the year ended December 31, 2006, royalty income amounted to $263,000. GFA’s increased sales volume was brought about by increased consumer demand for GFA’s core Smart Balance® Buttery Spread products and the introduction of new Smart Balance® products such as peanut butter, popcorn and cooking oil.

Cost of Goods Sold. GFA does not manufacture any of the products it currently sells. It negotiates the production of its products with contract manufacturers. Cost of goods sold includes the cost of the materials the contract manufacturer incurs on GFA’s behalf and a per unit fee the manufacturer charges GFA for production. For the year ended December 31, 2006, cost of goods sold was $69.8 million, or 46.2%. The increase was due to higher costs for soy, canola and palm oil, which are used in the production of GFA’s products.

Selling, General and Administrative. Selling, general and administrative expenses include costs for distribution, advertising, transportation, recruiting, training, human resources, marketing and depreciation. For the year ended December 31, 2006, selling, general and administrative expenses were $64.7 million. Selling, general and administrative expenses decreased as a percentage of revenue for the year ended December 31, 2006 to 40.8%. The increase in total expense was attributable primarily to trade deals and marketing costs, freight and handling charges and management fees. Increased trade deals and marketing costs resulted from an increase in spending on coupons and related redemption costs, including free-standing inserts and in-store promotions. Freight and handling costs increased due to the growth in sales discussed above and also from the utilization of additional third party warehouses around the country to better service customers. The management fee increase was principally due to a performance bonus recorded in the year ended December 31, 2006 in accordance with a transitional services agreement.

Interest Expense. For the year ended December 31, 2006, interest expense was $2.2, though decreasing to 1.4% of net revenue in the year ended December 31. 2006.

Interest, Dividend and Other Income. Interest, dividend and other income was $663,700 for the year ended December 31, 2006. The increase was due to having greater amounts of cash available for investment combined with higher interest rates on investments.

Income Taxes. For the year ended December 31, 2006, income tax expense was $9.1 million. The increase was primarily the result of higher taxable income.

Net Income. Net income for the year ended December 31, 2006 was $13.4 million. As described above, net income growth was driven by increased revenue, which was the result of increased sales volume. This revenue increase was partially offset by a higher percentage increase in cost of goods sold and an increase in selling, general and administrative costs.

GFA Cash Flows

Cash Flows  for the Period From January 1, 2007 to May 20, 2007

Cash provided by operating activities totaled $11.9 million for the period from January 1, 2007 through May 20, 2007.  This was due to a $21.6 increase in accounts payable and accrued expenses which was entirely attributable to a merger-related bonus accrual in the amount of $21.8 million, payable by Boulder Specialty Brands, Inc. as part of the merger agreement. This more than offset a $5.6 million net loss for the period and a $4.8 million increase in prepaid expenses which included the tax benefit associated with the bonus accrual. Trade working capital increased on higher accounts receivable partially offset by a reduction of inventory levels.

Cash provided by investing activities of $7.7 million for the period from January 1, 2007 through May 20, 2007 was primarily attributable to proceeds from the sale of investments of $15.2 million, partially offset by purchases of investments of $7.5 million.

Cash used in financing activities of $4.7 million for the period from January 1, 2007 through May 20, 2007 resulted from repayment of debt.

Cash Flows for the Year Ended December 31, 2006

Cash provided by operating activities totaled $15.9 million for the year ended December 31, 2006 and was generated by business operations, offset primarily by an increase in accounts receivable and inventory. The increase in cash flow from operations was reduced primarily due to the increase of accounts receivable of $1.7 million and the increase in inventory of $2.2 million for the year ended December 31, 2006. Sources of cash included $0.7 million for deferred income taxes, $1.5 million increase in accounts payable and accrued expenses, and $2.8 million increase in amounts due to related party for the year ended December 31, 2006.

Cash used in investing activities totaled $1.2 million for the year ended December 31, 2006, primarily attributable to the purchase of investments.

Cash used in financing activities of $14.0 million for the year ended December 31, 2006 resulted from paying principal on outstanding indebtedness.

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

Under the terms of both credit facilities, the Company is precluded from reacquiring its own shares.

Long term debt as of December 31, 2008 is as follows:

First lien term loan	$59,504,174
Second lien term loan	10,000,000
Total Debt:	69,504,174
Less: Current maturities	-
Total long term debt	$69,504,174

The Company is required to pay the following amounts in each of the next four years:

2009	$-
2010	-
2011	-
2012	157,421
Thereafter	69,346,753
Total	$69,504,174

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

Accounting for Warrants – Derivative Liability

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

Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer, chief operating officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

PART IV

Item 15.	Exhibits; Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules.

The following financial statements are presented at the end of this report:

•	Smart Balance’s financial statements for the years ended December 31, 2008, 2007 and 2006, together with the report of Ehrhardt Keefe Steiner & Hottman PC;

•	GFA’s financial statements for the period from January 1, 2007 to May 20, 2007, together with the report of Ehrhardt Keefe Steiner & Hottman PC; and

•	GFA’s financial statements for the year ended December 31, 2006, together with the report of McGladrey & Pullen, LLP.

(b)	Exhibits.

Exhibit No.	Description

2.1.1	Agreement and Plan of Merger by and among Boulder Specialty Brands, Inc., BSB Acquisition Co., Inc., GFA Holdings, Inc., and Stockholders’ Representative dated as of September 25, 2006[1]

2.1.2
Letter Agreement dated as of February 15, 2007 between Boulder Specialty Brands, Inc., TSG4, L.P. (as shareholders’ representative), GFA Holdings, Inc., and BSB Acquisition Co., Inc. to amend the Merger Agreement[3]

4.1	Restated Certificate of Incorporation of Smart Balance, Inc.[5]

4.2	Bylaws of Smart Balance, Inc. [2]

10.1	Promissory Note, dated June 21, 2005, issued to Stephen B. Hughes[2]

10.2	Promissory Note, dated June 21, 2005, issued to James E. Lewis[2]

10.3	Form of Registration Rights Agreement among Boulder Specialty Brands, Inc. and the Initial Stockholders[2]

10.4
Form of Founding Director Warrant Purchase Agreement among Boulder Specialty Brands, Inc., Messrs. Stephen B. Hughes and James E. Lewis, certain Directors of Boulder Specialty Brands, Inc. and a Senior Advisor[2]*

10.5	Form of Indemnity Agreement between Boulder Specialty Brands, Inc. and each of its directors and executive officers[2]*

10.6	Form of Non-Compete Agreement between Boulder Specialty Brands, Inc. and each of its officers and directors[2]*

10.7	Promissory Note dated February 15, 2007 executed by Boulder Specialty Brands, Inc. in favor of Stephen B. Hughes[3]

10.8	Securities Purchase Agreement between Boulder Specialty Brands, Inc. and certain investors dated as of September 25, 2006[1]

10.9	Letter Agreement dated as of February 15, 2007 between Boulder Specialty Brands, Inc. and certain investors to amend the Purchase Agreement[3]

10.10
First Lien Credit Agreement dated as of May 21, 2007 among BSB Acquisition Co., Inc., as borrower, Boulder Specialty Brands, Inc., as holdings, Bank of America, N.A., as administrative agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto and Banc of America Securities LLC, as sole lead arranger and sole book manager[5]

Exhibit No.	Description

10.11
Second Lien Credit Agreement dated as of May 21, 2007 among BSB Acquisition Co., Inc., as borrower, Boulder Specialty Brands, Inc., as holdings, Bank of America, N.A., as administrative agent, and the other lenders party thereto and Banc of America Securities LLC, as sole lead arranger and sole book manager[5]

10.12	Form of Registration Rights Agreement between Boulder Specialty Brands, Inc. and certain investors[2]

10.13	Smart Balance, Inc. Stock and Awards Plan[4]*

10.14	Processing and Packaging Agreement dated as of January 7, 2003, by and between GFA Brands, Inc. and Creative Foods LLC[5]

10.15	License Agreement dated as of June 18, 1996, by and between Brandeis University and GFA Brands, Inc.[5]

10.16	Manufacturing Agreement for Margarine and Spreads dated March 2, 2007 by and between GFA Brands, Inc. and Ventura Foods, LLC[5]

10.17	Form of Stock Option Award Agreement[5]*

10.18	Form of Change of Control Agreement[5]*

10.19	Amended and Restated Smart Balance, Inc. Inducement Award Plan[6]

10.20	Amended Form of Stock Option Agreement[7]*

10.21	Amended Form of Change of Control Agreement[7]*

18.1	Preferability Letter from Independent Public Accountants[8]

21.1	Subsidiaries

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC9

23.2	Consent of Ehrhardt Keefe Steiner & Hottman PC

23.3	Consent of McGladrey & Pullen, LLP

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to our current report on Form 8-K, filed with the SEC on September 27, 2007.

[2]	Incorporated by reference to our registration statement on Form S-1 or amendments thereto (File No. 333-126364).

[3]	Incorporated by reference to our current report on Form 8-K, filed with the SEC on February 16, 2007.

[4]	Incorporated by reference to our Definitive Proxy Statement filed with the SEC on April 27, 2007.

[5]	Incorporated by reference to our current report on Form 8-K filed with the SEC on May 25, 2007.

[6]	Incorporated by reference to our registration statement on Form S-8 or amendments thereto (File No. 333-156338).

[7]	Incorporated by reference to our current report on Form 8-K filed with the SEC on November 6, 2008.

[8]	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on May 9, 2008.

[9]	Incorporated by reference to our annual report on Form 10-K filed with the SEC on February 27, 2009.

*	Management remuneration contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 29th day of July, 2009.

SMART BALANCE, INC.

By:	/s/ Stephen B. Hughes
Stephen B. Hughes
Chairman and Chief Executive Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Smart Balance, Inc:

We have audited the accompanying consolidated balance sheets of Smart Balance, Inc and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008.   We also have audited the Company’s internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report.  Our responsibility is to express an opinion on these financial statements and the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

/s/ Ehrhardt Keefe Steiner & Hottman PC

Denver, Colorado
February 27, 2009

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$5,492,330	$37,648,754
Accounts receivable, net of allowance of: 2008 - $256,100 and 2007 - $228,871	14,282,956	11,733,117
Accounts receivable – other	691,823	799,470
Inventories	9,322,093	7,202,198
Prepaid taxes	708,828	6,517,833
Prepaid expenses and other assets	1,018,927	1,454,866
Deferred tax asset	650,100	1,079,509
Total current assets	32,167,057	66,435,747
Property and equipment, net	4,300,642	1,805,331
Other assets:
Goodwill	374,885,923	374,885,923
Intangible assets, net	155,223,243	159,645,634
Deferred costs, net	1,737,220	3,519,412
Other assets	221,516	74,975
Total other assets	532,067,902	538,125,944
Total assets	$568,535,601	$606,367,022

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$24,937,236	$20,355,419
Income taxes payable	1,080,466	1,035,149
Total current liabilities	26,017,702	21,390,568
Long term debt	69,504,174	119,504,174
Derivative liability	5,132,231	-
Deferred tax liability	46,268,286	53,293,528
Other liabilities	161,711	-
Total liabilities	147,084,104	194,188,270
Commitment and contingencies
Stockholders' equity

Series A Convertible Preferred stock, $.0001 par value, 50,000,000 shares authorized; 15,388,889 issued and outstanding, liquidation preference, $175,659,013 (converted on January 3, 2008)	-	175,659,013
Common stock, $.0001 par value, 250,000,000 shares authorized; 62,630,683 (2008) and 43,113,863 (2007) issued and outstanding	6,263	4,311
Additional paid in capital	507,377,418	315,479,759
Retained deficit	(85,932,184)	(78,964,331)
Total stockholders' equity	421,451,497	412,178,752
Total liabilities and stockholders' equity	$568,535,601	$606,367,022

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006

Net sales	$221,871,912	$111,038,295	$-
Cost of goods sold	126,903,498	58,715,013	-
Gross profit	94,968,414	52,323,282	-

Operating expenses:
Marketing	33,286,061	15,118,184	-
Selling	17,671,462	12,268,066	-
General and administrative	38,317,244	17,931,109	-
Performance based shares released from escrow	-	18,455,815	-
Formation and operating costs	-	-	1,924,602
Total operating expenses	89,274,767	63,773,174	1,924,602
Operating Income (loss)	5,693,647	(11,449,892)	(1,924,602)

Other income (expense):
Interest income	291,949	2,449,614	4,220,026
Interest expense	(9,049,019)	(9,677,881)	-
Loss on derivative liability	(5,132,231)	(45,556,199)	(15,266,445)
Other expense, net	(2,335,752)	(1,019,607)	-
Total other income (expense)	(16,225,053)	(53,804,073)	(11,046,419)
Loss before income taxes	(10,531,406)	(65,253,965)	(12,971,021)
(Benefit) provision for income taxes	(3,563,553)	(705,897)	808,140
Net loss	$(6,967,853)	$(64,548,068)	$(13,779,161)

Less: Unpaid dividends on convertible preferred stock	$-	$37,159,011	$-
Net loss available for common shares	$(6,967,853)	$(101,707,079)	$(13,779,161)

Net loss per share - basic and diluted	$(0.11)	$(4.12)	$(0.96)
Weighted average shares outstanding - basic and diluted	62,523,742	24,667,344	14,355,945

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006

Cash flows from operating activities
Net (loss)	$(6,967,853)	$(64,548,068)	$(13,779,161)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	6,279,127	4,023,543	-
Deferred income taxes	(6,595,836)	(2,767,763)	(555,283)
Accrued interest receivable in trust	-	-	(117,840)
Stock based compensation	14,895,940	6,689,477	-
Performance based shares released from escrow	-	18,455,815	-
Increase in derivative liabilities	5,132,231	45,556,199	15,266,445
Deferred interest income	-	(432,623)	432,623
Changes in assets and liabilities:
Accounts receivable	(2,549,839)	(619,994)	-
Inventories	(2,119,895)	(2,417,075)	-
Prepaid expenses and other current assets	6,352,591	(3,071,788)	(1,237)
Accounts payable and accrued expenses	4,642,305	(151,162)	1,173,673
Net cash provided by (used in) operating activities	19,068,771	716,561	2,419,220
Cash flows from investing activities
Purchase of GFA	-	(486,228,418)	-
Purchase of property and equipment	(2,920,405)	(1,744,002)	-
Purchase of intangible assets	-	(1,152,483)	-
Capitalization/recovery of legal fees	350,552	-	-
Proceeds from maturity of treasury bills – held in trust	-	-	698,691,157
Purchase of treasury bills – held in trust	-	-	(701,408,491)
(Increase) decrease in cash held in trust	-	101,073,611	(1,519)
Net cash (used in) investing activities	(2,569,853)	(388,051,292)	(2,718,853)
Cash flows from financing activities
Proceeds from issuance of long term debt	-	160,000,000	-
Repayment of debt	(50,000,000)	(40,495,826)	-
Proceeds from issuance of common stock	-	107,500,002	-
Proceeds from issuance of preferred stock	-	138,500,001	-
Proceeds from sale of warrants	-	76,515,668	-
Payments for offering and loan costs	-	(17,399,226)	(811,441)
Proceeds from (repayment of) advances from stockholders	-	(206,276)	131,607
Proceeds from stock-related legal settlement	1,344,658	-	-
Net cash provided by (used in) financing activities	(48,655,342)	424,414,343	(679,834)
Net increase (decrease) in cash for the period	(32,156,424)	37,079,612	(979,467)
Cash – Beginning of period	37,648,754	569,142	1,548,609
Cash – End of period	$5,492,330	$37,648,754	$569,142

See accompanying notes to the consolidated financial statements

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006

Supplemental disclosure of cash flow information:
Accrual of deferred acquisition costs	$-	$-	$3,163,628
Accrued dividend on Series A preferred stock	$-	$37,159,011	$-
Cash paid during the year for:
Income taxes, net of refunds	$(2,031,678)	$4,583,244	$1,020,000
Interest	$8,112,461	$9,214,891	$-

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Statement of Changes in Stockholders’ Equity
For the years ended December 31, 2008, 2007 and 2006

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Deficit	Stockholders’ Equity

Balance at December 31, 2005	-	$-	15,951,050	$1,595	$59,746,819	$(637,102)	$59,111,312
Issuance costs					(4,847)		(4,847)
Net loss for the year						(13,779,161)	(13,779,161)
Balance at December 31, 2006	-	-	15,951,050	1,595	59,741,972	(14,416,263)	45,327,304
Issuance of Series A convertible preferred shares	15,388,899	138,500,002					138,500,002
Issuance of common stock			14,410,188	1,441	107,498,561		107,500,002
Proceeds from public warrants			12,752,625	1,275	76,514,393		76,515,668
Stock compensation expense					6,689,477		6,689,477
Conversion of common stock held in escrow					19,661,116		19,661,116
Equity issuance costs					(13,763,685)		(13,763,685)
Performance based shares released from escrow					18,455,815		18,455,815
Reclassification of derivative liability on warrants to equity					77,841,121		77,841,121
Accrued dividend on convertible preferred stock		37,159,011			(37,159,011)		-
Net loss						(64,548,068)	(64,548,068)
Balance at December 31, 2007	15,388,899	175,659,013	43,113,863	4,311	315,479,759	(78,964,331)	412,178,752
Conversion of preferred stock	(15,388,899)	(175,659,013)	19,516,820	1,952	175,657,061		-
Stock compensation expense					14,895,940		14,895,940
Legal settlement, net of tax					1,344,658		1,344,658
Net loss						(6,967,853)	(6,967,853)
Balance at December 31, 2008	-	$-	62,630,683	$6,263	$507,377,418	$(85,932,184)	$421,451,497

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.	General

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

The weighted average amortization period is approximately 10.2 years.  The Company recognized approximately $56.8 million of deferred tax liabilities at the date of the acquisition of GFA, which amount represents the difference between the assigned values and tax bases of recognized assets acquired and liabilities assumed. The Company did not carry over any deferred tax liabilities from GFA.

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

	Year Ended December 31, 2007 Pro forma (unaudited)	Year Ended December 31, 2006 Pro forma (unaudited)

Net sales	$175,562,021	$137,404,155
Operating income (loss)	(853,895)	16,654,428
Net (loss)	(57,940,049)	(16,807,668)
Less: Unpaid dividends on cumulative preferred shares	37,159,011	37,159,011
Net (loss) available for EPS	(95,099,060)	(53,966,679)
(Loss) per share	$(3.15)	$(1.88)
Weighted average shares outstanding	30,194,539	28,766,133

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

Series A Convertible Preferred Stock:

In connection with the acquisition of GFA, the Company entered into a private placement transaction for common stock and Series A convertible preferred stock together with investor warrants, pursuant to a Securities Purchase Agreement dated September 25, 2006, as amended by letter agreement, dated February 15, 2007.  The Agreement included 14,410,188 of shares of common stock and 15,388,889 of Series A convertible preferred stock along with an equal number of investor warrants (the "Series A Warrants"). The Series A Warrants were determined to have a de minimis value as the Company has assessed the probability very low that the warrants would ever be exercisable.  The net proceeds of approximately $246 million received by the Company were used to fund a portion of the acquisition costs of GFA.

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

4.	Property and Equipment

Property and equipment consist of the following:

	December 31, 2008	December 31, 2007

Software development costs	$3,197,872	$701,249
Equipment	394,089	227,473
Furniture and fixtures	849,471	653,933
Leasehold improvements	331,873	270,245
Gross assets	4,773,305	1,852,900
Less: Accumulated depreciation	(472,663)	(47,569)
Property and equipment, net	$4,300,642	$1,805,331

Depreciation expense for the years ended December 31, 2008 and December 31, 2007 were $425,094  and $47,569, respectively.

5.	Intangible Assets

The following is a summary of intangible assets and goodwill as of December 31, 2008 and 2007:

	Gross Carrying Amount	Accumulated Amortization	Adjustments	Net Carrying Value
Patent technology	$40,000,000	$6,465,753	$-	$33,534,247
Supply relationship	1,000,000	112,935	-	887,065
Trademarks	121,152,483	-	(350,552)	120,801,931
Goodwill	374,885,923	-	-	374,885,923
December 31, 2008	$537,038,406	$6,578,688	$(350,552)	$530,109,166

	GrossCarrying Amount	Accumulated Amortization	Adjustments	Net Carrying Value
Patent technology	$40,000,000	$2,465,753	$-	$37,534,247
Supply relationship	1,000,000	41,096	-	958,904
Trademarks	121,152,483	-	-	121,152,483
Goodwill	374,885,923	-	-	374,885,923
December 31, 2007	$537,038,406	$2,506,849	$-	$534,531,557

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

Under the terms of both credit facilities, the Company is precluded from reacquiring its own shares.

Long term debt as of December 31, 2008 is as follows:

First lien term loan	$59,504,174
Second lien term loan	10,000,000
Total Debt:	69,504,174
Less: Current maturities	-
Total long term debt	$69,504,174

The Company is required to pay the following amounts in each of the next four years:

2009	$-
2010	-
2011	-
2012	157,421
Thereafter	$69,346,753
Total	69,504,174

8.	Stock-Based Compensation

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

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)

Shares at December 31, 2006	-	-	-
Options granted	8,797,500	$9.88	7.79
Options exercised	-	-	-
Options canceled/forfeited	-	-	-
Shares at December 31, 2007	8,797,500	9.88	7.79
Options granted	3,437,500	8.39	7.65
Options exercised	-	-	-
Options canceled/forfeited	(190,000)	10.03	7.45
Shares at December 31, 2008	12,045,000	$9.47	7.03

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

For the traditional service-based stock options, the Company estimated the fair value, as of the date of grant, using a Black-Scholes pricing model with the following assumptions:  risk-free interest rate of 3.53%-4.67%, expected life 7 years for the service-based options and 10 years for the market price-based options, no dividends and volatility of 35.9%-37.91%.  The cost of the service-based stock options is being amortized over a four year estimated vesting period.  In the case of the market price-based stock options, the Company used the Monte Carlo valuation model and the same assumptions noted above.  The Company recognizes compensation expense for the market price-based options over the estimated vesting period, which has been determined to be 2.75-4.82 years and 3.68-5.53 years for the $16.75 and $20.25 awards, respectively.

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

In conjunction with the variable-rate debt arrangements noted above, the Company entered into notional $80,000,000 of interest rate swap agreement on August 16, 2007 which is designed to provide a constant interest rate on the variable rate debt. The swap agreement expires on September 30, 2010. Under this swap agreement, the Company receives the difference between its fixed-rate interest payments and floating-rate payments based on LIBOR. The effect of this is to convert floating-rate interest expense based on LIBOR into fixed-rate interest expense. The arrangements require a cash payment for the quarterly difference between these two rates on the last day of each calendar quarter. For the quarter ended December 31, 2008, the Company paid 5.05% and received 3.76% with the cost increasing interest expense by $263,349. At December 31, 2008, the cost to settle this agreement with the counterparty based on the current interest rate markets at December 31, 2008 was $5,132,231. As of December 31, 2008, $10,495,826 of interest rate swaps did not have an underlying notional amount of debt exposure.

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

The reconciliation of the provision for income taxes based on the U.S. federal statutory income tax rate to our provision for income taxes was as follows:

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006

Expected federal statutory taxes at 35%	$(3,685,992)	$(22,186,348)	$(4,410,147)
Performance based shares released from escrow	—	6,274,977	—
Derivative liabilities	—	15,489,107	5,190,591
Valuation allowance	—	—	—
Other	122,439	(283,633)	27,696
(Benefit) Provision for income taxes	$(3,563,553)	$(705,897)	$808,140

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

The Company has state net operating loss ("NOL") carryforwards at December 31, 2008 of approximately $0.8 million for income tax purposes, which begin expiring in 2013.  A valuation allowance was not established for the realization of deferred tax assets, as the Company has determined that it is more likely than not that the assets will be fully utilized.

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

15.	Selected Quarterly Financial Data (unaudited)

The following table presents certain unaudited quarterly results for the years 2008 and 2007:

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	Full Year 2008

Revenues	$50,789,855	$47,989,930	$57,531,521	$65,560,606	$221,871,912
Operating income (loss)	1,960,108	(500,583)	2,575,329	1,658,793	5,693,647
Net (loss)	$(1,177,366)	$(1,535,425)	$(1,614,073)	$(2,640,989)	$(6,967,853)
Less unpaid dividends on cumulative preferred stock	-	-	-	-	-
Net (loss) available for common shares	$(1,177,366)	$(1,535,425)	$(1,614,073)	$(2,640,989)	(6,967,853)
(Loss) per share—diluted	$(0.02)	$(0.02)	$(0.03)	$(0.04)	$(0.11)
Diluted weighted average common shares outstanding	62,196,988	62,630,683	62,630,683	62,630,683	62,523,742

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	Full Year 2007

Revenues	$—	$18,675,769	$41,502,575	$50,859,951	$111,038,295
Operating income (loss)	(347,277)	636,526	915,226	(12,654,367)	(11,449,892)
Net (loss)	$(7,197,132)	$(13,654,027)	$(33,007,575)	$(10,689,334)	$(64,548,068)
Less unpaid dividends on cumulative preferred stock	—	1,244,603	2,817,868	33,096,540	37,159,011
Net (loss) available for common shares	(7,197,132)	$(14,898,629)	$(35,825,443)	$(43,785,874)	(101,707,079)
(Loss) per share—diluted	$(0.50)	$(0.71)	$(1.25)	$(1.27)	$(4.12)
Diluted weighted average common shares outstanding	14,355,945	20,848,447	28,766,133	34,433,180	24,667,344

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GFA Holdings, Inc and subsidiary:

We have audited the accompanying consolidated balance sheet of  GFA Holdings, Inc  and subsidiary (the “Company”) as of May 20, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the period from January 1, 2007 to May 20, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the  consolidated financial statements referred to above present fairly, in all material respects, the financial position of GFA Holdings, Inc.  and subsidiary as of May 20, 2007, and the results of their operations and their cash flows for the period from January 1, 2007 to May 20, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC

Denver, Colorado
July 29, 2009

REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Stockholders
GFA Holdings, Inc.
Cresskill, New Jersey

We have audited the accompanying consolidated balance sheet of GFA Holdings, Inc. and Subsidiary as of December 31, 2006, and the related consolidated statements of income, cash flows, and stockholders’ equity for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the balance sheet.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GFA Holdings, Inc. and Subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey and Pullen, LLP

New York, New York
March 19, 2007

GFA HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
As of May 20, 2007 and December 31, 2006

	May 20,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$17,293,420	$2,373,011
Investments	—	7,725,000
Accounts receivable, net of allowance for doubtful accounts and discounts of $199,094 and $199,485 in 2007 and 2006, respectively	11,443,774	8,713,726
Inventories	4,785,123	5,530,149
Prepaid expenses and other	4,902,222	121,314
Deferred taxes	235,358	1,015,599
Total current assets	38,659,897	25,478,799

Property and equipment, net	172,750	165,774
Other assets:
Goodwill	75,213,104	75,213,104
Other intangibles	17,000,000	17,000,000
Deferred financing costs, net of accumulated amortization of $2,899,079 and $1,945,123 in 2007 and 2006, respectively	—	953,956
Security deposits and other	64,982	64,982
Total other assets	92,278,086	93,232,042
Total assets	$131,110,733	$118,876,615
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities — long-term debt	$—	$4,725,000
Accounts payable	12,360,825	10,538,795
Accrued bonus payable	21,785,437	—
Accrued expenses	3,986,385	2,442,234
Due to related party	2,834,627	2,834,627
Income taxes payable	—	3,519,138
Total current liabilities	40,967,274	24,059,794
Deferred taxes	7,732,070	6,801,304
Commitment and contingencies (Note 8)
Stockholders' equity
Common stock:
Class A-1, $.001 par value, 700,000 authorized, 533,163 issued and outstanding	533	533
Class A-2, $.001 par value, 200,000 authorized, 25,123 issued and outstanding	25	25
Class L, $.001 par value, 100,000 authorized, 59,240 issued and outstanding	59	59
Additional paid-in capital	63,628,038	63,628,038
Common stock, no par value, authorized, issued and outstanding, 2,050 shares	—	—
Common stock — affiliate	—	—
Retained earnings	18,782,734	24,386,862
Total stockholders' equity	82,411,389	88,015,517
Total liabilities and stockholders' equity	$131,110,733	$118,876,615

See accompanying notes to the consolidated financial statements

GFA HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Income
Period from January 1, 2007 to May 20, 2007 and the Year ended December 31, 2006

	Period ended May 20, 2007	December 31, 2006

Net sales	$72,442,424	$158,467,632
Cost of goods sold	32,721,012	69,760,681
Gross profit	39,721,412	88,706,951
Selling, general and administrative expenses	48,673,859	64,652,479
Operating Income (Loss)	(8,952,447)	24,054,472

Other (income) expense:
Interest expense	969,269	2,166,209
Interest and dividend income	(254,777)	(462,295)
Other (income), net	(277,647)	(201,367)
	(436,845)	1,502,547
Income (loss) before income taxes	(9,389,292)	22,551,925
Provision (benefit) for income taxes	(3,785,164)	9,121,638
Net income (loss)	$(5,604,128)	$13,430,287

See accompanying notes to the consolidated financial statements

GFA HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Period from January 1, 2007 to May 20, 2007 and the Year ended December 31, 2006

	Period ended May 20, 2007	December 31, 2006

Cash flows from operating activities:
Net income (loss)	$(5,604,128)	$13,430,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,825	25,507
Amortization of deferred financing costs	953,956	1,212,131
Deferred taxes	1,711,008	746,587
Changes in assets and liabilities:
Accounts receivable	(2,730,048)	(1,698,933)
Inventories	745,026	(2,242,053)
Prepaid expenses and other	(4,780,908)	5,260
Accounts payable and accrued expenses	21,632,479	1,543,552
Due to related party	—	2,834,627
Net cash provided by operating activities	11,938,210	15,856,965
Cash flows from investing activities:
Purchase of property and equipment	(17,801)	(7,070)
Proceeds from sale of securities	15,225,000	14,525,000
Purchases of investments	(7,500,000)	(15,750,000)
Due to related party, net	—	11,869
Net cash (used in) investing activities	7,707,199	(1,220,201)
Cash flows from financing activities:
Repayments of long-term debt	(4,725,000)	(14,000,000)
Net cash (used in) provided by financing activities	(4,725,000)	(14,000,000)
Net increase (decrease) in cash and cash equivalents	14,920,409	636,764
Cash and cash equivalents:
Beginning	2,373,011	1,736,247
Ending	$17,293,420	$2,373,011
Cash paid during the year for:
Income taxes	$2,845,000	$6,046,598
Interest	$39,818	$1,156,376

See accompanying notes to the consolidated financial statements

GFA HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
Period from January 1, 2007 to May 20, 2007 and the Year ended December 31, 2006

	Common Stock						Additional		Total
	Class A-1		Class A-2		Class L		Paid-In	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2005	533,163	$533	25,123	$25	59,240	$59	$63,628,038	$10,956,575	$74,585,230
Net income	-	-	-	-	-	-	-	13,430,287	13,430,287
Balance, December 31, 2006	533,163	533	25,123	25	59,240	59	63,628,038	24,386,862	88,015,517
Net (loss)								(5,604,128)	(5,604,128)
Balance, May 20, 2007	533,163	$533	25,123	$25	59,240	$59	$63,628,038	$18,782,734	$82,411,389

See accompanying notes to the consolidated financial statements

GFA HOLDINGS, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Basis of Presentation: The consolidated financial statements include GFA Holdings, Inc. (“Holdings”) and its wholly owned subsidiary, GFA Brands, Inc. (a Delaware Corporation), collectively referred to as “the Company”. All intercompany balances and transactions have been eliminated.

On February 5, 2004, Holdings was organized and on March 31, 2004 acquired certain assets of New Industries Corporation, formerly known as GFA Brands, Inc. (an Ohio Corporation), referred to as “GFA Ohio”. On the same date, Holdings issued 100,000 shares of common stock to Fitness Foods, Inc. (“FFI”) in exchange for certain of FFI’s assets as part of a contribution agreement between FFI and the Company (see Note 3).

On May 21, 2007, Holdings was sold to Boulder Specialty Brands, Inc., who changed its name after the acquisition to Smart Balance, Inc.  These statements cover the operating results for the period from January 1, 2007 to May 20, 2007 and the balance sheet at May 20, 2007 and for the year ended December 31, 2006.

Business: The Company distributes a line of heart healthy and low fat food products under specific brand names, primarily through territorial food brokers, supermarket chains, military commissionaires, and other distributors throughout the United States.

Cash and Cash Equivalents: For the purposes of reporting cash flows, the Company considers all overnight investments and money market funds to be cash equivalents. The Company maintains its cash in bank deposit accounts, which at times may exceed Federally insured limits.

Investments: The Company invests excess cash in various marketable equity securities which consisted primarily of auction rate securities. The investments are managed by the Company with the objective of minimizing the risk of loss of principal while maximizing returns. At times, these objectives may cause sales of investments before their maturity; therefore, they are classified as investments available for sale. These investments are carried at fair value, which amounted to zero at May 20, 2007 and $7,725,000 at December 31, 2006. Realized and unrealized gains and losses during the period were not material. The cost of investments sold is based on the specific identification method.

Accounts Receivable: Accounts receivable are carried at original invoice amount less allowances for cash discounts and doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The Company does not charge interest on past due receivables.

Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market and consist of finished goods.

Property and Equipment: Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement.

Goodwill: Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that impairment may have occurred. The impairment analysis for goodwill includes a comparison of the Company’s carrying value (including goodwill) to the Company’s estimated fair value. If the fair value of the Company does not exceed its carrying value, then an additional analysis is performed to allocate the fair value to all assets and liabilities of the Company as if the Company had been acquired in a business combination and the fair value was its purchase price. If the excess of the fair value of the Company over the fair value of its identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference.

GFA HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

In assessing the fair value of the Company, management must make assumptions about estimated future operating results and resulting cash flows and consider other factors, including comparable company information. Assumptions about future sales and cash flows require significant judgment involving economic conditions, the fluctuation of actual revenues and the timing of expenses. Management develops future sales estimates based on available customer information, planned timing of new products, planned timing and cost of promotional events and historical trends. Estimates of future cash flows assume that expenses will grow at rates consistent with historical rates. If the expected cash flows are not realized, impairment losses, may be recorded in the future.

Management tests for impairment annually at December 31 of each year and has determined that no impairment was required to be recognized during the year ended December 31, 2006.

Other Intangibles: Other intangibles are comprised of indefinite life intangible assets which are not amortized but are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. In assessing the recoverability of indefinite life intangible assets, the Company must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.

Assumptions about future revenue and cash flows require significant judgment because of the fluctuation of actual revenue and the timing of expenses. The Company’s management develops future revenue estimates based on projected growth and other factors. Estimates of future cash flows assume that expenses will grow at rates consistent with historical rates. If the expected cash flows are not realized, impairment losses may be recorded in the future.

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

Impairment of Long-Lived Assets: The Company evaluates long-lived assets, which includes leasehold improvements and equipment and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write down-would be recorded to reduce the related asset to its estimated fair value. No impairment was required to be recognized during the year ended December 31, 2006.  No impairment was noted in the period from January 1, 2007 to May 20, 2007.

Deferred Financing Costs: The Company capitalized financing costs and fees incurred related to the procurement of its long-term debt. The Company is amortizing such costs as additional interest expense over the lives of the respective loans using the effective interest method.  In February 2007, Holdings repaid all of its debt outstanding and accordingly wrote off its unamortized deferred financing costs.

GFA HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Revenue Recognition: Revenue is recognized when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the receipt of product by the customer. The earnings process is complete once the customer order has been placed and approved and the product shipped and received by the customer. Product is sold to customers on credit terms established on an individual basis. The credit factors used include historical performance, current economic conditions and the nature and volume of the product. The Company offers its customers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and co-op advertising. Incentives that result in an identifiable benefit to the Company, where the value can be reasonably estimated, are included as a component of selling expenses. Incentives that do not meet this criteria are included as a reduction of revenue. The Company sells their products to customers without the right of return and is not obligated to accept any returns.

Shipping and Handling: Shipping and handling charges are included as a component of selling expenses, and amounted to $4,302,563 for the period from January 1, 2007 to May 20, 2007 and $9,254,979 for the year ended December 31, 2006.

Advertising: Advertising costs are charged to operations (selling, general and administrative expenses) when incurred and amounted to $11,918,461 for the period January 1, 2007 to May 20, 2007 and $22,167,467 for the year ended December 31, 2006.

Research and Development: Research and development costs are charged to operations when incurred and amounted to $41,353 for the period from January 1, 2007 to May 20, 2007 and $98,453 for the year ended December 31, 2006.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Taxes: Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred taxes and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Recently Issued Accounting Pronouncements: In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the Company to recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 did not have an effect on the Company’s statements.

GFA HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

In March 2006, Statement No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (“FAS 156”), was released. FAS 156 amends Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”), to require that all separately recognized servicing assets and liabilities in accordance with FAS 140 be initially measured at fair value, if practicable. Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. FAS 156 did not have an effect on the Company’s statements.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 did not have an effect on the Company’s statements.

Note 2—Major Customer

The Company has one  major customer that accounted for approximately 18% of sales for the period January 1, 2007 to May 20, 2007 and two major customers that accounted for 23% of sales for the year ended December 31, 2006. The aggregate account receivable from this customer amounted to approximately $1.7 million and 16% of the total accounts receivable at May 20, 2007 and $2,100,000 and 24% of the total accounts receivable at December 31, 2006.

Note 3—Acquisition

On March 31, 2004, the Company’s business, as described in Note 1, was acquired from New Industries Corporation for $85,535,962, of which $82,000,000 was paid in cash. On the same date, the Holdings issued 100,000 shares of common stock value at $10,000,000 to Fitness Foods, Inc. (“FFI”) in exchange for certain of FFI’s assets as part of a contribution agreement between FFI and the Holdings. These transactions have been accounted for as a business combination under SFAS No. 141, “Business Combinations” (“SFAS 141”) and the result of operation of GFA Ohio and FFI are included in the consolidated financial statement since the date of acquisition. Pursuant to SFAS 141, Holdings was the acquiring entity in the business combination (which Holdings accounted for as a purchase) because Holding’s’ stockholders other than the FFI stockholders control over 82% of Holding’s voting stock. The net purchase price, including expenses directly related to the transaction of approximately $11,604,000, was approximately $107,139,000. The consideration for this transaction was raised through the issuance of common shares, the acquisition of a revolving line of credit and two term loans, and certain affiliated debt.

In connection with the incorporation of the Holdings and the acquisition of GFA Brands, Inc. and certain of the assets of FFI, Holdings authorized 700,000 and issued 533,163 Class A-1 common shares valued at $533, and authorized 100,000 and issued 59,240 Class L common shares valued at $59 and the initial capitalization was $63,603,532.

GFA HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of the estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition:

	New Industries Corp	FFI
	or GFA Ohio	Contribution	Total

Working capital assets	$17,504,613	$4,495	$17,509,108
Property and equipment	132,646	6,480	139,125
Trademark inclusive of patent technology	7,010,975	9,989,025	17,000,000
Goodwill	75,213,104	—	75,213,104
Other assets	12,000	—	12,000
Working capital liabilities	(2,733,844)	—	(2,733,844)

	$97,139,494	$10,000,000	$107,139,494

Note 4—License

A substantial portion of the Company’s business depends upon its exclusive license of certain technology from Brandeis University. This license agreement, dated June 1996, imposes certain obligations upon the Company, such as diligently pursuing the development of commercial products under the licensed patents. The agreement expires at the end of each patent period or seventeen years after the agreement execution date for products which do not have patents and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that GFA has failed to meet its obligations under the license agreement, Brandeis could seek to limit or terminate the Company’s license rights. Royalties to Brandeis for the period from January 1, 2007 to May 20, 2007 were approximately $328,115 and for the year ended December 31, 2006 were approximately $715,000.

Note 5—Property and Equipment

Property and equipment as of May 20, 2007 and December 31, 2006 consists of the following:

	May 20, 2007	December 31, 2006

Machinery and equipment	$147,342	$144,041
Furniture and fixtures	50,610	50,610
Leasehold improvements	44,611	30,111
	242,563	224,762
Less: Accumulated depreciation and amortization	69,813	58,988
	$172,750	$165,774

GFA HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Note 6—Intangible Assets

The following is a summary of intangible assets acquired and goodwill as of December 31, 2006:

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

Not subject to amortization:
Trademarks, inclusive of patented technology	$17,000,000	$—	$17,000,000
Goodwill	75,213,104	—	75,213,104
	$92,213,104	$—	$92,213,104
Deferred financing costs – subject to amortization	$2,899,079	$1,945,123	$953,956

The following is a summary of intangible assets acquired and goodwill as of May 20, 2007:

	May 20, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

Not subject to amortization:
Trademarks, inclusive of patented technology	$17,000,000	$—	$17,000,000
Goodwill	75,213,104	—	75,213,104
	$92,213,104	$—	$92,213,104
Deferred financing costs – subject to amortization	$2,899,079	$2,899,079	$—

Note 7—Long-Term Debt

In March 2004, the Company’s wholly owned subsidiary, GFA Brands, Inc., entered into an agreement with a bank that provided for a revolving credit facility, through September 2009, of up to $5,000,000 with interest at LIBOR plus or the Federal funds effective rate plus, as determined by the Company. The LIBOR margin ranged from 3.5% to 4.5% and the Federal funds effective margin ranged from 2% to 2.5% based on the ratio of the Company’s total funded debt to adjusted EBITDA ratio. The revolving credit facility was subject to an unused commitment fee of 0.5% per annum based on the average aggregate amount of available borrowings.

The agreement also provided for term loan A and term loan B notes in an aggregate amount of $32,500,000 and $7,500,000, respectively. The term loan A notes were payable through September 30, 2009, with quarterly payments commencing June 30, 2004. The term loan B notes were payable through March 31, 2010, with quarterly payments commencing June 30, 2007. Interest rates on both term loans were consistent with those applicable to the revolving line of credit.

In May 2005, GFA Brands, Inc. entered into an amended credit agreement that, among other things, cancelled their $5,000,000 revolving credit facility, for which there were no outstanding borrowings.

Additionally, the Company’s term loan A notes and term loan B notes aggregating $27,625,000 at the time of the amendment were modified, and new term loan A notes were issued.

GFA HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The new term loan A notes provide for an aggregate principal amount of $27,625,000 through March 31, 2011 with quarterly payments commencing June 30, 2005. Interest rates are at LIBOR plus 2% or the Federal funds effective rate plus 0.5%, as determined by the Company.

In February, 2007, the Company paid down the balance remaining under this loan agreement in the amount of $4,725,000.

The Company may prepay the loans upon notice to the lender. Each prepayment will be applied to the relevant loans to reduce the remaining installments on a pro rata basis. Term loan prepayments are not available for reborrowing.

At December 31, 2006, the term loan outstanding amounted to $4,725,000, payable with a 30-day rate at 5.35% plus 2%.  This loan was included in current maturities.

The above debt was collateralized by all the assets of GFA Brands, Inc. and is guaranteed by Holdings. The agreement contains certain restrictive covenants, including maintenance of certain financial ratios. The term loan A notes were repaid in full during February 2007.

Note 8—Stockholders’ Equity

In connection with the incorporation of Holdings and the acquisition of GFA Ohio (Note 1), Holdings authorized 700,000 and issued 533,163 (including 443,163 shares for cash to unrelated parties as part of the initial capitalization) Class A-1 common shares, and authorized 100,000 and issued 59,240 (including 49,240 shares for cash to unrelated parties as part of the initial capitalization) Class L common shares. These shares were issued at an average of $107 above par, net of $25,000 of offering costs, resulting in an initial capital contribution of $63,603,532. Fitness Foods, Inc., a related party (Note 9), owns 90,000 of the Class A-1 shares and 10,000 of the Class L shares, for which they contributed $10,000,000 of tangible and intangible assets to the Company, with an estimated fair value of $10,000,000.

Holdings also authorized the issuance of 200,000 Class A-2 common shares. The 25,123 Class A-2 common shares were issued to various employees of the Company at approximately $1 above par, resulting in a capital contribution of $25,123.

The Class A-1 common shares are referred to as the “Voting Class A Common Shares”. The holders of the Voting A-1 Common Shares have and possess all powers and voting rights pertaining to the shares of the Company. The Class L common shares are entitled to receive all distributions until there has been paid an amount equal to the Class L base amount plus an amount sufficient to generate an internal rate of return equal to 10% per annum, compounded quarterly. After fulfilling the requirement of the Class L shares, any additional distributions will be made to the Class A shares. The Class A-2 common shares are non-voting shares and contain limited rights.

In connection with the acquisition of Fitness Foods, Inc. assets (Note 3), Fitness Foods, Inc. was also granted a “put option” which entitles them, upon the occurrence of a change-of-control event, to require the Company to purchase all of their Class A-1 common shares for $10 per share and their Class L common shares for $910 per share. In connection with the proposed merger agreement (Note 13), Fitness Foods, Inc. has agreed to waive this option.

GFA HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Note 9—Commitments and Contingencies

Lease Commitments: The Company leases office space in New Jersey and Missouri under separate lease agreements that expire on March 31, 2007 and June 30, 2008, respectively. The New Jersey lease is with a related party (Note 10) and contains an option to renew for one lease term of three years. Subsequent to December 31, 2006 the New Jersey lease has been extended on a month to month basis effective April 1, 2007.

Rent expense for the period from January 1, 2007 to May 20, 2007 was approximately $40,250 and for the year ended December 31, 2006 was approximately $91,300.

Litigation: The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

Commitment: As of December 31, 2006 and May 20, 2007, the Company was committed to purchasing approximately $4.7 million and $16.3 million, respectively, of peanuts, palm, soy and canola oil products during the next year.

Note 10—Related Party Transactions

In connection with the acquisition of certain assets as discussed in Note 3, the Company has a Transitional Services Agreement with New Industries Corporation, a company controlled by the shareholders of Fitness Foods, Inc. to provide the Company certain sales and marketing, management, administration and operational services.

The Company amended the Transitional Services Agreement in 2005 to extend the term to the earlier of six months after a sale transaction or June 30, 2007. Base fees in connection with this agreement are $141,667 per month. The agreement also contains a provision for an additional payment, an EBITDA bonus, in an amount equal to ten percent of the Company’s adjusted EBITDA for the fiscal year ending December 31, 2006. The EBITDA bonus is payable on the later of the termination of the agreement or thirty days after the receipt of audited financial statements for the fiscal year ending December 31, 2006.

In July 2006, the Transitional Services Agreement was amended to include a provision for an additional payment, an EBITDA bonus, in an amount equal to ten percent of the Company’s adjusted EBITDA for the fiscal year ending December 31, 2006. The EBITDA bonus is payable on the later of the termination of the agreement or thirty days after the receipt of audited financial statements for the fiscal year ending December 31, 2006 and is included with due to related party at December 31, 2006. The Company expensed approximately $2,835,000 relating to the EBITDA bonus for the year ended December 31, 2006 and this amount is included with management fees, a component of selling, general and administrative expenses.

The Company expensed approximately $4,535,000 during the year ended December 31, 2006 related to the base fees and EBITDA bonus.

GFA HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The Transitional Services Agreement also contains a provision for an additional payment, a sale bonus, in connection with the sale transaction with Boulder Specialty Brands, Inc. (Note 13), in an amount equal to five percent (5%) of the consideration that is actually received by the holders of all outstanding shares of GFA Holdings, Inc.’s Class A-1 Common Stock and Class A-2 Common Stock. Ninety percent (90%) of the non-contingent portion of the sales bonus shall be payable in cash at the closing of the sale transaction. The remainder of the sale bonus shall be payable upon the later to occur of the agreement termination date or when the consideration is actually received by the holders of the Class A-1 Common Stock and Class A-2 Common Stock. No amounts were accrued under the sale bonus provision for the year ended December 31, 2006, as the sale transaction was not yet complete. In May 2007, $19,047,823 was accrued since the sale was expected to be completed on May 21, 2007.

The Company has also entered into an agreement with an employee for the payment of a sale bonus in the event of the successful completion of the sale of the Company. No amounts were accrued under this sale bonus for the year ended December 31, 2006, since the sale transaction was not yet complete. In May, 2007, $2,737,614 was accrued since the sale was expected to be completed on May 21, 2007.

The Company has a Management Agreement with Mason Sundown Management, LLC, an entity controlled by certain shareholders of the Company. The agreement provides for management and advisory services to the Company for an annual management fee of $500,000 commencing March 31, 2004. The Company expensed $500,000 during the year ended December 31, 2006.

The Company leases its New Jersey office space from Woodland Company, an entity controlled by the shareholders of Fitness Foods, Inc. The agreement provides for annual lease payments of $78,000 commencing April 1, 2004 through March 31, 2007. The Company expensed $78,000 for the year ended December 31, 2006.

Note 11—Employee Benefit Plan

The Company sponsors a profit sharing and 401(k) plan, which provides for matching contributions and profit sharing contributions for eligible participating employees. The Company’s contribution to the profit sharing and 401(k) plan amounted to approximately $128,000 for the year ended December 31, 2006. The amount for the period January 1, 2007 to May 20, 2007 was not material.

Note 12—Income Taxes

The components of income tax expense for the period from January 1, 2007 to May 20, 2007 and for the year ended December 31, 2006, are as follows:

	January 1 to May 20, 2007	December 31, 2006

Current:
Federal	$(4,633,866)	$6,345,209
State	(862,306)	2,029,842
	(5,496,172)	8,375,051
Deferred:
Federal	1,442,564	(1,013,949)
State	268,444	1,760,536
	1,711,008	746,587
	$(3,785,164)	$9,121,638

GFA HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The following is a reconciliation between the amount of reported income tax expense and the tax at the federal statutory rate for the period from January 1, 2007 to May 20, 2007 and for the year ended December 2006:

	January 1 to May 20, 2007	December 31, 2006

Tax at federal rate	$(3,192,359)	$7,667,654
State and local taxes, net of federal benefit	(593,863)	1,422,176
Nondeductible expenses	1,058	—
Other	—	31,808
	$(3,785,164)	$9,121,638

Net deferred tax liabilities consist of the following components as of May 20, 2007 and December 31, 2006:

	May 20, 2007	December 31, 2006
Deferred tax assets (liabilities):
Accounts receivable allowances	$71,630	$71,788
Inventory capitalization	155,369	142,248
Contributions	8,359	—
Property and equipment	17,183	16,271
Intangibles	(7,357,292)	(6,817,576)
Deferred loan fees	(391,961)	(391,961)
EBITDA bonus	—	1,193,525
	$(7,496,712)	$(5,785,705)

The components that give rise to the net deferred tax liabilities described above have been included in the accompanying balance sheet as of May 20, 2007 and December 31, 2006 are as follows:

	May 20, 2007	December 31, 2006

Current assets	$235,358	$1,015,599
Noncurrent liabilities	(7,732,070)	(6,801,304)
	$(7,496,712)	$(5,785,705)

GFA HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Note 13—Subsequent Event

On May 21, 2007, as part of the merger agreement, Smart Balance, Inc., formerly known as Boulder Specialty Brands, Inc., acquired 100% of the stock of GFA Holdings, Inc., the parent company of GFA Brands, Inc.  Concurrent with this acquisition, Boulder Specialty Brands, Inc. changed its name to Smart Balance, Inc. The cost of the acquisition was approximately $491 million.  Under the GFA merger agreement, stockholders of GFA Holdings were paid approximately $491 million in cash which included the assumption of post-closing bonus payments, net of tax benefits.

Note 14—Selling, General and Administrative Expenses

The major components of the selling, general and administrative expenses for the period from January 1, 2007 to May 20, 2007 and for the year ended December 31, 2006 include the following:

	January 1, 2007 to May 20, 2007	December 31, 2006

Advertising	$11,918,461	$22,167,467
Trade deal costs	4,839,957	11,095,757
Other marketing costs	2,988,916	8,039,559
Freight and handling charges	4,302,563	9,254,979
Management fees	19,964,490	5,050,867
Broker commissions	1,636,365	3,320,444
Other	3,023,107	5,723,806
	$48,673,859	$64,652,479