Form 10-Q
period 2009-06-30
SMART BALANCE, INC.
filed 2009-08-06
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2009         Commission File Number 001-33595

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

As of August 5, 2009 the Registrant had 62,630,683 shares of common stock, par value $.0001 per share, outstanding.

SMART BALANCE, INC.

i

Part I.        Financial Information
Item 1.       Financial Statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,260	$5,492
Accounts receivable, net of allowance of: 2009 – $318 and 2008 - $256	13,059	14,283
Accounts receivable - other	708	692
Inventories	6,010	9,322
Prepaid taxes	1,035	709
Prepaid expenses and other assets	10,759	1,019
Deferred tax asset	439	650
Total current assets	37,270	32,167
Property and equipment, net	4,377	4,301
Other assets:
Goodwill	374,886	374,886
Intangible assets, net	153,190	155,223
Deferred costs, net	1,475	1,737
Other assets	621	222
Total other assets	530,172	532,068
Total assets	$571,819	$568,536
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$25,598	$24,938
Income taxes payable	1,407	1,080
Total current liabilities	27,005	26,018
Long term debt	64,504	69,504
Derivative liability	4,075	5,132
Deferred tax liability	44,043	46,268
Other liabilities	565	163
Total liabilities	140,192	147,085
Commitment and contingencies
Stockholders' equity
Preferred stock, $.0001 par value, 50,000,000 sharesauthorized	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized; 62,630,683 (2009) and 62,630,683 (2008) issued and outstanding	6	6
Additional paid in capital	515,415	507,377
Retained deficit	(83,794)	(85,932)
Total stockholders' equity	431,627	421,451
Total liabilities and stockholders' equity	$571,819	$568,536

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six Months ended June 30, 2009	Six Months ended June 30, 2008

Net sales	$58,185	$47,990	$120,784	$98,780
Cost of goods sold	29,912	28,113	64,257	56,053
Gross profit	28,273	19,877	56,527	42,727

Operating expenses:
Marketing	8,820	7,395	17,620	14,793
Selling	4,270	3,408	8,787	7,555
General and administrative	12,664	9,574	24,393	18,920
Total operating expenses	25,754	20,377	50,800	41,268
Operating income (loss)	2,519	(500)	5,727	1,459

Other income (expense):
Interest income	1	13	2	264
Interest expense	(1,202)	(1,989)	(2,335)	(5,221)
Other income (expense), net	(310)	(37)	(453)	(978)
Total other income (expense)	(1,511)	(2,013)	(2,786)	(5,935)
Income (loss) before income taxes	1,008	(2,513)	2,941	(4,476)
Provision (benefit) provision for income taxes	15	(978)	802	(1,763)
Net income (loss)	$993	$(1,535)	$2,139	$(2,713)

Income (loss) per share:
Basic	$0.02	$(0.02)	$0.03	$(0.04)
Diluted	$0.02	$(0.02)	$0.03	$(0.04)
Weighted average shares outstanding:
Basic	62,630,683	62,630,683	62,630,683	62,415,028
Diluted	62,820,162	62,630,683	62,764,122	62,415,028

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended June 30, 2009	Six months ended June 30, 2008

Cash flows from operating activities
Net income (loss)	$2,139	$(2,713)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,693	3,221
Deferred income taxes	(2,014)	(2,220)
Stock based compensation	8,037	7,197
Interest rate swaps	(1,057)	-
Changes in assets and liabilities:
Accounts receivable	1,224	1,363
Inventories	3,311	(3,764)
Prepaid expenses and other current assets	(10,082)	(4,510)
Accounts payable and accrued expenses	990	592
Net cash provided by (used in) operating activities	5,241	(834)
Cash flows from investing activities
Purchase of property and equipment	(473)	(1,457)
Capitalization/recovery of legal fees	-	350
Net cash (used in) investing activities	(473)	(1,107)
Cash flows from financing activities
Repayment of debt	(5,000)	(30,000)
Net cash (used in) financing activities	(5,000)	(30,000)
Net (decrease) in cash for the period	(232)	(31,941)
Cash - Beginning of period	5,492	37,649
Cash - End of period	$5,260	$5,708
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,774	$716
Interest	$3,208	$5,211
Supplemental disclosure of non-cash activity:
Conversion of Series A Convertible Preferred Stock	$-	$175,659

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

The accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Smart Balance, Inc. included in the Company's 2008 annual report on Form 10-K and Amendment No. 1 thereto. Certain amounts have been reclassified to conform with the current year's presentation.

The reported results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement.  The Company capitalized software development costs related to its Enterprise Resource Planning (ERP) and Trade Promotion Spend (TPS) management software packages.  Amortization of these costs commenced in May 2008 and January 2009, respectively, when the programs were fully ready for their intended use.

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

Stock Based Compensation Expense

The Company complies with the requirements of SFAS No. 123(R) “Share-Based Payment,” for measuring its stock based compensation expense.  SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value and to recognize this cost over the requisite service period.

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

The Company offers its customers and consumers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and co-op advertising; such amounts are estimated and recorded as a reduction in revenue. For interim reporting, the Company estimates the total annual sales incentives for most programs and records a pro rata share in proportion to forecasted annual revenue.  As a result, the Company has recorded a prepaid asset at June 30, 2009 of $9,917 which will be charged to expense over the remaining two quarters.  The Company sells their products to customers without the right of return and is not obligated to accept any returns.

Net Income (Loss) per Share of Common Stock

Net income (loss) per share is computed by dividing net income or loss applicable to common stockholders by the weighted-average shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average shares outstanding adjusted for any additional common shares that would have been outstanding if all of the potential dilutive common shares had been issued. Potential dilutive common shares outstanding would primarily include stock options and founders’ warrants.  At June 30, 2009, 1,746 stock options were dilutive because their exercise price was less than the weighted average market price, including the unrecognized compensation expense related to such shares.  In addition, the founders’ warrants were dilutive because the weighted average market price was in excess of their exercise price, which resulted in 131,693 additional shares being assumed issued during the first half of 2009.

The following table summarizes stock options not included in the computation of diluted earnings per share:

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008

Stock options excluded due to option price being greater than market value	11,690,000	10,985,000	11,690,000	10,985,000

Stock options excluded due to anti-dilution	508,349	62,500	515,754	62,500

Founding director warrants excluded due to anti-dilution	-	1,000,000	-	1,000,000

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short term trade receivables, payables and note payables.  The carrying value of cash and cash equivalents and short term receivables and payables approximate fair value because of their short maturities.  The Company’s note payable is determined by quoted market prices that are reset every three months and, therefore, approximates fair value.  At June 30, 2009 and December 31, 2008, the Company used the income approach to determine the fair value of the interest rate swap utilizing the present value techniques and had recorded $4,075 and $5,132, respectively, as non-current liabilities.  The fair value measurement used to determine this amount was based on SFAS 157, “Fair Value Measurements”, which requires a three-tier fair value hierarchy that prioritizes inputs to measure fair value.  These tiers include: Level 1, defined as inputs, such as unadjusted quoted prices in an active market for identical assets or liabilities; Level 2, defined as inputs other than quoted market prices in active markets that are either directly or indirectly observable; or Level 3, defined as unobservable inputs for use when little or no market value exists therefore requiring an entity to develop its own assumptions.  The Company used Level 2 inputs to measure fair value at June 30, 2009 and December 31, 2008.

Research and Development

Research and development expenses are charged to operations when incurred and amounted to $184 and $49 for the three months ended June 30, 2009 and 2008, respectively, and $272 and $90 for the six months ended June 30, 2009 and 2008, respectively.

Derivative Instruments

The Company uses certain financial instruments to manage its commodity price and interest rate risks.  The Company maintains commodity price risk management strategies that seek to reduce significant, unanticipated earnings fluctuations that may arise from volatility in commodity prices, principally through the use of derivative instruments, mostly through the purchase of forward contracts with its suppliers, or in the case of milk, through the U.S. commodity markets.  The Company also uses interest rates swaps to cover its exposure to changes in interest rates.

Except for the purchase of forward contracts with its suppliers which the Company has designated as normal course purchases under SFAS No. 133 , and, as such, recognizes the underlying contract costs as part of its normal inventory purchases, the Company records derivative financial instruments at fair value in its consolidated balance sheets as either current assets or current liabilities.  Cash flows from these hedging instruments are classified in the same manner as the affected hedged item in the consolidated statements of cash flows.

The Company considers all derivative instruments to be economic hedges but has not designated the instruments for hedge accounting treatment under SFAS No. 133.  As a result, the Company recognizes gains and losses directly as a component of Other income (expense), except for its purchase of forward contracts which are treated as described above.

Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2009, no valuation allowances were recorded.

Advertising

Advertising costs are charged to operations (classified as marketing expenses) and amounted to $5,454 and $4,876 for the three months ended June 30, 2009 and 2008, respectively, and $10,611 and $9,639 for the six months ended June 30, 2009 and 2008, respectively.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short term investments and trade receivables. The Company maintains the majority of its cash and cash equivalents in the form of demand deposits with financial institutions that management believes are creditworthy. At June 30, 2009, the cash balances in these institutions exceeded federally insured amounts. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base. The Company does have one customer that accounted for approximately 18% and 19% of sales during the three and six months ended June 30, 2009, respectively. The aggregate accounts receivable from this customer amounted to approximately 15% of the accounts receivable balance outstanding at June 30, 2009. The Company also has one product, “spreads,” which, for the three and six months ended June 30, 2009, accounted for approximately 75% of total revenue.  Approximately 81% of the Company’s revenues during the three and six months ended June 30, 2009 came from products utilizing a license from Brandeis University.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which defines further disclosure requirements for events which occur after the balance sheet date but before financial statements are issued.  SFAS No. 165 is effective for the Company beginning on June 30, 2009. In accordance with SFAS No. 165, the Company’s management has evaluated events subsequent to June 30, 2009 through August 6, 2009, which is the issuance date of this report.  There has been no material event noted in this period which would either impact the results effectuated in this report or the Company’s results going forward.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted this SFAS effective July 1, 2009 and it does not anticipate it having a material impact on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FSP FAS 107-1 and APB 28-1, which expands the fair value disclosures required for all financial instruments within the scope of Statement 107 to interim periods for publicly traded entities.  The FSP also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any changes of the methods and significant assumptions from prior periods.  It does not require interim disclosures of credit or market risks also discussed in Statement 107.  The FSP is effective for interim and annual periods ending after June 15, 2009.  The Company adopted this FSP effective June 30, 2009 and it did not have a material impact on its consolidated financial statements.

3.	Property and equipment

Property and equipment consist of the following:

	June 30, 2009 (unaudited)	December 31, 2008
Software development costs	$3,529	$3,198
Equipment	462	394
Furniture and fixtures	921	849
Leasehold improvements	335	332
Gross assets	5,247	4,773
Less: accumulated depreciation	(870)	(472)
Property and equipment, net	$4,377	$4,301

Depreciation expense was $203 and $398 for the three and six months ended June 30, 2009 compared to $89 and $142 for the three and six months ended June 30, 2008.

4.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2009 (unaudited)	December 31, 2008
Accounts payable	$13,339	$16,971
Trade spend accruals	6,896	3,547
Other accrued expenses	5,363	4,420
Total	$25,598	$24,938

5.	Intangible assets

The following is a summary of intangible assets and goodwill as of June 30, 2009:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Adjustments	Net Balance, June 30, 2009 (unaudited)
Patent technology	$40,000	$8,466	$-	$31,534
Supply relationship	1,000	146	-	854
Trademarks	121,152	-	(350)	120,802
Goodwill	374,886	-	-	374,886
	$537,038	$8,612	$(350)	$528,076

Adjustments to trademarks relate to a legal settlement received of $367 and serve to reduce related costs previously capitalized. Additional spending of $17 during the period accounted for the difference.  Amortization expense was $1,017 for the three months ended June 30, 2009 and 2008 and $2,033 and $2,039 for the six months ended June 30, 2009 and 2008, respectively.

6.	Long term debt

In conjunction with the GFA merger, on May 21, 2007, the Company entered into a loan arrangement with Banc of America Securities LLC and Bank of America, N.A. for $180,000 in secured debt financing consisting of:  (1) a $140,000 first lien facility comprised of a $120,000 term loan and a $20,000 revolver and (2) a second lien facility comprised of a $40,000 term loan. The first lien facility is secured by a first lien on all of the Company’s assets and the second lien facility is secured by a second lien on all of the Company’s assets.  During the second quarter of 2009, the Company prepaid $5,000 of the first lien debt.  As a result of the prepayment, the Company wrote off approximately $135 of deferred financing costs, which is included in other income (expense).  Through June 30, 2009, the Company paid a total of $95,500, consisting of $65,500 in principal on its first lien term loan and $30,0000 on its second lien debt.  The term loan of the first lien facility will mature on May 21, 2014 and the revolving loan under the first lien facility will mature on May 21, 2013. The term loan of the second lien facility will mature on November 18, 2014.

In accordance with a pricing grid based on the Company’s leverage ratio, the applicable margin is LIBOR plus 3.00% per annum beginning March 28, 2008, which resulted in an interest rate of 3.60% at June 30, 2009. The  interest rate on the second lien facility is LIBOR plus an applicable margin of 6.00% per annum, beginning July 1, 2007, which resulted in an interest rate at June 30, 2009 of 6.60%.

The Company uses interest rate swaps to effectively manage interest rate exposure by locking in the variable interest rate on our debt into a fixed rate of 5.05%.  The Company recognizes the mark-to-market movement of the interest rate swap in income as the rate changes.  As of June 30, 2009, the Company had a derivative liability of $4,075 which represents the present value of the future quarterly interest payments, through the end of the swap agreement of September 30, 2010, based on the difference between the three month LIBOR floating interest at June 30, 2009 and the fixed interest rate of the debt of 5.05% on $80,000 notional amount. At the end of each quarter, the Company makes or receives quarterly cash payments based on the actual difference between these two rates. At June 30, 2009, the Company has opted to let the notional amount of the interest rate swap exceed the amount of its debt by approximately $15,500 assuming that the current LIBOR interest rate environment would increase allowing the Company to pay off the quarterly swap requirements on more favorable terms.

There is no prepayment penalty for optional prepayments on the first lien facility and the following penalties for optional prepayments on the second lien facility: 1.00% premium if prepaid before May 21, 2009; and no prepayment penalty thereafter. As a result of prepaying $30,000 of the second lien facility, the Company paid a $600 prepayment penalty, which is included in interest expense for the year ended December 31, 2008.  Mandatory prepayments under the first lien facility include 50% of excess cash flow (as defined in the credit agreement) and 50% of all net cash proceeds from the issuance of additional equity interests by us.  After the first lien facility is re-paid in full, the second lien facility requires mandatory prepayments, which include 50% of excess cash flow (as defined in the credit agreement) and 50% of all net cash proceeds from the issuance of additional equity interests by us.  In addition, the term loan of the first lien facility is subject to quarterly amortization of principal with 1.00% of the initial aggregate advances under such loan to be payable in each of the first six years and the remainder of the initial aggregate advance to be payable in a balloon payment at maturity.

The first and second lien credit facilities can be accelerated upon the occurrence of certain events, including:

•	nonpayment of debt including interest and fees;

•	failure to perform or observe covenants;

•	cross defaults to other indebtedness exceeding $5,000;

•	bankruptcy and insolvency; and

•	certain other events.

The first lien credit facility requires the Company to comply with certain financial covenants, such as ratios of Consolidated EBITDA (as defined in the first lien credit facility) to each of consolidated cash interest charges, total debt and first lien debt.  The second lien credit facility requires the Company to comply with one financial covenant consisting of a leverage ratio of total debt to Consolidated EBITDA (as defined in the second lien credit facility).  The Company was in compliance with all of its debt covenants at June 30, 2009.

Under the terms of both credit facilities, the Company is precluded from reacquiring its own shares.

The following is a summary of long-term debt:

	June 30, 2009 (unaudited)	December 31, 2008
First lien term loan	$54,504	$59,504
Second lien term loan	10,000	10,000
Total Debt:	64,504	69,504
Less: Current maturities	-	-
Total long term debt	$64,504	$69,504

7.	Stock-based compensation

The Company and its stockholders have authorized the issuance of up to 12,150,000 stock options under its Stock and Award’s Plan.  Through June 30, 2009, the Company had granted a total of 11,082,500 stock options under the Stock and Awards Plan, of which 250,000 were forfeited.

In addition, during the first quarter of 2008, the compensation committee and a sub-committee of the compensation committee approved the issuance of up to 1,375,000 inducement grant stock options to new employees outside of the Company’s stock plan pursuant to NASDAQ Marketplace Rule 4350. During the twelve months ended December 31, 2008, the Company issued all of the 1,375,000 inducement grant stock options to new employees.

The Company has two types of stock options, traditional service-based options with a four year graded (25% vest each year) vesting and market condition-based stock options which vest when the underlying stock price reaches either $16.75 or $20.25, respectively, and remains there for 20 out of 30 consecutive trading days. Stock options are granted to employees at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Stock options granted to employees have a term of 10 years. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance at December 31, 2008	12,045,000	$9.47	8.71
Granted during the six months ended June 30, 2009	222,500	7.02	9.81
Forfeited during the six months ended June 30, 2009	(60,000)	9.22	8.40
Exercised during the six months ended June 30, 2009	-	-	-
Balance at June 30, 2009	12,207,500	$9.43	8.24

Pre-tax stock-based compensation expense included in reported net income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service period-based	$1,888	$1,666	$3,759	$3,261
Market price-based $16.75	1,228	1,148	2,456	2,261
Market price-based $20.25	911	849	1,822	1,675
Total	$4,027	$3,663	$8,037	$7,197

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

8.	Derivative Instruments

Interest rate cash flow hedges:

In conjunction with the fixed-rate debt arrangements noted above the Company entered into notional $80,000 of interest rate swaps on August 16, 2007, which is designed to provide a constant interest rate on the variable rate debt. Under these swaps, the Company receives or pays the difference between its fixed-rate interest payments and floating-rate payments based on LIBOR. The effect of this is to convert floating-rate interest expense based on LIBOR into fixed-rate interest expense. The arrangements settle on the last day of each calendar quarter. For the quarter ended June 30, 2009, the Company paid 5.05% and received 1.22% with the difference increasing interest paid by $775.  In addition, the Company recorded the change in fair value of the interest rate swap of $263, which is included as a charge in interest expense. The Company measures the changes in the fair value of the interest rate swaps using Level 2 inputs (see note 2 under sub-heading “Fair Value of Financial Instruments”).

Commodity cash flow hedges:

For its milk commodity hedges the Company considered  them economic hedges but did not designate them for hedge accounting treatment under SFAS No. 133, the impact to earnings was insignificant in 2009.  The Company did not enter into any similar derivative instruments in 2008.  The Company uses Level 1 inputs to measure fair value at June 30, 2009.

As of June 30, 2009, the Company had hedged forecasted commodity transactions for periods not exceeding the next 9 months.  These commodity hedges are considered economic hedges but are exempt from hedge accounting as normal forward purchases.

9.	License

A substantial portion of the Company’s business is dependent on its exclusive license of certain technology from Brandeis University (“Brandeis”). This license agreement, dated June 1996, imposes certain obligations upon the Company, such as diligently pursuing the development of commercial products under the license products. The agreement expires at the end of each patent period of seventeen years after the agreement execution date for products which do not have patents and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that the Company has failed to meet its obligations under the license agreement, Brandeis could seek to limit or terminate the Company’s license rights. Royalties earned by Brandeis for the three and six months ended June 30, 2009 were $176 and $465, respectively.  Royalties earned by Brandeis for the three and six months ended June 30, 2008 were $183 and $407, respectively.

10.	Income taxes

The Company’s effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which it operates and the amount of taxable income it earns. The Company’s effective tax rate for 2009 is estimated to be 34%, which benefited in the second quarter from the positive resolution of a liability recorded in conjunction with an uncertain tax position as required by FIN 48.  This lowers the effective rate for the quarter from the normalized effective rate of approximately 41% to virtually zero.  The effective tax rate for the year because of this benefit is expected to be 34%.  The deferred tax liability represents primarily the difference between the tax and accounting basis of intangible assets acquired in the GFA merger.

11.	Commitment and contingencies

As of June 30, 2009, the Company had the following commitments and contractual obligations:

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

•
Forward purchase commitments for a portion of the Company's projected requirements for peanuts and for palm, soy and canola oil.  These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price.  Based on the most recent prices, these commitments would total approximately $26.8 million as of June 30, 2009.  The commitments are expected to be liquidated by the second quarter of 2010 with the majority being liquidated by December 2009.

•
Futures purchases and collars (puts and calls) for a portion of the Company’s projected requirement for milk.  These instruments net settle in cash and are classified as derivatives in accordance with SFAS No. 133.  As of June 30, 2009, these commitments total approximately $950.

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

We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. We cannot assure you that any future results, performance or achievements will be achieved. For a discussion of these risks, uncertainties and other factors, see the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections included in our annual report on Form 10-K for the year ended December 31, 2008 and Amendment No. 1 thereto.

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

Company Overview

We are a consumer food products company that competes primarily in the retail branded food products industry and focuses on providing value-added, functional food products to consumers. Functional food is defined as a food or a food ingredient that has been shown to affect specific functions or systems in the body and may play an important role in disease prevention. We market buttery spreads, popcorn, peanut butter, cooking oil, mayonnaise and other products primarily under the Smart Balance® trademark. In the natural food channel, we sell similar natural and organic spreads products under the Earth Balance® trademark. Our trademarks are of material importance to our business and are protected by registration or other means in the United States and a number of international markets. Our buttery spreads business, marketed under SmartBalance®, Earth Balance®, SmartBeat® and Nucoa®, is by far the most developed product segment and accounted for approximately 75% of sales for the three and six months ended June 30, 2009.

Our products are sold in all 50 states, with little international sales presence. We sell our products in mass merchandise, grocery, natural food and club stores throughout the U.S, with a majority of products sold through supermarket chains and food wholesalers. We utilize regional sales managers who are full-time employees and work with food brokers to sell our products. In September 2007, we entered into an agreement with Acosta, Inc. to become our national sales agency. Additionally, we sell a small portion of our products through independent food distributors. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 18% and 19% of net sales for the three and six months ended June 30, 2009, respectively.

Our signature buttery spreads and popcorn products utilize a proprietary licensed, patented technology that is free of manufactured trans fats and enhances HDL to LDL cholesterol ratios. In 1996, Brandeis University licensed to GFA certain technology relating to the use of a balanced proportion of saturated and polyunsaturated fatty acids from one or more vegetable oil sources for incorporation in food products to increase HDL and HDL/LDL cholesterol ratio. Our agreement with Brandeis provides us with an exclusive license to a number of patents until April 7, 2015, at which time the patents will expire.  In addition, we have proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.

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

The food industry is highly competitive and numerous multinational, regional and local firms currently compete, or are capable of competing, with us. Our products compete with branded products as well as generic and private-label products of food retailers, wholesalers and cooperatives. We compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising, patent protections and price. Some competitors may have different profit or strategic objectives than we do. Substantial advertising and promotional expenditures are required to maintain or improve a brand’s market position or to introduce a new product. Our primary competitors are Unilever, Kraft Foods, and ConAgra Foods, each of whom has substantially greater market presence, longer operating histories, better distribution, more significant customer bases and greater financial, marketing, capital and other resources than us.

Results of Operations

The following discussion includes the operating results of GFA, the Company’s wholly-owned subsidiary.  The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.  Unless otherwise indicated, all dollar amounts are presented in millions.

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008

(in millions except per share)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$58.2	$48.0	$120.8	$98.8
Cost of goods sold	29.9	28.1	64.3	56.1
Gross profit	28.3	19.9	56.5	42.7
Operating expenses	25.8	20.4	50.8	41.3
Operating income (loss)	2.5	(0.5)	5.7	1.4
Other (expenses) income, net	(1.5)	(2.0)	(2.8)	(5.9)
Income (loss) before income taxes	1.0	(2.5)	2.9	(4.5)
Provision (benefit) for income taxes	-	(1.0)	0.8	(1.8)
Net income (loss)	$1.0	$(1.5)	$2.1	$(2.7)
Net income (loss) per common share	$0.02	$(0.02)	$0.03	$(0.04)

Results of Operations for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Net sales:

Our net sales for the three months ended June 30, 2009 increased 21.3% to $58.2 million from $48.0 million for the three months ended June 30, 2008.  The increase was primarily due to a combination of higher selling prices and a 15% increase in unit volumes.

Cost of goods sold:

Cost of goods sold for the three months ended June 30, 2009 was $29.9 million, a 6.4% increase from the same period in 2008.  The increase was due mostly to increased volumes and slightly higher input costs in 2009.

Gross profit:

Our gross profit increased $8.4 million to $28.3 million for the three months ended June 30, 2009 from $19.9 million in 2008 due to higher selling prices and increased volumes.

Gross profit as a percent of net sales was 48.6% for the three months ended June 30, 2009 compared to 41.5% last year, as the benefit of price increases staged in the latter half of 2008 more than offset higher commodity costs.  This contrasts with 2008 when price increases could not keep pace with increases in commodity costs.

Operating expenses:

Total operating expenses for the three months ended June 30, 2009 were $25.8 million compared to $20.4 million for the corresponding period in 2008, an increase of $5.4 million.  The operating expenses include selling, marketing and general and administrative expenses.  The increase reflected higher marketing investments behind product expansions.  Included in general and administrative costs in 2009 were approximately $4.0 million of stock-based compensation expense, as determined under Statement of Financial Reporting Standard (SFAS) No. 123R, and $1.4 million in depreciation and amortization.  In 2008 there were $3.7 million of stock-based compensation expense and $1.2 million of depreciation and amortization.

Operating income (loss):

Our operating income was $2.5 million for the three months ended June 30, 2009 compared with an operating loss of $0.5 million for the corresponding period in 2008.  Operating income increased $3.0 million, as the $8.4 million increase in gross margin was partially offset by a $5.4 million increase in operating expenses.  Excluding non-cash charges for stock based-compensation and depreciation and amortization of $5.4 million in 2009 and $4.9 million in 2008, operating income increased $3.5 million to $7.9 million in 2009 from $4.4 million in 2008.

Other income (expense):

We incurred other expenses of $1.5 million for the three months ended June 30, 2009 compared to other expenses of $2.0 million in the corresponding period in 2008.  The results for 2009 and 2008 included net interest expense of $1.2 and $2.0 million, respectively.  Included in the 2009 net interest expense is a $0.3 million loss on derivatives related to our interest rate swap.

Income taxes:

The provision for income taxes for the three months ended June 30, 2009 was $0.0 million compared with a benefit of $1.0 million for the corresponding period in 2008.  A state net tax refund of approximately $0.4 million in the second quarter of 2009 resulting from the favorable resolution of an uncertain tax position as required by FIN 48 lowered the effective tax rate for the quarter from the normal effective rate of approximately 41% to virtually zero.  In the second quarter of 2008 the effective tax rate was approximately 40%.

Net income (loss):

Our net income for the three months ended June 30, 2009 was $1.0 million compared with a loss of $1.5 million for the corresponding period in 2008, an increase of $2.5 million, reflecting the improvement in operating results and the favorable tax benefit in the quarter.

Net income (loss) per common share:

Our basic and diluted net income per share in the second quarter of 2009 was $0.02 compared to a net loss of $(0.02) in the corresponding period in 2008 based on the basic and diluted weighted average shares outstanding of 62.6 million and 62.8 million, respectively, in the second quarter of 2009 and 62.6 million basic and diluted shares outstanding in the second quarter of 2008.

Results of Operations for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Net Sales:

Our net sales for the six months ended June 30, 2009 increased 22.3% to $120.8 million from $98.8 million for the six months ended June 30, 2008.  The increase was primarily due to higher selling prices and increased unit volumes.

Cost of goods sold:

Cost of goods sold for the six months ended June 30, 2009 was $64.3 million, a 14.6% increase from the same period in 2008.  The increase was mostly due to higher volumes.

Gross profit:

Our gross profit increased $13.8 million to $56.5 million for the six months ended June 30, 2009 from $42.7 million in 2008 due to the improvement in selling prices and increased volumes compared to the second half of 2008.

Gross profit as a percent of net sales was 46.8% for the six months ended June 30, 2009 compared to 43.3% in 2008, as the benefit of price increases and volume gains which more than offset higher input costs.

Operating expenses:

Total operating expenses for the six months ended June 30, 2009 were $50.8 million compared to $41.3 million for the corresponding period in 2008, an increase of $9.5 million.  The operating expenses include selling, marketing and general and administrative expenses.  The increase reflected higher marketing investments behind product expansions and higher general and administrative costs in 2009.  Depreciation and amortization was approximately $0.5 lower in 2009 than 2008.

Operating income (loss):

Our operating income was $5.7 million for the six months ended June 30, 2009 compared to $1.4 million for the corresponding period in 2008.  Operating income increased $4.3 million, as the $13.8 million increase in gross margin was largely offset by a $9.5 million increase in operating expenses.  Excluding non-cash charges for stock based-compensation and depreciation and amortization of $10.7 million in 2009 and $10.4 million in 2008, operating income increased $4.6 million to $16.4 million in 2009 from $11.8 million in 2008.

Other income (expense):

We incurred other expenses of $2.8 million for the six months ended June 30, 2009 compared to other expenses of $5.9 million in the corresponding period in 2008.  The results for 2009 and 2008 included net interest expense of $2.3 and $5.0 million, respectively.  Included in the 2009 net interest expense is a $0.4 million loss on derivatives related to our interest rate swap.

Income taxes:

The provision for income taxes for the six months ended June 30, 2009 was $0.8 million compared with a benefit of $1.8 million for the corresponding period in 2008. As mentioned above, included in the second quarter of 2009 was a favorable settlement of an uncertain tax position in the amount of $0.4 million which resulted in an effective tax rate of approximately 28% for the six months ended June 30, 2009.  This compares to 40% in the same period last year.

Net income (loss):

Our net income for the six months ended June 30, 2009 was $2.1 million compared with a loss of $2.7 million for the corresponding period in 2008, an increase of $4.8 million, reflecting the benefits of higher selling prices and unit sales as well as a refund of state income taxes.

Net income (loss) per common share:

Our basic and diluted net income per share for the six months ended June 30, 2009 was $0.03 compared to a net loss of $(0.04) in the corresponding period in 2008 based on the basic and diluted weighted average shares outstanding of 62.6 million and 62.8 million, respectively, in 2009 and 62.4 million basic and diluted shares outstanding in 2008.

Cash Flows

Cash provided by operating activities was $5.2 million for the six months ended June 30, 2009 compared to cash used in operating activities of $0.8 million in the corresponding period in 2008.  For the first six months of 2009, we had a net income of $2.1 million, which included $8.0 million of non-cash stock-based compensation expenses and $2.7 million of depreciation and amortization, offset by increased working capital of $4.6 million and changes in deferred taxes and derivative liability of $3.1 million.  For the first six months of 2008, we had net losses of $2.7 million, which included $7.2 million of stock-based compensation expenses and $3.2 million of depreciation and amortization.  Higher working capital needs in the first half of 2008 more than offset the benefit of these non-cash charges.

Cash used in investing activities totaled $0.5 million for the six months ended June 30, 2009, compared to $1.1 million during the six months ended June 30, 2008 which resulted from purchase of software development costs of $1.5 million and other fixed assets offset by recovery of certain legal costs related to protecting our intangible assets.

Cash used in financing activities for the six months ended June 30, 2009 was $5.0 million, compared to $30.0 million used in financing activities for the corresponding period in 2008, resulting from the repayment of debt in both periods.

Liquidity and Capital Resources

Liquidity:

Our liquidity and capital resource planning is largely dependent on the generation of operating cash flows, which is highly sensitive to changes in demand and to a lesser extent, pricing, for our major products. While changes in key operating costs, such as outsourced production, advertising, promotion and distribution, may adversely affect cash flows, we generate significant cash flows as demand for our products grows. For interim reporting, the Company estimates the total annual sales incentives for most programs and records a pro rata share in proportion to forecasted annual revenue.  As a result, the Company has paid $9.9 million through June 30, 2009, which will be charged to expense over the remaining two quarters.  Our principal liquidity requirements are to finance current operations, pay down existing indebtedness and fund future expansion. Currently, our primary source of liquidity to meet these needs is cash generated by operations.

We believe that cash flows generated from operations, existing cash and cash equivalents, and borrowing capacity under the revolving credit facility should be sufficient to finance working capital  requirements for our business for the foreseeable future.  As of June 30, 2009, $20 million was available for borrowing under our revolving credit facility.  Developing and bringing to market other new brands and business opportunities may require additional outside funding, which may require us to seek out additional borrowing arrangements.

Secured Debt Financing:

In conjunction with the GFA merger, on May 21, 2007, the Company entered into a loan arrangement with Banc of America Securities LLC and Bank of America, N.A. for $180 million in secured debt financing consisting of:  (1) a $140 million first lien facility comprised of a $120 million term loan and a $20 million revolver and (2) a second lien facility comprised of a $40 million term loan. The first lien facility is secured by a first lien on all of the Company’s assets and the second lien facility is secured by a second lien on all of the Company’s assets.  Through June 30, 2009, the Company paid a total of $95.5 million, consisting of $65.5 million in principal on its first lien term loan and $30.0 million on its second lien debt.  During the second quarter of 2009, the Company prepaid $5 million of the first lien debt.  As a result of the prepayment, the Company wrote off approximately $0.1 million of deferred financing costs, which is included in other income (expense).  The term loan of the first lien facility will mature on May 21, 2014 and the revolving loan under the first lien facility will mature on May 21, 2013. The term loan of the second lien facility will mature on November 18, 2014.

In accordance with a pricing grid based on the Company’s leverage ratio, the applicable margin is LIBOR plus 3.00% per annum beginning March 28, 2008, which resulted in an interest rate of 3.60% at June 30, 2009. The  interest rate on the second lien facility is LIBOR plus an applicable margin of 6.00% per annum, beginning July 1, 2007, which resulted in an interest rate at June 30, 2009 of 6.60%.

The Company uses interest rate swaps to effectively manage interest rate exposure by locking in the variable interest rate on our debt into a fixed rate of 5.05%.  The Company recognizes the mark-to-market movement of the interest rate swap in income as the rate changes.  As of June 30, 2009, the Company had a derivative liability of $4.1 million which represents the present value of the future quarterly interest payments, through the end of the swap agreement of September 30, 2010, based on the difference between the three month LIBOR floating interest at June 30, 2009 and the fixed interest rate of the debt of 5.05% on $80 million notional amount. At the end of each quarter, the Company makes or receives quarterly cash payments based on the actual difference between these two rates. At June 30, 2009, the Company has opted to let the notional amount of the interest rate swap exceed the amount of its debt by approximately $15.5 million assuming that the current LIBOR interest rate environment would increase allowing the Company to pay off the quarterly swap requirements on more favorable terms.

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

The first lien credit facility requires the Company to comply with certain financial covenants, such as ratios of Consolidated EBITDA (as defined in the first lien credit facility) to each of consolidated cash interest charges, total debt and first lien debt.  The second lien credit facility requires the Company to comply with one financial covenant consisting of a leverage ratio of total debt to Consolidated EBITDA (as defined in the second lien credit facility).  The Company was in compliance with all of its debt covenants at June 30, 2009.

Under the terms of both credit facilities, the Company is precluded from reacquiring its own shares.

The following is a summary of long-term debt (in thousands):

	June 30, 2009 (unaudited)	December 31, 2008
First lien term loan	$54,504	$59,504
Second lien term loan	10,000	10,000
Total Debt:	64,504	69,504
Less: Current maturities	-	-
Total long term debt	$64,504	$69,504

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

We purchase significant amounts of soy, palm and canola oil products and peanuts to support the needs of our brands. The price and availability of these commodities directly impacts the results of operations and can be expected to impact the future results of operations. For these raw materials, we do not engage in any hedging activities because we enter into agreements that qualify as normal purchases and sales in the normal course of business.  Accordingly, the agreements do not qualify as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Based on the most recent prices for soy, palm and canola oil products and peanuts, we have commitments of $26.8 million.

During the second quarter of 2009, we entered into futures contracts to cover our exposure to milk commodity costs.  These contracts, which have a notional value at June 30, 2009 of approximately $1.0 million, cover approximately 50% of 2009 requirements.  We have recognized a small loss in other income and expenses related to the market-to-market movement in these positions.  We did not elect for cash flow hedging accounting treatment for these hedges under SFAS 133.

In conjunction with the fixed-rate debt arrangements discussed elsewhere in this report, we entered into $80 million of interest rate swaps on August 16, 2007, which are designed to fix the interest rate of the variable rate debt. Under these swaps, we receive or pay the difference between our fixed-rate interest payments and floating-rate payments based on LIBOR. The effect of this is to convert floating-rate interest expense based on LIBOR into fixed-rate interest expense. The arrangements settle on the last day of each calendar quarter. For the quarter ended June 30, 2009, the Company paid $1.0 million and received $0.2 million with the difference increasing interest paid by $0.8 million. In addition, the Company recorded the change in fair value of the interest swap of $0.3 million, which is included as a charge in interest expense.

We are exposed to market risk from changes in interest rates charged on our debt.  The impact on earnings is subject to change as a result of movements in market rates.  A hypothetical increase in interest rates of 100 basis points would result in potential reduction of future pre-tax earnings, exclusive of the impact of the interest rate derivative, of approximately $0.1 million per year for every $10.0 million outstanding under our first lien credit facility and approximately $0.1 million per year under our second lien credit facility.  Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business and other factors.

Item 4.         Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officers, as appropriate to allow timely decisions regarding required disclosure. In addition, as a result of the amendment to Form 10-K for the year ended December 31, 2008, the Company re-evaluated the effectiveness of its disclosure controls. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of June 30, 2009, our Chief Executive Officer and Principal Financial and Accounting Officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. During the fiscal quarter ended June 30, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.         Other Information

Item 1.          Legal Proceedings.

There have been no material changes to the litigation we previously reported under Item 3 in our annual report on Form 10-K for the year ended December 31, 2008 and Amendment No. 1 thereto.

Item 1A.       Risk Factors.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A of our annual report on Form 10-K for the year ended December 31, 2008 and Amendment No. 1 thereto.

Item 4.          Submission of Matters to a Vote of Security Holders.

On May 20, 2009, the Company held an annual meeting of its stockholders. The annual meeting was held in order to vote on the following matters:

Proposal 1: The board of directors nominated Robert J. Gillespie, Robert F. McCarthy and Michael R. O’Brien to stand for re-election at the annual meeting and each of the three director nominees were elected by a plurality of votes cast by shares entitled to vote at the meeting. Therefore, in accordance with the voting results listed below, all three director nominees were re-elected to serve a three-year term and until their successors have been elected and qualified.  The votes on this proposal were cast as follows:

Nominee:	Votes For:	Votes Withheld:

Robert J. Gillespie	52,437,964	5,356,116
Robert F. McCarthy	43,312,685	14,481,395
Michael R. O’Brien	54,492,136	3,301,944

There were no broker non-votes.

Proposal 2: The board of directors selected Ehrhardt Keefe Steiner & Hottman PC to serve as the independent registered public accountants for the Company in 2009. The board of directors directed that the appointment of the independent accountants be submitted for ratification by the shareholders at the annual meeting. Therefore, in accordance with the voting results listed below, Ehrhardt Keefe Steiner & Hottman PC will serve as the independent registered public accountants for the Company in 2009. The votes on this proposal were cast as follows:

For:	57,194,008
Against:	548,233
Abstain:	51,838

There were no broker non-votes.

Item 6.          Exhibits.

See the exhibit index located elsewhere in this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2009	SMART BALANCE, INC. (Registrant)

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