Form 10-Q
period 2009-09-30
SMART BALANCE, INC.
filed 2009-11-05
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2009	Commission File Number 001-33595

Smart Balance, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2949397
(State of or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

115 West Century Road, Suite 260, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip code)

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

As of November 3, 2009 the Registrant had 62,630,683 shares of common stock, par value $.0001 per share, outstanding.

SMART BALANCE, INC.

i

Part I.	Financial Information
Item 1.	Financial Statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$8,370	$5,492
Accounts receivable, net of allowance of: 2009 – $363 and 2008 - $256	14,480	14,283
Accounts receivable - other	531	692
Inventories	4,071	9,322
Prepaid taxes	554	709
Prepaid expenses and other assets	9,043	1,019
Deferred tax asset	419	650
Total current assets	37,468	32,167
Property and equipment, net	4,436	4,301
Other assets:
Goodwill	374,886	374,886
Intangible assets, net	152,173	155,223
Deferred costs, net	1,414	1,737
Other assets	827	222
Total other assets	529,300	532,068
Total assets	$571,204	$568,536
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$22,215	$24,938
Income taxes payable	253	1,080
Total current liabilities	22,468	26,018
Long term debt	64,504	69,504
Derivative liability	3,600	5,132
Deferred tax liability	42,894	46,268
Other liabilities	786	163
Total liabilities	134,252	147,085
Commitment and contingencies
Stockholders' equity
Preferred stock, $.0001 par value, 50,000,000 shares authorized	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized; 62,630,683 (2009) and 62,630,683 (2008) issued and outstanding	6	6
Additional paid in capital	519,470	507,377
Retained deficit	(82,524)	(85,932)
Total stockholders' equity	436,952	421,451
Total liabilities and stockholders' equity	$571,204	$568,536

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months ended September 30, 2009	Three Months ended September 30, 2008	Nine Months ended September 30, 2009	Nine Months ended September 30, 2008

Net sales	$59,806	$57,532	$180,590	$156,311
Cost of goods sold	30,045	32,345	94,303	88,397
Gross profit	29,761	25,187	86,287	67,914

Operating expenses:
Marketing	9,952	8,806	27,573	23,598
Selling	4,225	4,304	13,012	11,859
General and administrative	12,126	9,502	36,518	28,422
Total operating expenses	26,303	22,612	77,103	63,879
Operating income	3,458	2,575	9,184	4,035

Other income (expense):
Interest income	1	19	3	284
Interest expense	(1,237)	(4,547)	(3,573)	(9,768)
Other income (expense), net	(135)	(434)	(588)	(1,413)
Total other (expense)	(1,371)	(4,962)	(4,158)	(10,897)
Income (loss) before income taxes	2,087	(2,387)	5,026	(6,862)
Provision (benefit) for income taxes	816	(773)	1,618	(2,535)
Net income (loss)	$1,271	$(1,614)	$3,408	$(4,327)
Income (loss) per share:
Basic	$0.02	$(0.03)	$0.05	$(0.07)
Diluted	$0.02	$(0.03)	$0.05	$(0.07)
Weighted average shares outstanding:
Basic	62,630,683	62,630,683	62,630,683	62,487,703
Diluted	62,691,742	62,630,683	62,741,513	62,487,703

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months ended September 30, 2009	Nine Months ended September 30, 2008

Cash flows from operating activities
Net income (loss)	$3,408	$(4,327)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	3,851	3,585
Deferred income taxes	(3,141)	(3,777)
Stock based compensation	12,092	10,925
Interest rate swaps	(1,532)	2,583
Acceleration of deferred loan amortization	135	1,017
Changes in assets and liabilities:
Accounts receivable	(197)	(2,368)
Inventories	5,251	(2,476)
Prepaid expenses and other current assets	(7,708)	(2,969)
Accounts payable and accrued expenses	(3,532)	2,472
Net cash provided by (used in) operating activities	8,627	4,665
Cash flows (used in) provided by investing activities
Purchase of property and equipment	(749)	(2,484)
Capitalization/recovery of legal fees	-	351
Net cash (used in) investing activities	(749)	(2,133)
Cash flows from financing activities
Repayment of debt	(5,000)	(35,000)
Proceeds from stock-related legal settlement	-	2,204
Net cash (used in) financing activities	(5,000)	(32,796)
Net increase (decrease) in cash for the period	2,878	(30,264)
Cash - Beginning of period	5,492	37,649
Cash - End of period	$8,370	$7,385
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$5,203	$2,668
Interest	$4,806	$6,316
Supplemental disclosure of non-cash activity:
Conversion of Series A Convertible Preferred Stock	$-	$175,659

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

The accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Smart Balance, Inc. included in the Company's 2008 annual report on Form 10-K and Amendment No. 1 thereto.  Certain amounts have been reclassified to conform with the current year presentation.

The reported results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Stock Based Compensation Expense

The Company accounts for share based payments for an award of equity instruments based on the estimated grant-date fair value over the requisite service period.

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

The Company offers its customers and consumers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and co-op advertising; such amounts are estimated and recorded as a reduction in revenue. For interim reporting, the Company estimates the total annual sales incentives for most programs and records a pro rata share in proportion to forecasted annual revenue.  As a result, the Company has recorded a prepaid asset at September 30, 2009 of $6,436 which will be charged to expense over the remaining quarter.  The Company sells their products to customers without the right of return and is not obligated to accept any returns.

Net Income (Loss) per Share of Common Stock

Net income (loss) per share is computed by dividing net income or loss applicable to common stockholders by the weighted-average shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average shares outstanding adjusted for any additional common shares that would have been outstanding if all of the potential dilutive common shares had been issued. Potential dilutive common shares outstanding would primarily include stock options and founders’ warrants.  At September 30, 2009, 3,687 stock options were dilutive because their exercise price was less than the weighted average market price, including the unrecognized compensation expense related to such shares.  In addition, the founders’ warrants were dilutive because the weighted average market price was in excess of their exercise price, which resulted in 107,143 additional shares being assumed issued during the first three quarters of 2009.

The following table summarizes stock options not included in the computation of diluted earnings per share:

	Three months ended Sept. 30, 2009	Three months ended Sept. 30, 2008	Nine months ended Sept. 30, 2009	Nine months ended Sept. 30, 2008

Stock options excluded due to option price being greater than market value	12,005,000	11,510,000	11,885,000	10,957,500

Stock options excluded due to anti-dilution	277,569	32,500	401,313	585,000

Founding director warrants excluded due to anti-dilution	-	1,000,000	-	1,000,000

Segments

The Company evaluates all products, makes operating decisions and performance assessments based on a total company approach and therefore considers itself as having only one segment.  The Company has made this assessment under the “management” approach, which is based upon the method that management organizes segments within the Company for making operating decisions.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short term trade receivables, payables and note payables.  The carrying value of cash and cash equivalents and short term receivables and payables approximate fair value because of their short maturities.  The Company’s note payable is determined by quoted market prices that are reset every three months and, therefore, approximates fair value.  At September 30, 2009 and December 31, 2008, the Company used the income approach to determine the fair value of the interest rate swap utilizing the present value techniques and had recorded $3,600 and $5,132, respectively, as non-current liabilities.  Fair value measurements are categorized into a three-tier fair value hierarchy that prioritizes inputs to measure fair value.  These tiers include: Level 1, defined as inputs, such as unadjusted quoted prices in an active market for identical assets or liabilities; Level 2, defined as inputs other than quoted market prices in active markets that are either directly or indirectly observable; or Level 3, defined as unobservable inputs for use when little or no market value exists therefore requiring an entity to develop its own assumptions.  The Company used Level 2 inputs to measure fair value at September 30, 2009 and December 31, 2008.

Research and Development

Research and development expenses are charged to operations when incurred and amounted to $322 and $70 for the three months ended September 30, 2009 and 2008, respectively, and $594 and $163 for the nine months ended September 30, 2009 and 2008, respectively.

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

Except for the purchase of forward contracts with its suppliers which the Company has designated as normal course of business purchases, and, as such, recognizes the underlying contract costs as part of its normal inventory purchases, the Company records derivative financial instruments at fair value in its consolidated balance sheets as either current assets or current liabilities.  Cash flows from these hedging instruments are classified in the same manner as the affected hedged item in the consolidated statements of cash flows.

The Company considers all derivative instruments to be economic hedges but has not designated the instruments for hedge accounting treatment.  As a result, the Company recognizes gains and losses directly as a component of Other income (expense), except for its purchase of forward contracts which are treated as described above.

Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2009, no valuation allowances were recorded.

Advertising

Advertising costs are charged to operations (classified as marketing expenses) and amounted to $4,854 and $5,794 for the three months ended September 30, 2009 and 2008, respectively, and $15,465 and $15,433 for the nine months ended September 30, 2009 and 2008, respectively.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short term investments and trade receivables. The Company maintains the majority of its cash and cash equivalents in the form of demand deposits with financial institutions that management believes are creditworthy. At September 30, 2009, the cash balances in these institutions exceeded federally insured amounts. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base. The Company does have one customer that accounted for approximately 18% and 19% of sales during the three and nine months ended September 30, 2009, respectively. The aggregate accounts receivable from this customer amounted to approximately 18% of the accounts receivable balance outstanding at September 30, 2009. The Company also has one product, “spreads,” which, for the three and nine months ended September 30, 2009, accounted for approximately 76% of total revenue.  Approximately 82% of the Company’s revenues during the three and nine months ended September 30, 2009 came from products utilizing a license from Brandeis University.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company does not expect the impact of its adoption to be material to its consolidated financial statements, will become effective for the Company on January 1, 2011.

3.	Property and equipment

Property and equipment consist of the following:

	September 30, 2009	December 31, 2008
Software development costs	$3,704	$3,198
Equipment	502	394
Furniture and fixtures	973	849
Leasehold improvements	342	332
Gross assets	5,521	4,773
Less: accumulated depreciation	(1,085)	(472)
Property and equipment, net	$4,436	$4,301

Depreciation expense was $215 and $613 for the three and nine months ended September 30, 2009 compared to $133 and $275 for the three and nine months ended September 30, 2008.

4.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2009	December 31, 2008
Accounts payable	$10,968	$16,971
Trade spend accruals	6,593	3,547
Other accrued expenses	4,654	4,420
Total	$22,215	$24,938

5.	Intangible assets

The following is a summary of intangible assets and goodwill as of September 30, 2009:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Adjustments	Net Balance, September 30, 2009
Patent technology	$40,000	$9,466	$-	$30,534
Supply relationship	1,000	163	-	837
Trademarks	121,152	-	(350)	120,802
Goodwill	374,886	-	-	374,886
	$537,038	$9,629	$(350)	$527,059

Adjustments to trademarks relate to a legal settlement received of $367 and serve to reduce related costs previously capitalized. Additional spending of $17 during the period accounted for the difference. Amortization expense was $1,017 for the three months ended September 30, 2009 and 2008 and $3,050 and $3,056 for the nine months ended September 30, 2009 and 2008, respectively.

6.	Long term debt

In conjunction with the GFA merger, on May 21, 2007, the Company entered into a loan arrangement with Banc of America Securities LLC and Bank of America, N.A. for $180,000 in secured debt financing consisting of: (1) a $140,000 first lien facility comprised of a $120,000 term loan and a $20,000 revolver and (2) a second lien facility comprised of a $40,000 term loan. The first lien facility is secured by a first lien on all of the Company’s assets and the second lien facility is secured by a second lien on all of the Company’s assets. During the second quarter of 2009, the Company prepaid $5,000 of the first lien debt. As a result of the prepayment, the Company wrote off approximately $135 of deferred financing costs, which is included in other income (expense). Through September 30, 2009, the Company paid a total of approximately $95,500, consisting of $65,500 in principal on its first lien term loan and $30,000 on its second lien debt. The term loan of the first lien facility will mature on May 21, 2014 and the revolving loan under the first lien facility will mature on May 21, 2013. The term loan of the second lien facility will mature on November 18, 2014.

In accordance with a pricing grid based on the Company’s leverage ratio, the applicable margin is LIBOR plus 3.00% per annum beginning March 28, 2008, which resulted in an interest rate of 3.28% at September 30, 2009. The interest rate on the second lien facility is LIBOR plus an applicable margin of 6.00% per annum, beginning July 1, 2007, which resulted in an interest rate at September 30, 2009 of 6.28%.

The Company uses interest rate swaps to effectively manage interest rate exposure by locking in the variable interest rate on our debt into a fixed rate of 5.05%. The Company recognizes the mark-to-market movement of the interest rate swap in income as the rate changes. As of September 30, 2009, the Company had a derivative liability of $3,600 which represents the present value of the future quarterly interest payments, through the end of the swap agreement of September 30, 2010, based on the difference between the three month LIBOR floating interest at September 30, 2009 and the fixed interest rate of the debt of 5.05% on $80,000 notional amount. At the end of each quarter, the Company makes or receives quarterly cash payments based on the actual difference between these two rates. At September 30, 2009, the Company has opted to let the notional amount of the interest rate swap exceed the amount of its debt by approximately $15,500 assuming that the current LIBOR interest rate environment would increase allowing the Company to pay off the quarterly swap requirements on more favorable terms.

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

The first lien credit facility requires the Company to comply with certain financial covenants, such as ratios of Consolidated EBITDA (as defined in the first lien credit facility) to each of consolidated cash interest charges, total debt and first lien debt. The second lien credit facility requires the Company to comply with one financial covenant consisting of a leverage ratio of total debt to Consolidated EBITDA (as defined in the second lien credit facility). The Company was in compliance with all of its debt covenants at September 30, 2009.

Under the terms of both credit facilities, the Company is precluded from reacquiring its own shares.

On November 4, 2009, the Company, through its wholly-owned subsidiary GFA Brands, Inc., completed the refinancing of its credit facilities. See Note 12 Subsequent Event for further details.

The following is a summary of long-term debt:

	September 30, 2009	December 31, 2008
First lien term loan	$54,504	$59,504
Second lien term loan	10,000	10,000
Total Debt:	64,504	69,504
Less: Current maturities	-	-
Total long term debt	$64,504	$69,504

7.	Stock-based compensation

The Company and its stockholders have authorized the issuance of up to 12,150,000 stock options under its Stock and Award’s Plan. Through September 30, 2009, the Company had granted a total of 11,215,000 stock options under the Stock and Awards Plan, of which 300,000 were forfeited.

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

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance at December 31, 2008	12,045,000	$9.47	8.71
Granted during the nine months ended September 30, 2009	355,000	6.68	9.67
Forfeited during the nine months ended September 30, 2009	(110,000)	9.52	8.08
Exercised during the nine months ended September 30, 2009	-	-	-
Balance at September 30, 2009	12,290,000	$9.39	8.01

Pre-tax stock-based compensation expense included in reported net income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service period-based	$1,911	$1,736	$5,670	$4,997
Market price-based $16.75	1,230	1,143	3,686	3,404
Market price-based $20.25	914	849	2,736	2,524
Total	$4,055	$3,728	$12,092	$10,925

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

Interest rate cash flow hedges:

In conjunction with the fixed-rate debt arrangements noted above the Company entered into notional $80,000 of interest rate swaps on August 16, 2007, which is designed to provide a constant interest rate on the variable rate debt. Under these swaps, the Company receives or pays the difference between its fixed-rate interest payments and floating-rate payments based on LIBOR. The effect of this is to convert floating-rate interest expense based on LIBOR into fixed-rate interest expense. The arrangements settle on the last day of each calendar quarter. For the quarter ended September 30, 2009, the Company paid 5.05% and received 0.60% with the difference increasing interest paid by $910. In addition, the Company recorded the change in fair value of the interest rate swap of $436, which is included as a charge in interest expense. The Company measures the changes in the fair value of the interest rate swaps using Level 2 inputs (see note 2 under sub-heading “Fair Value of Financial Instruments”).

Commodity cash flow hedges:

For its milk commodity hedges the Company considered them economic hedges but did not designate them for hedge accounting treatment, the impact to earnings was insignificant in 2009. The Company did not enter into any similar derivative instruments in 2008. The Company uses Level 1 inputs to measure fair value at September 30, 2009.

As of September 30, 2009, the Company had hedged forecasted commodity transactions, the majority of which do not exceed the next 6 months. These commodity hedges are considered economic hedges but are exempt from hedge accounting as normal forward purchases.

9.	License

A substantial portion of the Company’s business is dependent on its exclusive license of certain technology from Brandeis University (“Brandeis”). This license agreement, dated June 1996, imposes certain obligations upon the Company, such as diligently pursuing the development of commercial products under the license products. The agreement expires at the end of each patent period of seventeen years after the agreement execution date for products which do not have patents and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that the Company has failed to meet its obligations under the license agreement, Brandeis could seek to limit or terminate the Company’s license rights. Royalties earned by Brandeis for the three and nine months ended September 30, 2009 were $265 and $730, respectively. Royalties earned by Brandeis for the three and nine months ended September 30, 2008 were $203 and $610, respectively.

10.	Income taxes

The Company’s effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which it operates and the amount of taxable income it earns. The Company’s effective tax rate for 2009 is estimated to be 34%, which benefited in the second quarter from the positive resolution of a liability recorded in conjunction with an uncertain tax position, which lowered the effective rate for the year. The deferred tax liability represents primarily the difference between the tax and accounting basis of intangible assets acquired in the GFA merger.

11.	Commitment and contingencies

As of September 30, 2009, the Company had the following commitments and contractual obligations:

•
Two lease agreements for the lease of a corporate office facility located in Paramus, NJ. The leases have an approximate five-year life with the option to extend one lease for two additional five-year terms and the other for 18 months. The annual rental expense is approximately $500 for the first five years.

•
Three lease agreements for the lease of a corporate office facility located in Niwot, Colorado. The leases have an approximate five-year life with the option to extend each lease for 36 months. The annual rental expense is approximately $120 for the first five years.

•
Forward purchase commitments for a portion of the Company's projected requirements for peanuts and for palm, soy and canola oil. These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price. Based on the most recent prices, these commitments would total approximately $31,000 as of September 30, 2009. The commitments are expected to be liquidated by the second quarter of 2010 with the majority being liquidated by December 2009.

•
Futures purchases and collars (puts and calls) for a portion of the Company’s projected requirement for milk. These instruments net settle in cash and are classified as derivatives. As of September 30, 2009, these commitments total approximately $2,364.

•	The Company uses interest rate swaps to cover exposure to changes in interest rates on its secured debt financing (see note 6).

The Company is party to various legal proceedings arising in the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse affect on the Company’s financial position, results of operations or cash flow.

12.	Subsequent Event

The Company’s management has evaluated events subsequent to September 30, 2009 through November 5, 2009, which is the issuance date of this report.

On November 4, 2009, the Company, through its wholly-owned subsidiary GFA Brands, Inc., entered into a Credit Agreement (the “Credit Agreement”) with Bank of Montreal, as lender and as administrative agent for the lenders signatory thereto (the “Lenders”) pursuant to which the Lenders have agreed to make a $55,000 term loan (“Term Loan”) and loans on a revolving basis of up to $45,000 (the “Revolver”). The Revolver includes a $5,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swing line loans (the “Swing line facility”). Subject to certain conditions, the Term Loan or Revolver can be increased by $5,000 at the Company’s option by the Company with the existing Lenders or to the extent existing Lenders decline to do so by adding additional Lenders. This new credit facility (the “Facility”) replaced the Company’s prior first lien and second lien credit facilities with Banc of America Securities LLC and Bank of America, N.A. As of September 30, 2009, outstanding debt under the previous facilities totaled approximately $65,000. By allowing for acquisitions, the new Facility will provide added flexibility to the Company with regards to its strategic plans compared to the previous facility.

Both the Term Loan and the loans made pursuant to the Revolver mature on November 4, 2013. At the Company’s option, borrowings on the Term Loan and Revolver can either be Base Rate Loans or LIBOR Loans. Base Rate Loans bear interest at the Base Rate (as defined in the Credit Agreement) (which may be no less than 2.5%) plus the pricing margin from 2.25% to 3.25% based on the Company’s total funded debt to EBITDA ratio (the “Leverage Ratio”). LIBOR Rate Loans bear interest at the greater of 1.5% or the Adjusted LIBOR (as defined in the Credit Agreement) plus the pricing margin from 3.25% to 4.25% based on the Leverage Ratio. There are other fees for unused amounts of the Revolver payable quarterly.

There are no prepayment penalties for optional prepayments of the Facility. However the Company must reimburse the Lenders for any losses, costs or expenses incurred by the Lenders as a result of any prepayment of certain loans made under the Facility. Mandatory prepayments that are required under the Facility include:

•	100% of the net cash proceeds (as defined in the Credit Agreement) upon certain dispositions of property or upon certain damage or seizures of property, subject to limited exceptions;

•
50% of all net cash proceeds from issuance of additional equity securities of the Company, subject to limited exceptions, provided, however, if Company’s Leverage Ratio is less than 2.0 as of the end of the most recently ended quarter, the prepayment is limited to 25% of such proceeds;

•	100% of the amount of net cash proceeds for certain issuances of additional indebtedness for borrowed money;

•
Beginning on December 31, 2010 and each fiscal year thereafter, an annual prepayment equal to 25% of excess cash flow of the Company (as defined in the Credit Agreement) for such fiscal year, provided such prepayment is not required if the Company has a Leverage Ratio of 2.0 or less, measured as of the end of such fiscal year;

The financial covenants of the Facility include maintaining a Leverage Ratio of not greater than 2.75 based on the most recently ended four quarters, declining to 2.5 at December 31, 2011 and thereafter. The Company is also required to maintain a minimum debt service coverage ratio of 2.0 for the term of the facility. The Company is also limited to spending not more than $6,000 of capital expenditures per year with any unspent funds carried over to the next twelve months.

The new Facility, along with cash on hand from operations, was used to retire the previous debt outstanding, pay off the interest rate swap of approximately $3,800 and pay transaction-related costs which are expected to be approximately $2,200 and will be amortized over the life of the loan using the effective interest rate method. Outstanding deferred loan costs of $1,400 were expensed upon closing the new Facility. As of November 4, 2009, total debt outstanding was $60,600 including $5,600 in borrowings under the Revolver. The Company maintained a cash balance of approximately $5,000 after the new Facility closed.

The other terms and conditions of the Facility are consistent with credit facilities of this nature and consist of customary representations and warranties, affirmative and negative covenants including financial covenants, conditions precedent, events of default and indemnification provisions.

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

Company Overview

We are a consumer food products company that competes primarily in the retail branded food products industry and focuses on providing value-added, functional food products to consumers. Functional food is defined as a food or a food ingredient that has been shown to affect specific functions or systems in the body and may play an important role in disease prevention. We market buttery spreads, popcorn, peanut butter, cooking oil, mayonnaise and other products primarily under the Smart Balance® trademark. In the natural food channel, we sell similar natural and organic spreads products under the Earth Balance® trademark. Our trademarks are of material importance to our business and are protected by registration or other means in the United States and a number of international markets. Our buttery spreads business, marketed under Smart Balance®, Earth Balance®, SmartBeat® and Nucoa®, is by far the most developed product segment and accounted for approximately 76% of sales for the three and nine months ended September 30, 2009.

Our products are sold in all 50 states, with little international sales presence. We sell our products in mass merchandise, grocery, natural food and club stores throughout the U.S, with a majority of products sold through supermarket chains and food wholesalers. We utilize regional sales managers who are full-time employees and work with food brokers to sell our products. In September 2007, we entered into an agreement with Acosta, Inc. to become our national sales agency. Additionally, we sell a small portion of our products through independent food distributors. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 18% and 19% of net sales for the three and nine months ended September 30, 2009, respectively.

Our signature buttery spreads and popcorn products utilize a proprietary licensed, patented technology that is free of manufactured trans fats and enhances HDL to LDL cholesterol ratios. In 1996, Brandeis University licensed to GFA certain technology relating to the use of a balanced proportion of saturated and polyunsaturated fatty acids from one or more vegetable oil sources for incorporation in food products to increase HDL and HDL/LDL cholesterol ratio. Our agreement with Brandeis provides us with an exclusive license to a number of U.S. patents until April 7, 2015, at which time the license for the U.S. patents will expire. In addition, we have proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.

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

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

(in millions except per share)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$59,806	$57,532	$180,590	$156,311
Cost of goods sold	30,045	32,345	94,303	88,397
Gross profit	29,761	25,187	86,287	67,914
Operating expenses	26,303	22,612	77,103	63,879
Operating income (loss)	3,458	2,575	9,184	4,035
Other (expenses) income, net	(1,371)	(4,962)	(4,158)	(10,897)
Income (loss) before income taxes	2,087	(2,387)	5,026	(6,862)
Provision (benefit) for income taxes	816	(773)	1,618	(2,535)
Net income (loss)	$1,271	$(1,614)	$3,408	$(4,327)
Net income (loss) per common share	$0.02	$(0.03)	$0.05	$(0.07)

Results of Operations for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Net sales:

Net sales for the three months ended September 30, 2009 increased 4.0% to $59.8 million from $57.5 million for the three months ended September 30, 2008. The increase was primarily due to a 9% increase in case shipment volume, partially offset by higher trade and consumer promotion expenses, related to the launch of the new sour cream products. The increase in cases shipped was primarily due to growth in the Company’s new milk line, due to regional expansion in the Northeast and continued growth in the initial Florida market, gains in the core category of spreads benefiting in part from promotions at club stores, and the initial shipments of the new sour cream products, partially offset by declines in cooking oil.

Cost of goods sold:

Cost of goods sold for the three months ended September 30, 2009 was $30.0 million, a 7.1% decrease from the same period in 2008.  The decrease was due to lower input costs, partially offset by higher case shipments.

Gross profit:

Gross profit increased 18% or $4.6 million to $29.8 million for the three months ended September 30, 2009 from $25.2 million in 2008 due to the growth in case shipments and the benefit of lower product input costs, partially offset by higher promotion expenses.

Gross profit as a percent of net sales was 49.8% for the three months ended September 30, 2009 compared to 43.8% in 2008, due to lower input costs, partially offset by higher promotion expenses.

Operating expenses:

Total operating expenses for the three months ended September 30, 2009 were $26.3 million compared to $22.6 million for the corresponding period in 2008, an increase of $3.7 million.  Operating expenses include selling, marketing and general and administrative expenses. The increase in operating expenses reflected additions to staff and staff related costs along with higher marketing investments, both to support growth.  Included in general and administrative costs in 2009 were approximately $4.1 million of stock-based compensation expense, and $1.2 million in depreciation and amortization.  In 2008 there were $3.7 million of stock-based compensation expense and $1.2 million of depreciation and amortization.

Operating income (loss):

Operating income increased 34% to $3.5 million for the three months ended September 30, 2009 compared with $2.6 million for the corresponding period in 2008.  The $0.9 million increase reflects the $4.6 million increase in gross margin, partially offset by the $3.7 million increase in operating expenses.  Excluding non-cash charges for stock based-compensation and depreciation and amortization of $5.3 million in 2009 and $4.9 million in 2008, operating income increased $1.3 million to $8.7 million in 2009 from $7.4 million in 2008.

Other income (expense):

Other expenses were $1.4 million for the three months ended September 30, 2009 compared to other expenses of $5.0 million in the corresponding period in 2008.  The results for 2009 and 2008 included net interest expense of $1.2 and $4.5 million, respectively.  Included in the 2009 net interest expense is a $0.4 million loss on derivatives related to our interest rate swap, compared to a $2.6 million loss in 2008.  Additionally, in 2008, there was $0.1 million expense of accelerated financing amortization due to the early paydown of debt.

Income taxes:

The provision for income taxes for the three months ended September 30, 2009 was $0.8 million compared with a benefit of $0.8 million for the corresponding period in 2008.  The effective tax rate was approximately 39% in the third quarter of 2009, compared to 32% in 2008.

Net income (loss):

Net income for the three months ended September 30, 2009 was $1.3 million compared with a loss of $1.6 million for the corresponding period in 2008, an increase of $2.9 million, reflecting the improvement in operating income and lower interest expenses and debt related costs.  Excluding the after-tax impact of the non-cash charges, of stock based-compensation, depreciation and amortization, change in fair value of an interest rate swap, and accelerated financing amortization, net income for the third quarter of 2009 increased 40% to $4.2 million versus $3.0 million in 2008.

Net income (loss) per common share:

Our basic and diluted net income per share in the third quarter of 2009 was $0.02 compared to a net loss of $(0.03) in the corresponding period in 2008 based on the basic and diluted weighted average shares outstanding of 62.6 million and 62.7 million, respectively, in the third quarter of 2009 and 62.6 million basic and diluted shares outstanding in the third quarter of 2008.

Results of Operations for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Net Sales:

Net sales for the nine months ended September 30, 2009 increased 15.5% to $180.6 million from $156.3 million for the nine months ended September 30, 2008.  The increase was primarily due to higher selling prices from pricing actions taken in 2008 and increased case shipment volumes, partially offset by higher promotion costs.

Cost of goods sold:

Cost of goods sold for the nine months ended September 30, 2009 was $94.3 million, a 6.7% increase from the same period in 2008.  The increase was primarily due to higher volumes.

Gross profit:

Our gross profit increased $18.4 million to $86.3 million for the nine months ended September 30, 2009 from $67.9 million in 2008 due primarily to higher selling prices and increased case shipment volumes, partially offset by higher promotion costs.

Gross profit as a percent of net sales was 47.8% for the nine months ended September 30, 2009 compared to 43.4% in 2008, as the benefit of higher selling prices more than offset higher promotion costs.

Operating expenses:

Total operating expenses for the nine months ended September 30, 2009 were $77.1 million compared to $63.9 million for the corresponding period in 2008, an increase of $13.2 million.  Operating expenses include selling, marketing and general and administrative expenses. The increase in operating expenses reflected additions to staff and staff related costs along with higher marketing investments, both to support growth.  Included in general and administrative costs in 2009 were approximately $12.1 million of stock-based compensation expense, and $3.7 million in depreciation and amortization.  In 2008 there were $10.9 million of stock-based compensation expense and $3.3 million of depreciation and amortization.

Operating income (loss):

Operating income was $9.2 million for the nine months ended September 30, 2009 compared to $4.0 million for the corresponding period in 2008.  Operating income increased $5.2 million, as the $18.4 million increase in gross margin was largely offset by a $13.2 million increase in operating expenses.  Excluding non-cash charges for stock based-compensation and depreciation and amortization of $15.8 million in 2009 and $14.3 million in 2008, operating income increased $6.6 million to $24.9 million in 2009 from $18.3 million in 2008.

Other income (expense):

Other expenses were $4.2 million for the nine months ended September 30, 2009 compared to other expenses of $10.9 million in the corresponding period in 2008.  The results for 2009 and 2008 included net interest expense of $3.6 and $9.8 million, respectively.  Included in the 2009 net interest expense is a $0.9 million loss on derivatives related to our interest rate swap, compared to a $2.6 million loss in 2008.  Additionally, in 2009, there was $0.1 million expense of accelerated financing amortization due to the early paydown of debt, compared with $1.0 million in 2008.

Income taxes:

The provision for income taxes for the nine months ended September 30, 2009 was $1.6 million compared with a benefit of $2.5 million for the corresponding period in 2008.  Included in the second quarter of 2009 was a favorable settlement of an uncertain tax position in the amount of $0.4 million which resulted in an effective tax rate of approximately 32% for the nine months ended September 30, 2009.  This compares to 37% in the same period last year.

Net income (loss):

Our net income for the nine months ended September 30, 2009 was $3.4 million compared with a loss of $4.3 million for the corresponding period in 2008, an increase of $7.7 million, reflecting the improvement in operating income, lower interest expenses and debt related costs, and lower taxes.  Excluding the after-tax impact of non-cash charges, including stock based-compensation, depreciation and amortization, change in fair value of an interest rate swap, and accelerated financing amortization, net income for the nine months ended September 30, 2009 increased $13.6 million versus $6.5 million in 2008.

Net income (loss) per common share:

Our basic and diluted net income per share for the nine months ended September 30, 2009 was $0.05 compared to a net loss of $(0.07) in the corresponding period in 2008 based on the basic and diluted weighted average shares outstanding of 62.6 million and 62.7 million, respectively, in 2009 and 62.5 million basic and diluted shares outstanding in 2008.

Cash Flows

Cash provided by operating activities was $8.6 million for the nine months ended September 30, 2009 compared to $4.7 million in the corresponding period in 2008.  For the first nine months of 2009, we had a net income of $3.4 million, which included $12.1 million of non-cash stock-based compensation expenses and $3.9 million of depreciation and amortization, offset by increased working capital of $6.2 million and changes in deferred taxes and derivative liability of $4.7 million.  For the first nine months of 2008, we had net losses of $4.3 million, which included $10.9 million of stock-based compensation expenses and $3.6 million of depreciation and amortization.  Higher working capital needs in the first half of 2008 more than offset the benefit of these non-cash charges.

Cash used in investing activities totaled $0.7 million for the nine months ended September 30, 2009, compared to $2.1 million during the nine months ended September 30, 2008, both of which resulted from the purchase of software development costs and other fixed assets.

Cash used in financing activities for the nine months ended September 30, 2009 was $5.0 million, compared to $32.8 million used in financing activities for the corresponding period in 2008, resulting from the repayment of debt in both periods.

Liquidity and Capital Resources

Liquidity:

Our liquidity and capital resource planning is largely dependent on the generation of operating cash flows, which is highly sensitive to changes in demand and to a lesser extent, pricing, for our major products. While changes in key operating costs, such as outsourced production, advertising, promotion and distribution, may adversely affect cash flows, we generate significant cash flows as demand for our products grows. For interim reporting, the Company estimates the total annual sales incentives for most programs and records a pro rata share in proportion to forecasted annual revenue.  As a result, the Company has paid $6.4 million through September 30, 2009, which will be charged to expense over the remaining quarter.  Our principal liquidity requirements are to finance current operations, pay down existing indebtedness and fund future expansion. Currently, our primary source of liquidity to meet these needs is cash generated by operations.

We believe that cash flows generated from operations, existing cash and cash equivalents, and borrowing capacity under the revolving credit facility should be sufficient to finance working capital  requirements for our business for the foreseeable future.  As of September 30, 2009, $20 million was available for borrowing under our revolving credit facility.  Developing and bringing to market other new brands and business opportunities may require additional outside funding, which may require us to seek out additional borrowing arrangements.

Secured Debt Financing:

In conjunction with the GFA merger, on May 21, 2007, the Company entered into a loan arrangement with Banc of America Securities LLC and Bank of America, N.A. for $180 million in secured debt financing consisting of:  (1) a $140 million first lien facility comprised of a $120 million term loan and a $20 million revolver and (2) a second lien facility comprised of a $40 million term loan. The first lien facility is secured by a first lien on all of the Company’s assets and the second lien facility is secured by a second lien on all of the Company’s assets.  During the second quarter of 2009, the Company prepaid $5.0 million of the first lien debt.  As a result of the prepayment, the Company wrote off approximately $0.1 million of deferred financing costs, which is included in other income (expense).  Through September 30, 2009, the Company paid a total of approximately $95.5 million, consisting of $65.5 million in principal on its first lien term loan and $30 million on its second lien debt.  The term loan of the first lien facility will mature on May 21, 2014 and the revolving loan under the first lien facility will mature on May 21, 2013. The term loan of the second lien facility will mature on November 18, 2014.

In accordance with a pricing grid based on the Company’s leverage ratio, the applicable margin is LIBOR plus 3.00% per annum beginning March 28, 2008, which resulted in an interest rate of 3.28% at September 30, 2009. The  interest rate on the second lien facility is LIBOR plus an applicable margin of 6.00% per annum, beginning July 1, 2007, which resulted in an interest rate at September 30, 2009 of 6.28%.

The Company uses interest rate swaps to effectively manage interest rate exposure by locking in the variable interest rate on our debt into a fixed rate of 5.05%.  The Company recognizes the mark-to-market movement of the interest rate swap in income as the rate changes.  As of September 30, 2009, the Company had a derivative liability of $3.6 million which represents the present value of the future quarterly interest payments, through the end of the swap agreement of September 30, 2010, based on the difference between the three month LIBOR floating interest at September 30, 2009 and the fixed interest rate of the debt of 5.05% on $80 million notional amount. At the end of each quarter, the Company makes or receives quarterly cash payments based on the actual difference between these two rates. At September 30, 2009, the Company has opted to let the notional amount of the interest rate swap exceed the amount of its debt by approximately $15.5 million assuming that the current LIBOR interest rate environment would increase allowing the Company to pay off the quarterly swap requirements on more favorable terms.

There is no prepayment penalty for optional prepayments on the first lien facility and the following penalties for optional prepayments on the second lien facility: 1.00% premium if prepaid before May 21, 2009; and no prepayment penalty thereafter. As a result of prepaying $30 million of the second lien facility, the Company paid a $0.6 million prepayment penalty, which is included in interest expense for the year ended December 31, 2008.  Mandatory prepayments under the first lien facility include 50% of excess cash flow (as defined in the credit agreement) and 50% of all net cash proceeds from the issuance of additional equity interests by us.  After the first lien facility is re-paid in full, the second lien facility requires mandatory prepayments, which include 50% of excess cash flow (as defined in the credit agreement) and 50% of all net cash proceeds from the issuance of additional equity interests by us.  In addition, the term loan of the first lien facility is subject to quarterly amortization of principal with 1.00% of the initial aggregate advances under such loan to be payable in each of the first six years and the remainder of the initial aggregate advance to be payable in a balloon payment at maturity.

The first and second lien credit facilities can be accelerated upon the occurrence of certain events, including:

•	nonpayment of debt including interest and fees;

•	failure to perform or observe covenants;

•	cross defaults to other indebtedness exceeding $5 million;

•	bankruptcy and insolvency; and

•	certain other events.

The first lien credit facility requires the Company to comply with certain financial covenants, such as ratios of Consolidated EBITDA (as defined in the first lien credit facility) to each of consolidated cash interest charges, total debt and first lien debt.  The second lien credit facility requires the Company to comply with one financial covenant consisting of a leverage ratio of total debt to Consolidated EBITDA (as defined in the second lien credit facility).  The Company was in compliance with all of its debt covenants at September 30, 2009.

Under the terms of both credit facilities, the Company is precluded from reacquiring its own shares.

On November 4, 2009, the Company, through its wholly-owned subsidiary GFA Brands, Inc., completed the refinancing of its credit facilities.  See Note 12 Subsequent Event for further details.

The following is a summary of long-term debt:

	September 30, 2009	December 31, 2008
First lien term loan	$54.5	$59.5
Second lien term loan	10.0	10.0
Total Debt:	64.5	69.5
Less: Current maturities	-	-
Total long term debt	$64.5	$69.5

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

We purchase significant amounts of soy, palm and canola oil products and peanuts to support the needs of our brands. The price and availability of these commodities directly impacts the results of operations and can be expected to impact the future results of operations. For these raw materials, we do not engage in any hedging activities because we enter into agreements that qualify as normal purchases and sales in the normal course of business.  Accordingly, the agreements do not qualify as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Based on the most recent prices for soy, palm and canola oil products and peanuts, we have commitments of $31.0 million.

During the second and third quarters of 2009, we entered into futures contracts to cover our exposure to milk commodity costs.  These contracts, which have a notional value at September 30, 2009 of approximately $2.4 million, cover approximately 55% of 2009 requirements.  We have recognized a small loss in other income and expenses related to the market-to-market movement in these positions.  We did not elect for cash flow hedging accounting treatment for these hedges.

In conjunction with the fixed-rate debt arrangements discussed elsewhere in this report, we entered into $80 million of interest rate swaps on August 16, 2007, which are designed to fix the interest rate of the variable rate debt. Under these swaps, we receive or pay the difference between our fixed-rate interest payments and floating-rate payments based on LIBOR. The effect of this is to convert floating-rate interest expense based on LIBOR into fixed-rate interest expense. The arrangements settle on the last day of each calendar quarter. For the quarter ended September 30, 2009, the Company paid $1.0 million and received $0.1 million with the difference increasing interest paid by $0.9 million.  In addition, the Company recorded the change in fair value of the interest rate swap of $0.4 million, which is included as a charge interest expense.

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

On November 4, 2009, the Company, through its wholly-owned subsidiary GFA Brands, Inc., completed the refinancing of its credit facilities. See Note 12 Subsequent Event for further details.

Item 4.        Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer and Principal Financial and Accounting Officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. During the fiscal quarter ended September 30, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.        Other Information

Item 1.        Legal Proceedings.

There have been no material changes to the litigation we previously reported under Item 3 in our annual report on Form 10-K/A for the year ended December 31, 2008 and Amendment No. 1 thereto.

Item 1A.     Risk Factors.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A of our annual report on Form 10-K/A for the year ended December 31, 2008 and Amendment No. 1 thereto.

Item 6.        Exhibits.

See the exhibit index located elsewhere in this quarterly report on Form 10-Q.

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company, its subsidiaries or other parties to the agreements.  The Agreements contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

●	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

●	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

●	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

●	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.  Additional information about the Company may be found elsewhere in this report and the Company’s other public files, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 5, 2009	SMART BALANCE, INC. (Registrant)

/s/Stephen B. Hughes
Stephen B. Hughes Chairman and Chief Executive Officer (Authorized officer of Registrant)

/s/Alan S. Gever
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