Form 10-K
period 2009-12-31
SMART BALANCE, INC.
filed 2010-03-10
CIK 1331301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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
Yes  ☐        No  ☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on June 30, 2009 ($6.81), as reported on the Nasdaq Global Market was approximately $240 million.

As of March 1, 2010, there were 62,630,683 shares of common stock, par value $.0001 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with its 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this annual report constitutes forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intends,” and “continue” or similar words.  In addition, forward-looking statements are statements which

•	discuss future expectations or expansions of business lines;

•	contain projections of future results of operations or financial condition; or

•	state other “forward-looking” information.

We believe that communicating our expectations to our stockholders is important. However, there are always events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this annual report, including the risk factors described under “Item 1A – Risk Factors”, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations we describe in our forward-looking statements.  These risks include, among other things, our ability to:

•	maintain margins during periods of commodity cost fluctuation;

•	introduce and expand our distribution of new products;

•	meet marketing and infrastructure needs;

•	respond to changes in consumer demand;

•	respond to adverse publicity affecting our company or industry;

•	comply with new regulatory requirements;

•	maintain existing relationships with and secure new customers;

•	continue to rely on third party distributors, manufacturers and suppliers; and

•	grow net sales in a competitive environment and with increasingly price sensitive consumers.

You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this report.

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

PART I

Item 1.            Business

Overview

We are a marketer of functional food products in the U.S. primarily under the Smart Balance® and Earth Balance® trademarks.  Functional food is defined as a food or a food ingredient that has been shown to affect specific functions or systems in the body and may play an important role in disease prevention.  Our signature spreads products utilize a proprietary licensed, patented technology that is naturally free of trans fats and enhances good-to-bad cholesterol ratios when used as part of the Smart Balance™ Food Plan. We have other product offerings utilizing our heart healthier positioning and brand leverage, including peanut butter, cooking oils, mayonnaise, popcorn, milk and sour cream.

We sell Smart Balance® products in grocery, mass merchandise and convenience stores. In the natural food channel, we sell similar natural and organic products under the Earth Balance® trademark.  Our products are available in all 50 states with little presence in international markets.  The Company has a growing presence in the foodservice and industrial channels.  The Smart Balance® line of products was introduced in 1996 with the launch of our buttery spreads products and has achieved growth in market share every year since.  Our market share in the spreads category in 2009 was 14.6%, according to Information Resources, Inc.  We outsource production and distribution and, therefore, have no manufacturing facilities or warehouses.

Smart Balance® Products

The Smart Balance® line of products is available in a variety of categories, formats and sizes in the supermarket, mass merchandise and convenience store channels of distribution.  In 2009, 2008 and 2007, Smart Balance® labeled products represented approximately 89%, 88% and 86% of our sales, respectively.  In addition, in 2009, 2008 and 2007, our Smart Balance® buttery spreads products represented approximately 67%, 66% and 63% of our sales, respectively.  The buttery spreads products are generally available throughout the United States while the other products have less distribution at the current time.  The buttery spreads are also available in bulk and individual serving formats for use in the industrial and foodservice channels.

Buttery Spreads and Butter Blend Sticks

Our buttery spreads are made from a patented blend of natural oils to help balance fats in the consumer’s diet and to help improve the good-to-bad cholesterol ratio when used as part of the Smart Balance™ Food Plan and contain no hydrogenated or partially hydrogenated oils and only trace amounts of trans fatty acids.  The original buttery spread has won several awards as the best-tasting product in its category.

There are a number of varieties of our buttery spreads that offer different benefits depending on consumers’ needs.  Buttery spreads are available in regular, light, low sodium and organic versions as well as versions that offer benefits from added Omega-3s per serving and that achieve a favorable ratio of Omega-6 to Omega-3 fatty acids.  Some products use flax oil, fish oil, plant sterols and olive oil to achieve desired benefit and taste profiles.

Smart Balance® Butter Blend Stick is a 50/50 blend of creamery fresh butter and Smart Balance® buttery spread in a convenient stick, with 28% less saturated fat than regular butter.  We also sell versions of butter blend sticks with a special mix of Omega-3s from flax and fish oil.  All versions are non-hydrogenated and contain zero grams of trans fat per serving.

We also market a Smart Balance® Buttery Burst Spray.  The spray has zero calories, zero carbs and zero fats per serving and can be used as a pan spray or as a topping.

Peanut Butter

Our peanut butter products contain ALA (short-chain) Omega-3 from flax oil.  They have no hydrogenated oil and zero grams of trans fat per serving.  Each variety is made from premium, deep-roasted peanuts and is all-natural and does not require refrigeration.

Cooking Oil and Cooking Sprays

Our cooking oil and cooking sprays are designed for use in cooking, baking and salads to aid in avoiding trans fatty acids and hydrogenated oils.  They are used for healthier food preparation.

Light Mayonnaise

Our Smart Balance® Omega Plus Light Mayonnaise has half the fat of regular mayonnaise, is non-hydrogenated, contains zero grams of trans fat per serving and contains natural plant sterols and ALA Omega-3.

Microwave Popcorn

Smart Balance® popcorn features our patented oil blend and all varieties contain no hydrogenated oil or trans fatty acids.  Smart Balance® Popcorn varieties include Smart ‘n Healthy™, Light Butter, and Smart Movie-Style™.

Milk

We offer a range of milk products, with different varieties containing EPA/DHA (long chain) Omega-3s, Vitamin E, Vitamin C and/or plant sterols, as well as added levels of calcium and protein.  We use low and no fat milks enhanced with non-fat milk solids to give the taste and texture of whole or reduced fat milk.  Our milk varieties include fat-free milk, 1% lowfat milk and lactose-free milk.  We expect that during 2010 our milk products will be available in markets across the U.S.

Sour Cream

We introduced regular and reduced fat varieties of sour cream in late 2009 under the Smart Balance® brand and expect to expand distribution in 2010.  The products have excellent source levels of EPA/DHA (long chain) Omega-3s, anti-oxidant vitamin E and vitamin D, and are a good source of calcium, with up to 66% more calcium than other sour creams in the market.

Smart Balance™ Food Plan

We created the Smart Balance™ Food Plan, incorporating many of our products, in order to help consumers achieve a healthy balance of natural fats in their daily diet.  The plan includes menus as well as numerous recipes.  Regular exercise is recommended in the plan as well.  Years of research have shown that including the right balance of fats as a significant part of a varied diet can, among other benefits, improve a consumer’s ratio of “good” HDL cholesterol to his or her “bad” LDL cholesterol.  Following our food plan will help limit intake of saturated fat, and provide valuable Omega-3s while avoiding hydrogenated oil and harmful trans-fatty acids.

Earth Balance® Products

The Earth Balance® line of products offers a variety of buttery spreads and sticks and nut butters formulated for consumers interested in natural and organic products.  Earth Balance® products represented approximately 7% of sales in 2009.  They are primarily available in the natural and organic channel of distribution and have a small but growing presence in traditional retail outlets.  Earth Balance® products are also marketed with the trademarks Soy Garden® and Natucal™.

Bestlife™ Products

In the fall of 2009, we signed an exclusive global agreement with the Best Life Corporation to develop a popularly priced Bestlife™ brand, consisting of food and beverage products that offer great taste, nutrition and convenience.  We are introducing the Bestlife™ line of spread products in 2010, which feature partially hydrogenated oil-free products targeted to the value segment consumer.

Industry Overview and Trends

We believe several factors are increasing consumer awareness of nutrition and driving consumer demand for functional foods, including:

•	interest in the relationship between diet and health;

•	increasing health care costs;

•	changes in media attention and laws affecting labeling and product claims; and

•	an aging population, interested in prolonging life and the quality of life.

As Americans have increasingly sought out new ways to maintain and improve their personal health, functional food has played an increasing role in diets.  The medical community and food and drink manufacturers are responding to these demands.  Goods and services that make claims of contributing to personal health through natural and non-interventionist means are increasingly available.  Functional food promotion focuses on consumer health enhancement and disease prevention.

Growth Strategy

Our goal is to become a recognized leader in providing nutritious and good tasting products for a wide variety of consumer needs.  We believe the Smart Balance® brand has the potential to become a broad functional foods platform across multiple food categories.  Our primary growth strategy is two-fold: (1) to drive consumer and trade awareness of our brands and (2) to increase purchase frequency by expanding product offerings and distribution in our core category of spreads and into other dairy categories.  In order to drive consumer and trade awareness of our brands and add more households that prefer our products, we will continue to use marketing and promotional programs to drive trial and encourage brand loyalty. We spent over $40 million in 2008 for consumer marketing and promotion and over $50 million in 2009.  In order to increase purchase frequency and expand our product offerings and distribution, during 2008 we launched a successful distribution initiative to increase shelf presence in retailers.  The effort substantially increased the average number of our products that retailers have on the shelf, especially in the spreads category.  Our current dairy aisle initiative is the critical part of our growth plan.  Centered on the high purchase frequency of the milk category, we believe success in expanding in the diary aisle will be the driver toward our growth goals.

Sales and Distribution

Many Smart Balance® products are sold in all 50 states.  A majority of our products are sold through supermarket chains and food wholesalers.  Since September 2007, we have utilized Acosta, Inc. as our national sales agency.    Additionally, a small portion of our products are sold through independent food and beverage distributors.

Through Acosta and our internal regional sales managers, we work with each distributor and retailer to ensure that our products are effectively promoted.  We employ periodic in-store promotions that can include informational materials about our products, sale pricing, product sampling, store advertising and product displays to generate consumer interest in our products.

We use third party distributors and a network of public warehouses to deliver product from our manufacturers to our customers.

Our largest customer in 2009 in terms of sales revenue was Wal-Mart Stores, Inc., accounting for approximately 19% of sales dollars.  No other single customer accounted for more than 10% of our sales revenues in 2009.

Marketing

Our marketing efforts are designed to increase consumer awareness of and demand for our products.  We employ a broad mix of marketing, including print, television, radio, coupons, in-store product sampling, consumer and trade events and recipe and food plans.  We use television advertising to reach a larger number of target consumers.  We use print ads in magazines with wide circulation and in special interest publications targeted to groups such as health food consumers, athletes and diabetics.  We also use radio advertising primarily to support event marketing, such as Heart Health Month.  We use coupons (freestanding insert newspaper and magazine coupons and store register and on-pack coupons) to help stimulate product trial and repeat purchases by providing consumers with economic incentives.

We believe that an effective marketing tool is the dissemination of educational information through events and our websites explaining the nutritional qualities of our products.  Our sales and marketing team gathers information and feedback from consumers and retailers to enable us to better meet changing consumer needs.  We provide access to consumer service representatives through our toll free number to answer questions and educate consumers on nutrition, new products and developments.

Manufacturing

We outsource manufacturing of our products to third-party co-packers.  We do not own or operate any manufacturing facilities.  Outsourcing is designed to allow us to enhance production flexibility and capacity, leverage working capital, and focus our energy and resources on marketing and sales, while substantially avoiding capital expenditures and the complication of managing a production work force.  Our buttery spreads are produced by two manufacturers, one of whom has multiple locations.  Milk and dairy products have regional suppliers.  Most of our other products are each supplied by a separate sole source.  We believe our manufacturers have the capacity to fulfill our production needs.  We will monitor capacity, service and costs and will qualify alternative sources of supply as needed.

Most of our raw materials are commodities that are broadly available from multiple sources.  Key raw materials used for our products are oil, peanuts and milk. We maintain varying positions in key raw materials from time to time to stabilize supply and price as appropriate.

Our manufacturers supply our products at a price equal to the cost of ingredients and certain packaging plus a contracted toll charge.  We work with our manufacturers to source high quality ingredients at attractive pricing.  We also negotiate certain commodities and packaging costs directly with the suppliers.  We bear all freight costs associated with shipping finished products.

We provide proprietary formula and processing information for our products to our manufacturers.  We receive production reports, quality control reports and samples from product runs.  In addition, our research and development and quality control personnel visit each manufacturing facility on a regular basis to ensure compliance with good manufacturing practices.

Competition

The food and beverage industry is highly competitive and numerous multinational, regional and local firms currently compete, or are capable of competing, with us.  Our products compete with branded products as well as generic and private-label products of food retailers, wholesalers and cooperatives.  We compete primarily on the basis of product benefits, brand recognition, brand loyalty, service, marketing, advertising, patent protections and price.  Some competitors may have different profit or strategic objectives than we do.  Substantial advertising and promotional expenditures are required to maintain or improve a brand’s market position or to introduce a new product.  Our largest principal competitors are Unilever, ConAgra Foods and Land O’ Lakes, each of whom has substantially greater market presence, longer operating histories, better distribution, and greater financial, marketing, capital and other resources than we do.  Our competitors may also introduce new products or reformulate existing products that may appeal to our consumers.  Most recently, some of our competitors have reformulated some of their products to remove partially hydrogenated oils; removal of partially hydrogenated oils has minimized our competitive advantage of comparing trans fat levels which was one advantage featured in our marketing programs in 2009.

Intellectual Property

In 1996, GFA licensed technology from Brandeis University relating to the use of a balanced proportion of saturated and polyunsaturated fatty acids from one or more vegetable oil sources for incorporation in food products to increase HDL and the HDL/LDL cholesterol ratio.  Approximately 77% of our sales in 2009 were dependent upon this licensed, patented technology.  Our agreement with Brandeis provides us with an exclusive license to this technology, which includes the following patents and applications:

•	Patent No. 5,578,334 (US)—increasing the HDL level and the HDL/LDL ratio in human serum with fat blends;

•	Patent No. 5,843,497 (US)—increasing the HDL level and the HDL/LDL ratio in human serum by balancing saturated and polyunsaturated dietary fatty acids;

•	Patent No. 5,874,117 (US)—blends of palm fat and corn oil provide oxidation-resistant shortenings for baking and frying;

•	Patent No. 6,630,192 (US)—increasing the HDL level and the HDL/LDL ratio in human serum by balancing saturated and polyunsaturated fatty acids;

•	Patent No. 7,229,653 (US)—increasing the HDL level and the HDL/LDL ratio in human serum by balancing saturated and polyunsaturated dietary fatty acids.

•	Patent No. 2,173,545 (Canada)—increasing the HDL level and the HDL/LDL ratio in human serum by balancing saturated and polyunsaturated dietary fatty acids; and

•
Patent No. EP 0 820 307 B1 (Germany, France, Great Britain, Netherlands and Sweden)—increasing the HDL level and the HDL/LDL ratio in human serum by balancing saturated and polyunsaturated dietary fatty acids.

The license also covers any corresponding foreign patents and subsequent U.S. or foreign applications and any continuations, continuations-in-part, divisions and re-issues.  The license agreement imposes certain obligations on us including diligently pursuing the development of commercial products under the licensed technologies.  The license will terminate: (1) with respect to the U.S. patents described above, on April 7, 2015, which is when the patents expire, (2) with respect to any other patent, upon the expiration of the patent and (3) with respect to unpatented technology, on June 18, 2013.  We pay royalties to Brandeis for the use of the licensed technology based on an agreed formula.

We pay royalties to an individual who assigned a certain concept relative to peanut butter to us for U.S. Patent No. 7,344,747 encompassing the peanut butter concept. The patent will expire on January 24, 2026.

We have acquired the rights from Brandeis for the use of certain technology embodied in U.S. Patent No. 6,156,354 entitled “Hyper-absorption of vitamin E dispersed in milks” and U.S. Patent No. 6,503,545 entitled “Hyper-absorption of vitamin E combined with milk protein.”

In 2008, GFA licensed technology from Perlman Consulting, LLC relating to the stabilization of Omega-3 fatty acids in milk. Our agreement with Perlman Consulting, LLC provides us with an exclusive license to this technology. The license also includes any corresponding foreign patents and subsequent U.S. or foreign applications and any continuations, continuations-in-part, divisions and re-issues.  There is a U.S. patent pending on the technology. We are required to pay royalties to Perlman Consulting, LLC for the use of the licensed technology. The amount of royalties due is based on the net sales of products covered the licensed technology.

In 2008, we entered into a multi-year agreement with Brandeis to fund research to develop new product technologies for existing and future categories.  Under the agreement, $1 million will be paid over ten years, with an option to increase funding.  The bulk of support, $650,000, will be paid over the first three years.  In return, we will receive an option to license any of the resulting technologies for use in our products.  Under a new, separate agreement, we have committed $500,000 to support research of new food technologies.

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

In total, royalty expense was $1.3 million in 2009, of which $1.0 million was related to our spreads business.  In 2008, royalty expense was $1.0 million in total, of which $0.9 million was related to our spreads business.

In addition, our total research and development expenses during the last three years were approximately $0.9 million in 2009, $0.3 million in 2008 and $0.1 million from May 21, 2007 (inception) to December 31, 2007.  On a pro forma basis, research and development expenses for the full year ended December 31, 2007 were $0.1 million.

Government Regulation

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

Our advertising is subject to regulation by the FTC, pursuant to the Federal Trade Commission Act, which we refer to as the FTCA, which prohibits unfair or deceptive acts or practices including the dissemination of false or misleading advertising.  Violations of the FTCA may result in a cease and desist order, injunction, or civil or criminal penalties.  The FTC monitors advertising and entertains inquiries and complaints from competing companies and consumers.  It also reviews referrals from industry self-regulatory organizations, including the National Advertising Division of the Council of Better Business Bureaus, Inc. (the “NAD”).  The NAD administers a voluntary self-regulatory, alternative dispute resolution process that is supported by the advertising industry and serves the business community and the public by fostering truthful and accurate advertising.  Any future NAD inquiries or FTC actions that result in modifications to our advertising or the imposition of fines or penalties could have a material adverse effect on our business, results of operations and financial condition.

Many dairy products, such as our milks and sour creams, are highly regulated by various federal and state agencies.  These regulations include laws concerning restrictions on product labeling, offering sizes and couponing activities and laws regarding minimum markup requirements.  We have been, and likely will be, required to modify these product offerings and certain activities related thereto to comply with the many different regulatory rules and standards.  Our products are also regulated by various agencies of the jurisdictions and foreign countries in which our products are sold.  We have been, and we may be, required to alter certain products to comply with foreign regulatory standards.

We are also subject to the Lanham Act; state consumer protection laws;  federal, state and local workplace health and safety laws;  various federal, state and local environmental protection laws;  and various other federal, state and local statutes and regulations applicable to the production, sale, safety, advertising, labeling and ingredients of food products.

We believe that we presently comply in all material respects with the foregoing laws and regulations.  There can be no assurance, however, that future compliance with such laws or regulations will not have a material adverse effect on our business, results of operations and financial condition.

We may be subject to additional laws or regulations administered by the FDA or other federal, state, or foreign regulatory authorities, the repeal of laws or regulations, or more stringent interpretations or enforcements of current laws or regulations, from time to time in the future.  We cannot predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what affect additional government regulations or administrative orders, when and if promulgated, would have on our business in the future.  Such laws could, however, require the reformulation of products, the recall, withholding or discontinuance of products, the imposition of additional recordkeeping requirements, the revision of labeling, advertising or other promotional materials, and changes in the level of scientific substantiation needed to support claims.  Any or all such government actions could have a material adverse effect on our business, results of operation and financial condition.

Seasonality

Our business is subject to seasonal fluctuations. Historically, significant portions of our net revenue and profits were, and may continue to be, realized during the fourth quarter of our fiscal year, reflecting the holiday baking and cooking season in which several of our products are utilized.  In addition, there are increased sales of these products during the Easter holiday season.  Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Employees

Because we outsource the production and distribution of our products as well as certain selling activities, we have a small number of employees.  As of December 31, 2009, we had 73 full and part time employees.  Our plan is to add more employees as business conditions dictate.  Functions performed by our employees include general management;  finance and accounting;  legal and investor relations,  sales, marketing and customer service;  and operations, quality control/quality assurance and R&D.

Background

We were incorporated in Delaware on May 31, 2005 under the name Boulder Specialty Brands, Inc. in order to serve as a vehicle for the acquisition of a then unidentified operating business and/or brand in the consumer food and beverage industry.  On May 21, 2007, we completed a merger with GFA Brands, Inc. (“GFA”), which owned and marketed the Smart Balance® line of products, among others.  GFA became our wholly-owned subsidiary and is currently our operating entity.  After the merger, the Boulder Specialty Brands, Inc. corporate name was changed to Smart Balance, Inc. (“Smart Balance” or the “Company”).  Pursuant to the merger agreement with GFA, we paid an aggregate of $491 million in cash as merger consideration.  The cash consideration for the merger was funded with cash from our December 2005 initial public offering, the proceeds of a private placement and secured debt financings.

Company Website and SEC Filings

The Company’s website is www.smartbalance.com.  The information on our website is not incorporated by reference in this annual report on Form 10-K.

All of our filings with the Securities and Exchange Commission (the “SEC”) can be accessed through our website promptly after filing; however, in the event that the website is inaccessible, we will provide paper copies of our most recent annual report on Form 10-K, the most recent quarterly report on Form 10-Q, current reports filed or furnished on Form 8-K and all related amendments, excluding exhibits, free of charge upon request.  These filings are also accessible on the SEC’s website at www.sec.gov.

Item 1A.         Risk Factors

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations in future periods.  The risks described below are not the only risks facing our Company.  Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

Risks Associated with Our Business

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

Approximately 67% of our revenues for the year ended December 31, 2009 resulted from sales of our Smart Balance® buttery spreads products, which we expect will continue to be a large percentage of sales in the future.  We cannot be certain that we will be able to continue to commercialize our products or that any of our products will continue to be accepted in their markets.  Specifically, the following factors, among others, could affect continued market acceptance and profitability of Smart Balance® buttery spreads products:

•	the introduction of new products by our competitors into the functional food market;

•	the level and effectiveness of our sales and marketing efforts;

•	continued or accelerating decline in the buttery spreads category;

•	any unfavorable publicity regarding buttery spread products or similar products;

•	litigation or threats of litigation with respect to these products;

•	the price of the product relative to other competing products;

•	any changes in government policies and practices;

•	regulatory developments affecting the manufacture, marketing or use of these products;

•	new products or technologies which effectively render our buttery spreads products obsolete;

•	new science or research which undermines the efficacy of our buttery spreads products; and

•	adverse decisions or rulings limiting our ability to promote the benefits of our buttery spreads products and technology.

Any adverse developments with respect to the sale of Smart Balance® buttery spreads products could significantly reduce our revenues and have a material adverse effect on our ability to maintain profitability and achieve our business plan.

The loss of a significant customer or significant reduction in purchase volume by any such customer could have a material adverse affect on our revenues and net income.

A limited number of supermarket chains and food wholesalers account for a substantial portion of our revenues.  Smart Balance’s ten largest customers accounted for approximately 61% of sales in 2009.  Our largest customer is Wal-Mart Stores, Inc., which accounted for approximately 19% of our sales in 2009.  There can be no assurance that our customers will continue their relationships with us.  In addition, there is no assurance that our customers will not reduce our shelf space, continue to carry the same number of our products, charge us more for shelf space or shelve our new products.  A significant reduction or loss in purchase volume from Wal-Mart Stores, Inc. or other major customers could have a material adverse effect on Smart Balance’s business, results of operations and financial condition.

We are dependent on third-party manufacturers, and the loss of a manufacturer or the inability of a manufacturer to fulfill our orders or to maintain the quality of our products could adversely affect our ability to make timely deliveries of product or result in product recalls.

Smart Balance does not own or operate any manufacturing facilities and is dependent on third parties for the manufacture of its products.  The ability of any of our manufacturers to produce our products could be affected by catastrophic events.  We currently rely on and may continue to rely on two manufacturers to produce all of our spreads.  If either manufacturer were unable or unwilling to produce sufficient quantities of our products in a timely manner or renew contracts with us, we would have to identify and qualify new manufacturers, which we may be unable to do.  As we expand our operations, we may have to seek new manufacturers and suppliers or enter into new arrangements with existing ones.  However, only a limited number of manufacturers may have the ability to produce a high volume of our products, and it could take a significant period of time to locate and qualify such alternative production sources.  In addition, we may encounter difficulties or be unable to negotiate pricing or other terms as favorable as those we currently enjoy.

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

Shipments to and from the warehouses could be delayed for a variety of reasons, including weather conditions, strikes, and shipping delays.  Any significant delay in the shipments of product would have a material adverse effect on our business, results of operations and financial condition and could cause our sales and earnings to fluctuate during a particular period or periods.  We have from time to time experienced, and may in the future experience, delays in the production and delivery of product.

Our manufacturers are required to maintain the quality of our products and to comply with our codebook specifications and requirements for certain certifications. In addition, our manufacturers are required to comply with all federal, state and local laws with respect to food safety.  There can be no assurance that our manufacturers will continue to produce products that are consistent with our standards or in compliance with applicable laws.  We would have the same issue with new suppliers.  We have occasionally received, and may from time to time receive, shipments of products that fail to conform to our standards.  The failure of any manufacturer to produce products that conform to our standards could materially and adversely affect our reputation in the marketplace and result in product recalls, product liability claims and severe economic loss.

Our business model relies heavily on the skill set, experience, industry knowledge and industry contacts of our executive management team.  The departure of one or more members of our executive management team would be disruptive and could have a material adverse effect on our business.

The business model we operate requires specialized skill sets to operate and manage both internal and external teams and operating entities in an efficient coordinated effort.  There is a limited available talent pool for these skill sets.  If we experience turnover in our executive management ranks there can be no assurance that we can smoothly transition replacements in a timely and efficient manner.  Unique skill sets and industry contacts may be difficult or in some instances impossible to duplicate.  In addition, historically a significant portion of our senior management’s compensation has consisted of stock options. The stock options previously granted to our senior management are currently significantly under water, meaning that the exercise prices of the options are greater than the current market value of our common stock.  This decreased financial incentive could cause members of management to seek employment elsewhere.  Disruption to our organization as a result of executive management turnover may have a detrimental impact on our ability to maintain our business performance on a consistent level and could have a material adverse effect on our business, financial condition, results of operations, and liquidity.

We rely on Acosta, Inc. to act as our sales agent and there could be significant disruption in our ability to sell products to our customers for the vast majority of our sales if our relationship was terminated

Acosta, Inc. is the largest sales agency in the U.S. and represents our product line to thousands of supermarkets and food stores.  Our agreement with Acosta is terminable by either us or Acosta after satisfaction of a short notice period.  The termination of our agreement would require us to seek other sales agents, likely causing significant disruption to our business, and could affect our relationships with our customers.

Changes in consumer preferences and discretionary spending may have a material adverse effect on our revenue, results of operations and financial condition.

The food processing industry in general and the functional food industry in particular are subject to changing consumer trends, demands and preferences.  Trends within the functional food industry change often and our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced demand and price reductions, and could have a material adverse effect on our business, results of operations and financial condition.  These changes might include consumer demand for new products or formulations that include health-promoting ingredients such as nutraceuticals.  In 2009, repeated lower price promotions by competitors may have created expectations of future price declines and promotions.    There can be no assurance that these pricing actions will not result in a loss of consumers and market share.  Our success depends, in part, on our ability to anticipate the tastes and dietary habits of consumers and to offer products that appeal to their preferences on a timely and affordable basis.

Our business depends on our ability to protect our intellectual property effectively.  Our inability to protect our intellectual property could harm the value of our brand and adversely affect our business.

Our business depends substantially on the legal protection of proprietary rights in intellectual property that we own or license.  We also claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to our products and manufacturing processes.  Our ability to implement our business plan depends in part on our ability to expand brand recognition using trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos.  If existing contractual measures fail to protect our proprietary rights, or if any third party misappropriates or infringes on our intellectual property, any advantage those proprietary rights provide may be negated and the value of our brands may be harmed, which could have a material adverse effect upon our business and might prevent our brands from achieving or maintaining market acceptance.  Monitoring infringement of intellectual property rights is difficult and we cannot be certain that the precautions we have taken will prevent the unauthorized use of our intellectual property and know-how, particularly in countries where we do not have trademarks or patents at all or where the laws of such country may not protect our proprietary rights as adequately as the laws of the United States or at all.  Accordingly, other parties, including competitors, may duplicate our products using our proprietary technologies.

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

In addition, in 2007, three parties filed Oppositions to European Patent No. 820,307 relating to increasing the HDL level and the HDL/LDL ratio in Human Serum by Balancing Saturated and Polyunsaturated Dietary Fatty Acids.  A hearing is scheduled for July of 2010.  We anticipate a decision later in the year. We believe that neither this proceeding, nor its outcome, will have any adverse effect on our current business.

Although we rely in part on common law trademarks to protect our proprietary rights, common law trademark rights do not provide the same level of protection as afforded by the United States federal registration of a trademark.  Common law trademark rights are limited to the geographic area in which the trademark is actually used, plus a reasonable zone of future expansion, while U.S. federal registration on the Principal Register provides the registrant with superior rights throughout the United States, subject to certain exceptions.

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

Approximately 77% of our sales for the year ended December 31, 2009 were dependent upon our principal license of certain technology from Brandeis University.  The licensed technology covers all Smart Balance® spreads, cheeses, shortenings and popcorn, all Earth Balance® spreads and shortenings and Nucoa® spread.  The license agreement imposes obligations upon us, such as payment obligations and obligations to diligently pursue the development of commercial products under the licensed patents.  If the licensor believes that we have failed to meet our obligations under the license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights.  During the period of any such litigation, our ability to continue to sell existing products and to carry out the development and commercialization of potential products or sub-license the technology could be materially adversely affected.  It is difficult to accurately quantify the economic impact on us if we defaulted under our license agreement except to conclude that our ability to continue our business could be severely adversely affected.  The license agreement is scheduled to terminate when the underlying patents in each country expire.  The license agreement in the United States will expire in April 2015. Following the expiration of the license agreement, the Company’s ability to maintain share will be largely dependent on marketing efforts.

The recent economic downturn in the U.S. and abroad and related consumer sentiment could make it more difficult to sell our premium priced products and may have a material adverse impact on our third-party manufacturers, suppliers, distributors and customers, which could result in a material adverse effect on our revenue, results of operations and financial condition.

The recent economic downturn in the U.S. and abroad may negatively impact us in several ways.  First, high unemployment, loss of savings and retirement funds, and a dramatic decline in the housing market, have led to a lack of consumer confidence and widespread reduction of business activity generally.  Economic pressures and/or negative consumer sentiment may make it difficult to sell our premium priced products or convince shoppers to switch brands without expensive sampling programs and price promotions.  Second, one or more of our manufacturers, suppliers, distributors and customers may experience cash flow problems and, therefore, such manufacturers, suppliers, distributors and customers may be forced to reduce their output, shut down their operations or file for bankruptcy protection, which in some cases would make it difficult for us to continue production of certain products, could require us to reduce sales of our products or could result in uncollectable accounts receivable. Financial difficulties or solvency problems at these manufacturers, suppliers and distributors could materially adversely affect their ability to supply us with products, which could disrupt our operations.  It may be difficult to find a replacement for certain manufacturers, suppliers or distributors without significant delay or increase in cost.

We do not expect that the difficult economic conditions are likely to improve significantly in the near future.  Any negative effect on the ability of consumers to purchase our premium products, or any interruption of our manufacturing, supply chain or distribution for any reason (including but not limited to financial distress, natural disaster or production difficulties), could substantially adversely affect our financial condition and results of operations.

Fluctuations in various food and supply costs could adversely affect our operating results.

Our manufacturers obtain most of the key ingredients used in our products from third-party suppliers.  As with most food products, the availability and cost of raw materials used in our products can be significantly affected by a number of factors beyond our control, such as general economic conditions affecting growing decisions, weather conditions such as frosts, drought, and floods, and plant diseases, pests and other acts of nature.  Because we do not control the production of raw materials, we are also subject to delays caused by interruptions in production of raw materials based on conditions not within our control.  Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions, natural disasters, palm oil sustainability issues and boycotts of products or other catastrophic events.  There can be no assurance that our manufacturers will be able to obtain alternative sources of raw materials at favorable prices, or at all, if any of them experience supply shortages.  In some instance, we enter into forward purchase commitments to hedge the costs of projected commodity requirements needed to produce our finished goods.  These commitments are stated at a firm price, or as a discount or premium from a future commodity price and are placed with our manufacturers.  There can be no assurance that our hedging commitments will result in the lowest available cost for the commodities used in our products.

The inability of our manufacturers to obtain adequate supplies of raw materials for our products at favorable prices, or at all, as a result of any of the foregoing factors or otherwise could cause an increase in our cost of sales and a corresponding decrease in gross margin, or cause our sales and earnings to fluctuate from period to period.  Such fluctuations and decrease in gross margin could have a material adverse effect on our business, results of operations and financial condition.  There is no assurance that we would be able to pass along any cost increases to our customers.

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

We are highly dependent upon consumers’ perception of the safety, quality and possible dietary benefits of our products.  As a result, substantial negative publicity concerning one or more of our products or other foods and beverages similar to or in the same food group as our products could lead to a loss of consumer confidence in our products, removal of our products from retailers’ shelves and reduced sales and prices of our products.  Product quality issues, actual or perceived, or allegations of product contamination, even when false or unfounded, could hurt the image of our brand and cause consumers to choose other products.  Further, any product recall, whether due to real or unfounded allegations, would damage our brand image and reputation.  Any of these events could have a material adverse effect on our business, results of operations and financial condition.

If we conduct operations in a market segment that suffers a loss in consumer confidence as to the safety and quality of food and beverage products, our business could be materially adversely affected.  The food industry has recently been subject to negative publicity concerning the health implications of genetically modified organisms, obesity, trans fatty acids, diacetyl, mad cow disease, avian flu and bacterial contamination, such as salmonella.  Developments in any of these areas including, but not limited to, a negative perception about our proprietary formulations, could cause our operating results to differ materially from expected results. Any of these events could harm our sales and our operating results, perhaps significantly.

We have no long-term contracts with our customers which require the purchase of a minimum amount of our products.  The absence of long-term contracts could result in periods during which we must continue to pay costs and service indebtedness without current revenues or with reduced revenues.

As is generally the case in the retail consumer goods industry, our customers do not provide us with firm, long-term volume purchase commitments.  As a result of the absence of long-term contracts, we could have periods during which we have no or only limited orders for our products, but we will continue to have to pay our costs including costs to maintain our work force and service our indebtedness, without the benefit of current revenues or with reduced revenues.  We cannot assure that we will be able to timely find new customers to supplement periods where we experience no or limited purchase orders or that we can recover fixed costs as a result of experiencing reduced purchase orders.  Periods of no or limited purchase orders for our products could have a material adverse affect on our net income, cause us to incur losses or result in violations of the debt covenants contained in our credit agreement.

The Company’s performance may be adversely affected by economic and political conditions in the U.S. and abroad.

The Company’s performance has been in the past and may continue in the future to be impacted by economic and political conditions in the United States and abroad.  Such conditions and factors include changes in applicable laws and regulations, including changes in food and drug laws, accounting standards, taxation requirements and environmental laws.  Other factors impacting our operations include recessionary conditions, the performance of businesses in hyperinflationary environments, terrorist acts and political unrest.  Such changes could materially and adversely affect our financial results.  In addition, unfavorable general economic conditions could affect the affordability of, and consumer demand for, some of our products.  Under difficult economic conditions, consumers may seek to reduce discretionary spending by foregoing purchases of our products or by shifting away from our products to lower-priced products offered by our competitors.

The market price and trading volume of our common stock may be volatile.

The market price of our common stock could fluctuate significantly for many reasons, including reasons not specifically related to our performance, such as industry or market trends, reports by industry analysts, investor perceptions, actions by credit rating agencies, negative announcements by our customers or competitors regarding their own performance or actions taken by our competitors, as well as general economic and industry conditions. For example, to the extent that other companies within our industry experience declines in their stock price, our stock price may decline as well.  Our common stock price is also affected by announcements we make about our business, analyst reports related to our company, changes in financial estimates by analysts, rating agency announcements about our business, and future sales of our common stock, among other factors.  Our stock price may also be affected by fluctuations in the market share of our products.  As a result of these factors, investors in our common stock may not be able to resell their shares at or above the price at which they purchase our common stock.  In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us.  These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.

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

We are also subject to numerous other laws and regulations, including laws and regulations relating to competition, product safety, the protection of the environment, and employment and labor practices, and the production, distribution and sale of many of our products are subject to, among others, the Lanham Act, state consumer protection laws, the Occupational Safety and Health Act, various environmental statutes, as well as various state and local statutes and regulations.

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

The growth of our business will rely on our ability to successfully introduce products in numerous new categories and distribution channels.  Recently, we have expanded Smart Balance presence in dairy categories such as Milk and Sour Cream.  These dairy industries are highly regulated at the national, state and local levels and require significant compliance and reporting activities.  If we fail to comply with applicable laws and regulations, including future laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on our business, financial condition, results of operations or liquidity.

We could also be affected by climate change.  There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions as a result of changing weather patterns could limit availability or increase the cost of key agricultural commodities.  We are a large user of palm oil and could be affected by sustainability issues related to rain forests and the impact this would have on palm oil production.   Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt suppliers or impact demand for our products. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs.

We may be subject to significant liability should the consumption of any of food or beverage products manufactured or marketed by us cause injury, illness or death. Regardless of whether such claims against us are valid, they may be expensive to defend and may generate negative publicity, both of which could adversely affect our operating results.

The sale of food and beverage products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties or product contamination or spoilage, including the presence of bacterial contamination, foreign objects, substances, chemicals, other agents or residues introduced during production processes.  Although we believe that we and our manufacturers are in material compliance with all applicable laws and regulations, if the consumption of our products causes or is alleged to have caused an illness in the future, we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding an illness, injury or death could materially adversely affect our reputation with existing and potential customers on a permanent basis and our corporate image and operating results. Moreover, claims or liabilities of this nature might not be covered by insurance or by any rights of indemnity or contribution that we may have. While we have product liability insurance coverage in amounts we believe to be adequate, we cannot be sure that claims or liabilities will be asserted for which adequate insurance will be available or that such claims or liabilities will not exceed the available amount of insurance coverage.

Our food or beverage products may also experience product tampering, contamination or spoilage or be mislabeled or otherwise damaged. Under certain circumstances a product recall could be initiated, leading to a material adverse effect on our reputation, operations and operating results. Recalls, though not mandated by the Food Drug and Cosmetic Act, may be required nonetheless to avoid seizures or civil or criminal litigation or due to market demands. Even if such a situation does not necessitate a recall, product liability claims could be asserted against us. A products liability judgment or a product recall involving us could have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

The food processing industry has been subject to a growing number of claims based on the nutritional content of food products as well as disclosure and advertising practices. We may also be subject to this type of proceeding in the future and, even if not, publicity about these matters (particularly directed at the quick-service and fast-casual segments of the industry) may harm our reputation and adversely affect our results.  In addition, suits against our competitors can harm our business.

Successful new product introductions are important to sustaining or growing our business and there is no guarantee that customers will accept our products for their stores or set reasonable prices for our products.  In addition, competitors may offer significant price reductions, and we cannot ensure that consumers will find our products suitably differentiated from products of our competitors.

The food industry and retailers in the grocery industry use new products as a way of creating excitement and variety of choices in order to attract consumers.  Our ability to develop, market, and sell new products at an appropriate price may be hampered by the inability to get shelf space for our products at a reasonable cost or once placed, have an attractive price set for our products.  Competitors, many of whom have greater resources than us, vie for the same shelf placement and may offer incentives to the retailers that we cannot match.  In addition, unattractive shelf placement and pricing may put us at a disadvantage to our competitors.  We may need to increase our marketing and advertising spending in order to protect our existing market share or to promote new products, which could impact our operating results.  The inability to stay current with functional foods trends through new products could materially adversely affect our business performance.

Changes in retail distribution arrangements and the trend toward less products stocked at retail can result in the loss of retail shelf space and disrupt sales of food or beverage products, which could cause our sales to fall.

From time to time, retailers change distribution centers that supply some of their retail stores or change sales agencies that are responsible for stocking and maintaining food and beverage products in parts of their stores. If a new distribution center has not previously distributed our products in that region or if a sales agency is not familiar with our products, there will be a delay in a distribution center’s ability to begin distributing new products in its region or to arrange for a sales agency to represent and stock our products. If we do not get approval to have our products offered in a new distribution region or if getting this approval takes longer than anticipated, our operating results may suffer. Likewise, if we cannot establish a relationship with a sales agent to stock food or beverage products in one or a number of stores or if we temporarily lose shelf space during the time it takes to do so, our sales may decline.  In addition, the trend by retailers of reducing the number and inventory of items in stock and on shelf can lead to loss of sales and less availability of our products to consumers.

The food industry is highly competitive and we compete with many companies who have greater resources than we do.

The food industry is highly competitive and numerous multinational, regional and local firms currently compete, or are capable of competing, with us.  Our products compete with branded products as well as generic and private-label products of food retailers, wholesalers and cooperatives. We compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising, patent protections and price.  Some competitors may have different profit or strategic objectives than we do.  Substantial advertising and promotional expenditures are required to maintain or improve a brand’s market position or to introduce a new product.  Our largest principal competitors are Unilever, ConAgra Foods and Land O’ Lakes, each of whom have substantially greater market presence, longer operating histories, better distribution, and greater financial, marketing, capital and other resources than us.  Our ability to gain or maintain market share may be limited as a result of actions by competitors.

Risks Relating to Our Secured Debt Financing

 Our ability to service debt may be limited, which could force us to reduce or delay advertising and promotional expenditures, restructure our indebtedness or seek additional equity capital.

As of December 31, 2009, we had outstanding approximately $56.6 million of secured debt.

The level of our indebtedness could have important consequences to our stockholders, including:

•
a substantial portion of our cash flow from operations must be dedicated to debt service and will not be available for other purposes, including the declaration and payment of cash dividends, marketing and advertising, and payments for shelf space;

•	our ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions may be limited; and

•	our level of indebtedness could limit our flexibility in planning for and reacting to changes in the industry and economic conditions generally.

Our ability to pay interest and principal on the secured debt financing will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control.  In addition, due to the unprecedented weakness in the U.S. economy, our ability to pay interest and principal on the secured debt financing may depend on our customers’ financial stability and their ability to pay us for their purchases in a timely fashion, or at all.  Any significant default or delay in our customers’ payments could result in our inability to pay interest and principal on the secured debt financing in a timely fashion.

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

As of December 31, 2009, we had outstanding approximately $56.6 million of secured debt. Any event of default could require the early repayment of the secured debt financing in whole or in part together with accrued interest on the outstanding principal balance of the secured debt financing and any other applicable penalties, including a default interest rate. If, prior to the maturity date, we are required to repay the secured debt financing in full, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the secured debt financing, and other applicable penalties, when required, our lenders could commence legal action against us to recover the amounts due. Any such action would be materially harmful to us and could require us to curtail or cease operations.

The loan agreement for the secured debt financing contains covenants that significantly restrict our operations, which may negatively affect our ability to operate our business and limit our ability to take advantage of potential business opportunities.

The loan agreement with respect to the secured debt financing contains numerous covenants imposing financial and operating restrictions on our business. Any other future debt agreements may contain similar covenants. These restrictions may affect our ability to operate our business, limit our ability to take advantage of potential business opportunities as they arise and adversely affect the conduct of our current business. These covenants place restrictions on our ability to, among other things:

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

Our failure to comply with the covenants described above could result in an event of default under the secured debt.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 1B.         Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding December 31, 2009 that remain unresolved.

Item 2.            Properties

Our corporate headquarters are located at 115 West Century Road – Suite 260, Paramus, New Jersey 07652 and our telephone number is (201) 568-9300.  We have two leases in place at this location.  The initial term of the primary lease for our corporate headquarters expires May 31, 2015 and we have two options to extend for additional five-year terms.  In 2009, we leased an adjacent business suite at the same facility with an initial term expiring November 30, 2013.  The Company has an option to renew this separate lease through May 31, 2015.  The annual aggregate rent for the corporate headquarters is approximately $550,000 through November 30, 2013.

We also have three lease agreements for the lease of corporate office space in Niwot, Colorado. The initial term of each of these leases expires July 31, 2012 and the Company has the option to extend each lease for an additional thirty-six months.  The annual aggregate rental expense for this facility is approximately $145,000 through July 31, 2012.

Management believes that our facilities are suitable and adequate for the Company’s needs.

Item 3.            Legal Proceedings

In 2007, three parties filed Oppositions to European Patent No. 820,307 relating to increasing the HDL level and the HDL/LDL ratio in Human Serum by Balancing Saturated and Polyunsaturated Dietary Fatty Acids.  A hearing is scheduled for July of 2010.  We anticipate a decision later in the year.  We believe that neither this proceeding, nor its outcome, will have any adverse effect on our current business.

On February 8, 2010, a lawsuit was filed against us in the Federal District Court for the Central District in California in Santa Ana, California.  The complaint alleges, among other things, violations of California’s unfair competition law, false advertising, and consumer remedies act and seeks to identify all similarly situated plaintiffs and certify them in a class action.  We have not yet answered the complaint, but we intend to vigorously defend against this suit.  This suit involves our Nucoa® stick margarine product which represents less than 1% of our 2009 sales.  Nucoa® stick margarine is our only product which includes artificially produced trans fats.  We do not expect that resolution of this matter will have a material adverse effect on our business.

We are not a party to any other legal proceeding that we believe would have a material adverse effect on our business, results of operations or financial condition.

Item 4.            Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Market under the symbol “SMBL”.  The following table sets forth, for the quarterly periods indicated, the high and low prices per share for the Company’s common stock on the Nasdaq Global Market.

	Common Stock
	High	Low

2008 First Quarter	$11.25	$4.85
2008 Second Quarter	$9.45	$6.85
2008 Third Quarter	$8.22	$5.18
2008 Fourth Quarter	$7.52	$4.58

2009 First Quarter	$8.10	$5.26
2009 Second Quarter	$8.73	$6.94
2009 Third Quarter	$6.93	$5.54
2009 Fourth Quarter	$6.35	$4.83

Holders

As of March 1, 2010, there were 29 holders of record of our common stock.  This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any dividends on our common stock to date.  Our secured debt financing prohibits the payment of any cash dividends.  Furthermore, the payment of dividends is within the discretion of our board of directors and our board presently intends to retain all earnings, if any, for use in our business operations.  Accordingly, we do not anticipate declaring any dividends in the foreseeable future.  Any decision to pay dividends would depend on many factors including, but not limited to, our earnings, financial condition, contractual obligations and regulatory considerations, and would be at the discretion of our board of directors.

Unregistered Equity Sales

During the year ended December 31, 2009, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table displays equity compensation plan information as of December 31, 2009.  For further information, see note 7 of “Notes to Consolidated Financial Statements.”

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,881,000	$9.40	1,269,000
Equity compensation plans not approved by security holders*	1,375,000	8.84	0
Total	12,256,000	$9.34	1,269,000

*Consists of stock options granted under the Company’s Amended and Restated Inducement Award Plan, which permits the Company to award stock options to individuals not previously an employee of the Company pursuant to Nasdaq Marketplace Rule 4350.

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

Item 6.            Selected Historical Financial Information

The following is a summary of selected financial data of the Company for the period from May 31, 2005 (inception) to December 31, 2009.  The selected financial data should be read in conjunction with “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the notes thereto included elsewhere in this annual report (in thousands, except share data):

	Twelve months ended December 31,				May 31, 2005 (inception) to December 31,
	2009	2008	2007(1)	2006	2005
Net sales	$239,503	$221,872	$111,038	$-	$-
Cost of goods sold	123,974	126,904	58,715	-	-
Gross profit	115,529	94,968	52,323	-	-
Operating expenses:
Marketing	37,383	33,034	15,118	-	-
Selling	17,580	16,662	12,268	-	-
General and administrative	48,756	39,578	17,931	-	-
Expenses settled with Founders’ stock	-	-	-	-	2,360
Performance based shares released from escrow	-	-	18,456	-	-
Formation and operating costs	-	-	-	1,925	109
Total operating expenses	103,719	89,274	63,773	1,925	2,469
Operating profit (loss)	11,810	5,694	(11,450)	(1,925)	(2,469)

Other income (expense):
Interest income	3	292	2,450	4,220	24
Interest expense	(3,653)	(9,049)	(9,678)	-	-
(Loss) gain on derivative liability	(1,045)	(5,132)	(45,556)	(15,266)	1,808
Other income (expense), net	(2,291)	(2,336)	(1,020)	-	-
Total other income (expense)	(6,986)	(16,225)	(53,804)	(11,046)	1,832
Income (loss) before income taxes	4,824	(10,531)	(65,254)	(12,971)	(637)
Provision (benefit) for income taxes	1,358	(3,563)	(706)	808	-
Net income (loss)	$3,466	$(6,968)	$(64,548)	$(13,779)	$(637)
Less: Unpaid dividends on cumulative preferred stock	$-	$-	$37,159	$-	$-
Net income (loss) available for common shares	$3,466	$(6,968)	$(101,707)	$(13,779)	$(637)
Net income (loss) per share - basic and diluted	$0.06	$(0.11)	$(4.12)	$(0.96)	$(0.16)
Weighted average shares outstanding:
Basic	62,630,683	62,523,742	24,667,344	14,355,945	4,025,031
Diluted	62,703,434	62,523,742	24,667,344	14,355,945	4,025,031

(1)	The Company acquired GFA on May 21, 2007.

	December 31, 2009	December 31, 2008	December 31, 2007(1)	December 31, 2006	December 31, 2005
Balance sheet data:
Cash and cash equivalents	$7,538	$5,492	$37,649	$569	$1,548
Investments held in trust - restricted	—	—	—	101,073	98,355
Other current assets	23,822	26,675	28,787	1,051	377
Property and equipment, net	4,634	4,301	1,805	—	—
Goodwill	374,886	374,886	374,886	—	—
Other intangible assets	151,089	155,223	159,646	—	—
Other non-current assets	3,096	1,959	3,594	3,591
Total assets	$565,065	$568,536	$606,367	$106,284	$100,280

Current liabilities	$28,126	$26,018	$21,390	$8,578	$4,490
Derivative liabilities	—	5,132	—	32,285	17,018
Long-term debt	51,143	69,504	119,504	—	—
Other liabilities	965	162	—	—	—
Deferred tax liability	43,824	46,268	53,294	—	—
Total liabilities	124,058	147,084	194,188	40,863	21,508
Common stock subject to possible conversion	—	—	—	19,661	19,661
Deferred interest income	—	—	—	433	—
Series A convertible preferred stock	—	—	175,657	—	—
Series A convertible preferred stock - par value	—	—	2	—	—
Common stock – par value	6	6	4	1	1
Additional paid in capital	523,467	507,378	315,480	59,742	59,747
Retained deficit	(82,466)	(85,932)	(78,964)	(14,416)	(637)
Total stockholders’ equity	441,007	421,452	412,179	45,327	59,111
Total liabilities and stockholders’ equity	$565,065	$568,536	$606,367	$106,284	$100,280

(1)	The Company acquired GFA on May 21, 2007.

GFA

GFA’s historical information was derived from its audited consolidated financial statements as of and for the period from January 1, 2007 through May 20, 2007 and as of and for the years ended December 31, 2006 and December 31, 2005.  The information is only a summary and should be read in conjunction with the historical consolidated financial statements and related notes of GFA and its predecessor companies. The historical results included below and elsewhere in this document are not indicative of the future performance of GFA.

	GFA Holdings, Inc.
	Period from	Year Ended
(in thousands)	January 1, 2007 to May 20, 2007	December 31, 2006	December 31, 2005
Consolidated statement of operations data:
Net revenue	$72,442	$158,468	$114,710
Gross profit	39,721	88,707	67,007
Operating income (loss)	(8,952)	24,054	15,275

Selected balance sheet data (end of period):
Total assets	$131,111	$118,877	$113,308
Long-term debt, current portion	—	4 ,725	5,846
Long-term dept, noncurrent portion	—	—	12,879
Deferred tax liability, noncurrent	7,732	6,801	5,041

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2009, 2008 and 2007.  This section should be read in conjunction with our consolidated financial statements including the notes thereto for the periods mentioned above, which are included elsewhere in this report.

Company Overview

We are a consumer food products company that competes primarily in the retail branded food products industry and focuses on providing value-added, functional food products to consumers. Functional food is defined as a food or a food ingredient that has been shown to affect specific functions or systems in the body and may play an important role in disease prevention. We market buttery spreads, popcorn, peanut butter, cooking oil, mayonnaise, milk, sour cream and other products primarily under the Smart Balance® trademark. In the natural food channel, we sell similar natural and organic products under the Earth Balance® trademark. Our trademarks are of material importance to our business and are protected by registration or other means in the United States and a number of international markets.  Our buttery spreads business, marketed under Smart Balance®, Earth Balance®, SmartBeat® and Nucoa®, is by far our most developed product group and accounted for approximately 75% of our 2009 sales.  Our products are sold throughout the U.S.  A majority of our products are sold through supermarket chains and food wholesalers.

We outsource production of finished goods to third-party manufacturers.  We do not own or operate any manufacturing facilities.  Outsourcing allows us to focus our energy and resources on marketing and sales, while substantially reducing capital expenditures and avoiding the complication of managing a production work force.  Our manufacturers supply our products at a price equal to the cost of ingredients and certain packaging plus a contracted toll charge.  We use third party distributors and a network of public warehouses to deliver products from our manufacturers to our customers.

Our goal is to become a recognized leader in providing nutritious and good tasting products for a wide variety of consumer needs.  We believe the Smart Balance® brand has the potential to become a broad functional foods platform across multiple food categories.  Our primary growth strategy is two-fold: (1) to drive consumer and trade awareness of our brands and (2) to increase purchase frequency by expanding product offerings and distribution in our core category of spreads and into other dairy categories.  In order to drive consumer and trade awareness of our brands and add more households that prefer our products, we will continue to use marketing and promotional programs to drive trial and encourage brand loyalty. We spent over $40 million in 2008 for consumer marketing and promotion and over $50 million in 2009.  In order to increase purchase frequency and expand our product offerings and distribution, during 2008 we launched a successful distribution initiative to increase shelf presence in retailers.  The effort substantially increased the average number of our products that retailers have on the shelf, especially in the spreads category.  Our current dairy aisle initiative is the critical part of our growth plan.  Centered on the high purchase frequency of the milk category, we believe success in expanding in the diary aisle will be the driver toward our growth goals.

2009 was an important year in creating a foundation necessary to support growth over the next several years.  We increased our market share and profitability in the core spreads category, established our dairy initiative, lead by our enhanced milk products, and refinanced our credit facility with a strategically flexible capital structure.

In our core spreads category, for the year ended December 31, 2009 our dollar market share was up a full point to 14.6% according to Information Resources Incorporated data for the food channel.  Accordingly, we were  first among competitors in dollar share growth in 2009 and second behind private label in unit share growth, a solid accomplishment for a premium priced product in this economy.  We are now the number two marketer of spreads in the U.S. on a dollar basis. Our strategy has always been to maintain price and product positioning as a premium brand.  As a result, we lost some volume opportunities during the second half of 2009 as consumers continued to be price sensitive and competitors sought to increase unit share through price promotion.

For our dairy initiative in 2009, we expanded distribution of milks to the Northeast, beyond the initial Florida market.  We launched sour cream products later in the year to increase our positioning in the dairy aisle.

In 2009, our gross margins improved substantially from 2008.  Throughout 2009, we benefited from lower and stable oil prices compared to the unprecedented levels witnessed during 2008.  Milk prices were also considerably lower in 2009 compared to 2008.  Both oil and milk are expected to trend up in 2010 and the Company uses various financial tools including hedging to ensure supply at stable prices. During 2009, we saw significant increases in trade and consumer promotion costs that negatively impacted both net sales and gross margin.  These spending increases were designed to offer pricing relief to our core consumers, as well as drive trial of our new products.

We restructured our long-term debt in November 2009 to give the Company greater flexibility in strategic areas such as acquisitions and capital structure with higher available credit and less restrictive financial covenants than our previous facility.  At the end of 2009 our debt was $57 million, down $13 million from the end of 2008 and down $103 million since the acquisition of GFA in 2007.  Our board authorized a two-year, $25 million stock repurchase program, which will be effective starting in March 2010.

In 2009, we signed an exclusive license agreement to use the Bestlife™ brand across virtually all food and beverage categories.  The Best Life® program was developed by Bob Greene, Oprah’s trainer and nutritional advisor.  We believe that this relationship provides us with a significant opportunity to use a targeted marketing approach to  penetrate the value segment of the spreads category and other categories where the Smart Balance® brand does not participate.

In 2010, we plan to expand milk and sour cream nationally and use advertising and other marketing to drive trial. To continue to grow our presence in the spreads category, we have developed our three-tier strategy, which allows us to compete in multiple segments in the spreads category, with our Earth Balance® brand in the super premium segment,  our Smart Balance® brand in the healthy premium segment and our new Bestlife™ brand in the value segment.  We expect pricing pressure in the spreads category to continue for at least several quarters due to the economic conditions and competitive promotional activity that started mid-year in 2009.

Smart Balance – Results of Operations

Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008 and for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

(in millions, except per share data)	Years Ended December 31,
	2009	2008	2007

Net Sales	$239.5	$221.9	$111.0
Cost of Goods Sold	124.0	126.9	58.7
Gross Profit	115.5	95.0	52.3
Operating Expenses	103.7	89.3	63.8
Operating Income (Loss)	11.8	5.7	(11.5)
Other Income (Expenses)	(7.0)	(16.2)	(53.7)
Income (Loss) before Income Taxes	4.8	(10.5)	(65.2)
Provision (Benefit) for Income Taxes	1.3	(3.6)	(0.7)
Net Income (Loss)	$3.5	$(6.9)	$(64.5)
Net Income (Loss) available to Common Shares	$3.5	$(6.9)	$(101.7)
Net Income (Loss) Per Common Available Share	$0.06	$(0.11)	$(4.12)

Net Sales:

Our net sales for the year ended December 31, 2009 increased 7.9% to $239.5 million compared with $221.9 million for 2008.  The increase was due primarily to an increase in case shipment volume of 6.4% and higher prices due to the carryover effect of increases in 2008.  The higher pricing was partially offset by higher trade promotion spending and coupon redemption costs.  The increase in case shipment volume came from the expansion of the Company’s milk products into selected markets in the Northeast, growth in the spreads category, and the introduction of sour cream in the second half of the year.  This increase was partially offset by declines in the cheese category, including the discontinuance of cream cheese.  Our net sales for the year ended December 31, 2008 were $221.9 million, which was our first full year of operations.  Net sales in 2008 reflected three price increases for our spreads products due to rapidly rising commodity costs.  For the year ended December 31, 2007 our net sales were $111.0 million, which only included sales made after the GFA acquisition in May.

Cost of Goods Sold:

The cost of goods sold for the year ended December 31, 2009 was $124.0 million compared with $126.9 million in 2008.  Increases in case shipment volume was more than offset by lower input costs as commodity prices returned to more normal levels compared with historic highs in 2008.  The cost of goods sold for the year ended December 31, 2008 was $126.9 million compared with $58.7 million for the year ended December 31, 2007, which only included cost of goods sold made after the GFA acquisition in May.

Gross Profit:

Gross profit for the year ended December 31, 2009 increased 21.6% to $115.5 million compared with $95.0 million in 2008.  The increase in gross profit was due to higher prices, increased case shipment volume and lower input costs, partially offset by higher trade promotion spending and coupon redemption costs.  Gross profit for the year ended December 31, 2008 was $95.0 million compared with $52.3 million for the year ended December 31, 2007, which only included gross profit after the GFA acquisition in May.  Gross profit as a percentage of net sales, was 48.2% in 2009 compared to 42.8% in 2008, and 47.1% in 2007.  Significantly higher commodity costs and the lag in the impact of our price increases in 2008 accounted for the decline in gross profit percentage which was more than recovered in 2009 as pricing impacts caught up and commodity costs returned to more normal levels in 2009.

Operating Expenses:

Operating expenses, which includes selling, marketing and general and administrative expenses, were $103.7 million for the year ended December 31, 2009, compared with $89.3 million in 2008 and $63.8 million in 2007.  Operating expenses in 2007 included GFA expenses since the acquisition in May and also included $18.5 million in costs associated with the release from escrow of the founders’ shares.  Operating expenses increased $14.4 million in 2009 versus 2008 due to primarily to increased headcount and related costs to support future growth and higher marketing expenses to increase awareness and trial of our products.  Excluding the costs associated with the founders’ shares release in 2007, operating expenses increased $44.0 million in 2008 versus 2007 primarily due to having a full year of GFA expenses, increased headcount and related costs and higher marketing expenses.  Included in operating expenses was stock-based compensation expense, as determined under authoritative accounting guidance for “share-based payments,” of approximately $16.1 million for 2009, $14.9 million for 2008 and $6.7 million for 2007.  Also included in operating expenses were depreciation and amortization expenses of $6.7 million in 2009, $6.3 million in 2008, and $4.0 million in 2007.

Operating Income (Loss):

We had operating income of $11.8 million in 2009 compared to $5.7 million in 2008 and a loss of $11.5 million in 2007.  The loss in 2007 included $18.5 million in costs associated with the founders’ shares release.  Operating income increased $6.1 million in 2009 versus 2008 due to the $20.5 increase in gross profit partially offset by the $14.4 million increase in operating expenses.  Operating income increased $17.1 million in 2008 versus 2007.  Excluding the costs associated with the founders’ shares release in 2007, operating income decreased $1.3 million in 2008 versus 2007 due primarily to having a full year of GFA operations, a lower gross profit as a percent of sales due to commodity cost increases, and increases in operating expenses.

Other Income (Expense):

We had other expenses of $7.0 million in 2009 compared with $16.2 million in 2008 and $53.8 million in 2007.  Included in the 2009 other expenses was $3.7 million of net interest expense, $1.0 of derivative losses related to the Company’s interest rate swap, and $1.5 million related to our debt refinancing in the fourth quarter, which included the write-off of $1.4 million of unamortized financing costs.  Included in other expenses in 2008 was net interest expense of $8.8 million and $5.1 million of derivative losses related to the Company’s interest rate swap.  Included in other expenses for 2007 was a $45.6 million non-cash loss from derivative liabilities related to the Company’s warrants and  net interest expense of $7.2 million.

Income (Loss) before Income Taxes:

Our income before income taxes was $4.8 million in 2009 compared with a loss of $10.5 million in 2008 and a loss of $65.2 million in 2007.

Income Taxes:

The provision for income taxes for the year ended December 31, 2009 was $1.3 million or 28.1% of pre-tax income, and included the one-time benefit of a state tax resolution.  The provision for income taxes for the year ended December 31, 2008 was a benefit of $3.6 million or 33.8% of pre-tax loss.  The provision for income taxes for the year ended December 31, 2007 was a benefit of $0.7 million.  The provision or benefit for income taxes is based on taxable income, which excludes the losses for derivatives related to our warrants in 2007 and the expenses related to performance based founders’ shares released from escrow in 2007, which were not deductible for tax purposes.

Net Income (Loss):

Our net income for the year ended December 31, 2009 was $3.5 million compared to a net loss of $6.9 million in 2008 and a net loss of $64.5 million in 2007.

Net Income (Loss) Available to Common Shares:

Our net income available to common shares in 2009 was $3.5 million or $0.06 per share compared with net loss of $6.9 million or $(0.11) per share in 2008.  Our net loss available to common shares in 2007 was $101.7 million, which included a charge of $37.2 million for the accrual of dividends on Series A convertible preferred stock.    On January 3, 2008, we forced the conversion of our Series A convertible preferred stock into common shares.  Under the terms of the Series A convertible preferred stock, on conversion, the holders of such shares were entitled to at least three years of dividends compounded quarterly, which were payable in additional shares.  Accordingly, we accrued the value of these shares to be distributed as the dividend earned at December 31, 2007.  For both basic and diluted shares, our loss per common shares for 2007 was ($4.12).

Smart Balance – Non-GAAP Financial Measures

The Company reports its financial results in accordance with accounting principles generally accepted in the United States ("GAAP").

The Company uses the term “cash operating income” as an important measure of profitability and performance.   Cash operating income is a non-GAAP measure defined as operating income excluding stock based compensation, depreciation, and amortization of intangibles.  Our management uses cash operating income for planning purposes, and we believe this measure provides investors and securities analysts with important supplemental information regarding the Company’s profitability and operating performance.  However, non-GAAP financial measures such as cash operating income should be viewed in addition to, and not as an alternative for, the Company's results prepared in accordance with GAAP.  In addition, the non-GAAP measures the Company uses may differ from non-GAAP measures used by other companies.  We have included reconciliations of cash operating income to operating income as calculated in accordance with GAAP.

(in millions)	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Full Year 2009

Operating income	$3.2	$2.5	$3.5	$2.6	$11.8
Add back:
Depreciation and amortization of intangibles	1.2	1.2	1.2	1.3	4.9
Stock option expense	4.0	4.0	4.1	4.0	16.1

Cash Operating Income	$8.4	$7.7	$8.8	$7.9	$32.8

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	Full Year 2008

Operating income	$2.0	$(0.5)	$2.6	$1.6	$5.7
Add back:
Depreciation and amortization of intangibles	1.1	1.1	1.1	1.2	4.5
Stock option expense	3.5	3.7	3.7	4.0	14.9

Cash Operating Income	$6.6	$4.3	$7.4	$6.8	$25.1

Smart Balance – Cash Flows

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008 and the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Cash provided by operating activities in 2009 was $18.2 million compared with $19.1 million in 2008.  The $0.9 million decrease was primarily due to the $5.1 million decrease in derivative liabilities from the pay down of the interest rate swap and slightly higher working capital, partially offset by higher net income of $3.5 million.

Cash provided by operating activities in 2008 was $19.1 million compared to $0.7 million in 2007.  This increase was largely due to lower working capital and a full year of operations in 2008, after deducting non-cash charges for stock based compensation of $14.9 million and derivative liabilities of $5.1 million.

Cash provided by operating activities was $0.7 million for the year ended December 31, 2007.  For the year ended December 31, 2007, we had a loss of $64.5 million, which included non-cash charges for derivative losses of $45.5 million, $6.7 million for stock based compensation expenses and $18.5 million for performance based founders’ shares released from escrow.  Higher working capital needs in 2007 largely offset the benefit of these non-cash charges including depreciation and deferred income taxes.

In 2009, cash used for investing activities was $1.1 million, primarily for software development costs and the purchase of equipment.  Cash used for investing activities of $2.6 million in 2008 was also mainly for software development costs and the purchase of equipment.  Cash used in investing activities totaled $388.1 million during the year ended December 31, 2007, which was primarily from our acquisition of GFA of $486.2 million less the decrease of cash held in trust of $101.1 million.

Cash used in financing activities was $15.1 million in 2009 primarily for the repayment of debt of $73.5 million, partially offset by new financing of $60.6 million.  Cash used for financing activities was $48.7 million in 2008 primarily for the repayment of debt of $50.0 million related to the acquisition of GFA.  Cash provided by financing activities was $424.4 million for the year ended December 31, 2007.  Cash provided by financing activities in 2007 included the proceeds from the issuance of our common and preferred stock of $107.5 million and $138.5 million, respectively, and the issuance of debt of $160.0 million, all of which was issued in conjunction with our acquisition of GFA.  In addition, in December 2007, we received $76.5 million from the exercise of public warrants, of which approximately $40 million was used to repay debt.

GFA – Results of Operations

(in millions)	January 1 to
May 20, 2007

Net Sales	$72.4
Cost of Goods Sold	32.7
Gross Profit	39.7
Operating Expenses	48.7
Operating (Loss)	(9.0)
Other (Expenses)	(0.4)
(Loss) before Income Taxes	(9.4)
(Benefit) for Income Tax	(3.8)
Net (Loss)	$(5.6)

Results of Operations for the Period From January 1, 2007 to May 20, 2007

Net revenue for the period from January 1, 2007 to May 20, 2007 was $72.4 million while cost of goods sold for the period was $32.7 million resulting in a gross profit as a percentage of revenues of 54.8%.   Selling, general and administrative expenses (SG&A) were $48.7 million for the period from January 1, 2007 to May 20, 2007 and 67.2% as a percent of net revenue.  This percentage was due entirely to the inclusion of a bonus accrual of approximately $21.8 million as part of the pending merger with Boulder Specialty Brands, Inc. on May 21, 2007. Excluding this amount, SG&A as a percentage of net revenue was 37.2%. Interest expense, which also includes amortization of deferred financing costs, was $1.0 million for the period.  The $9.4 million loss before taxes, resulting tax benefit of $3.8 million and net loss of $5.6 million for the period primarily reflect the impact of the bonus accrual.

Liquidity and Capital Resources

Liquidity:

Our liquidity planning is largely dependent on our operating cash flows, which is highly sensitive to changes in demand and, to a lesser extent, pricing, for our major products. While changes in key operating costs, such as outsourced production, advertising, promotion and distribution, may adversely affect cash flows, we generate significant cash flows as demand for our products grows. Our principal liquidity requirements are to finance current operations, pay down existing indebtedness and fund future expansion.  Under our new credit agreement the Company can also repurchase common stock subject to a determination of its excess cash flow as defined in that agreement. In December, the Board approved the repurchase of up to $25 million of shares over a two year period.  Currently, our primary source of liquidity is cash generated by operations.

We believe that cash flows generated from operations, existing cash and cash equivalents, and borrowing capacity under the revolving credit facility should be sufficient to finance working capital requirements for our business for the next twelve months.  As of December 31, 2009, $43.4 million was available for borrowing under our revolving credit facility and we had $7.5 million of cash.  Developing and bringing to market other new brands and business opportunities may require additional outside funding, which may require us to seek out additional financing arrangements.

Secured Debt Financing:

On November 4, 2009, the Company, through its wholly-owned subsidiary GFA Brands, Inc. (the “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with the various Lenders named therein (the “Lenders”), and Bank of Montreal, as Administrative Agent (the “Agent”).  The Credit Agreement provides for $100 million in secured debt financing consisting of a $55 million term loan (the “Term Loan”) and a $45 million revolving credit facility (the “Revolver”).  The Revolver includes a $5 million sublimit for the issuance of letters of credit and a $5 million sublimit for swing line loans.  Subject to certain conditions, the Borrower, at its option, may increase the Term Loan or increase the commitments under the Revolver (or a combination of the two) up to an aggregate additional amount of $5 million.  Such increase may be provided by existing Lenders, or to the extent they decline to do so, by adding additional Lenders.

The Credit Agreement replaced the Company’s prior first lien and second lien credit (the “Prior Facilities”).  As of September 30, 2009, outstanding debt under the Prior Facilities totaled approximately $65 million.  Proceeds of the Credit Agreement were used to repay the debt outstanding under the Prior Facilities and may also be used for general corporate purposes and general working capital purposes.

The Term Loan and the loans made pursuant to the Revolver will mature on November 3, 2013.  The Credit Agreement requires annual principal payments on the Term Loan of $5.5 million.

Loans outstanding under the Credit Agreement will bear interest, at the Borrower’s option, at either a base rate (defined in the Credit Agreement as the greatest of (i) 2.5%, (ii) the Agent’s prime rate, (iii) the federal funds rate plus 0.50% and (iv) a reserve adjusted one-month LIBOR rate plus 1.0%) or a Eurodollar rate (of no less than 1.5%), in each case plus an applicable margin.  The applicable margin is determined under the Credit Agreement based on the ratio of the Company’s total funded debt to EBITDA for the prior four fiscal quarters (the “Leverage Ratio”), and may range from 2.25% to 3.25%, in the case of base rate loans, and 3.25% to 4.25%, in the case of Eurodollar rate loans.  The Borrower must also pay a commitment fee on the unused portion of the Revolver;  the fee ranges from 0.50% to 0.75% depending on the Company’s Leverage Ratio.

Subject to certain conditions, the Borrower may voluntarily prepay the loans under the Credit Agreement in whole or in part, without premium or penalty (other than customary breakage costs).  Mandatory prepayments that are required under the Credit Agreement include:

•	100% of the net cash proceeds (as defined in the Credit Agreement) upon certain dispositions of property or upon certain damages or seizures of property, subject to limited exceptions;

•
50% of all net cash proceeds from issuance of additional equity securities of the Company, subject to limited exceptions, provided, however, if the Company’s Leverage Ratio is less than 2.0 as of the end of the most recently ended quarter, the prepayment is limited to 25% of such proceeds;

•	100% of the net cash proceeds from certain issuances of additional indebtedness for borrowed money; and

•
Beginning on December 31, 2010 and each fiscal year thereafter, an annual prepayment equal to 25% of excess cash flow of the Company (as defined in the Credit Agreement) for such fiscal year, provided however that such prepayment is not required if the Company’s Leverage Ratio is less than 2.0x, measured as of the end of such fiscal year.

The Credit Agreement covenants include, among others: a limitation on the incurrence of additional indebtedness; a limitation on mergers, acquisitions, investments and dividend payments; and maintenance of specified financial ratios.  Under the Credit Agreement, the Company must maintain (1) a Leverage Ratio that is not greater than 2.75 to 1.0 until December 30, 2011 and not greater than 2.50 to 1.0 thereafter and (2) a ratio of EBITDA to Debt Service (as defined in the Credit Agreement), in each case for the prior four fiscal quarters, of not less than 2.00 to 1.00.  The Company is also limited to spending not more than $6 million of capital expenditures per year with any unspent funds carried over to the next twelve months. At December 31, 2009, the Company was in compliance with all of its debt covenants.

 The failure to satisfy covenants under the Credit Agreement or the occurrence of other specified events that constitute an event of default could result in the acceleration of the repayment obligations of the Borrower.  The Credit Agreement contains customary provisions relating to events of default for agreements of this type. The events of default include, among others: the nonpayment of any outstanding principal, interest, fees or other amounts due under the Credit Agreement; certain bankruptcy events;  judgments or decrees against the Company or the Borrower; cross defaults to other indebtedness exceeding $5.0 million; a change in control (as defined in the Credit Agreement) of the Company or the Borrower; and the failure to perform or observe covenants in the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by the Company and all existing and future subsidiaries of the Borrower.  The Borrower, the Company and the other guarantors granted to the Agent, for the benefit of the Lenders, a security interest in substantially all of their respective assets, including, among other things, patents, patent licenses, trademarks and trademark licenses.

After the close of the transaction, total debt outstanding under the Credit Agreement totaled approximately $60.6 million comprised of $55 million of Term Loan debt and $5.6 million of borrowings under the Revolver.  During December, the Company repaid $4 million of the Revolver.

Long term debt as of December 31, 2009 is as follows:

Term loan	$55,000
Revolver	1,643
Total debt	56,643
Less: Current maturities	(5,500)
Total long term debt	$51,143

The interest rate from inception of the loan agreement through year end was 5.25%

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of December 31, 2009 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods.  We expect to fund other commitments primarily with operating cash flows generated in the normal course of business.

Contractual Obligations (in thousands)

	Total	Due in Less Than 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due in More Than 5 Years
Building Leases(1)	$3,243	$703	$1,345	$1,004	$191
Oil and Peanuts Purchase Commitments(2)	17,345	17,345	—	—	—
Debt Obligations(3)	56,643	5,500	11,000	40,143	—
Brandeis Contract	700,000	200,000	200,000	100,000	200,000
	$777,231	$223,548	$212,345	$141,147	$200,191
_______________________________
(1) Includes: (i) a lease agreement for the lease of a corporate office facility located in Paramus, NJ with an approximate seven year life with the option to extend the lease for two additional five year terms, and (ii) three lease agreements for the lease of a corporate office facility located in Niwot, Colorado with an approximate five year life with the option to extend each lease for 36 months.  Rental expense for operating leases for 2009 was $698 and for the years 2010 through 2014 is shown above.

(2) Forward purchase commitments for a portion of the Company’s projected requirement for peanuts and for palm, soy and canola oil.  These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price.  Based on the most recent prices the Company realized, these commitments would total approximately $17.3 million as of December 31, 2009.  The commitments are expected to be liquidated by September 30, 2010.

 (3) For more information on our debt obligations, see the section entitled “Secured Debt Financing” located elsewhere in this report.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons.

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

Seasonality and Quarterly Results

Our business is subject to seasonal fluctuations. Historically, significant portions of  net revenue and profits were, and may continue to be, realized during the fourth quarter of our fiscal year, reflecting the holiday baking and cooking season in which several of our products are utilized.  In addition, there are increased sales of these products during the Easter holiday season.  Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Impact of Inflation

In general, we believe that, over time, we are able to increase prices to counteract the majority of the inflationary effects of increasing costs.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  We discuss below what we believe to be our most critical accounting policies and estimates.  While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions.   For a discussion of the Company’s significant accounting policies, please see Note 1 of the notes to our consolidated audited financial statements.

Revenue Recognition

Revenue is recognized when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the receipt of product by the customer. The earnings process is complete once the customer order has been placed and approved and the shipped product has been received by the customer. Product is sold to customers on credit terms established on an individual basis. The credit factors used include historical performance, current economic conditions and the nature and volume of the product. The Company offers its customers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and co-op advertising; such amounts are estimated and recorded as a reduction in revenue. The Company sells its products to customers without a right of return, is not obligated to accept any returns, and has historically not accepted returns.

Goodwill

Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that impairment may have occurred. The impairment analysis for goodwill included a comparison of our carrying value (including goodwill) to our estimated fair value. If the fair value does not exceed its carrying value, then an additional analysis is performed to allocate the fair value to all assets and liabilities as if it had been acquired in a business combination and the fair value was its purchase price. If the excess of the fair value of our identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference.  We completed our impairment analysis at June 30, 2009 and determined that the estimated fair value was greater than the carrying value of the recorded goodwill.  At December 31, 2009, management reviewed the Company’s fair value and obtained an independent valuation of our “control premium” (or acquisition premium) which when added to our market capitalization at December 31, 2009 exceeded our book value by 17%. The Company also performed several discounted cash flow analyses which also supported our position that the Company does not have any indications of impairment, and thus, we have not recorded an impairment of goodwill. However, if the Company does not achieve its growth targets, as contemplated, the Company may need to record an impairment charge in the future.  The review at December 31, 2009 was required because during the second half of 2009 the Company’s market capitalization periodically fell below its carrying value.

Other Intangibles

Other intangibles are comprised of both definite and indefinite life intangible assets which are not amortized but are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As of December 31, 2009 the Company has determined that there is not an impairment of these indefinite lived intangible assets.  In assessing the recoverability of indefinite life intangible assets, we make assumptions about our estimated future cash flows and other factors to determine the fair value of these assets.  However, if the Company does not achieve its growth targets as contemplated, the Company may need to record an impairment charge in the future.

An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, and economic or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to our future cash flows. In each reporting period, we also evaluate the remaining useful life of an intangible asset that is not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.

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

We generally expense legal and related costs incurred in defending or protecting our intellectual property unless we can demonstrate that such costs added economic value to the business enterprise in which case the Company will capitalize such costs as part of intangible assets. The primary consideration in making this determination is whether or not we can legally demonstrate that the Company has been successful in defending itself against such intellectual property challenges. The second consideration for capitalization is whether such costs have, in fact, increased the economic value of our intellectual property. Legal defense costs which do not meet the above criteria will be expensed as incurred. Recovery of legal defense costs as part of a settlement agreement will be recorded as a reduction of capitalized legal costs with any excess recorded in income.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired.

Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes.

Interest Rate Swaps

We have used interest rate swaps to cover exposure to changes in interest rates.  We recognize changes in the fair value of interest rate swaps in earnings in the period when the change occurs.

Forward Purchase Commitments

We enter into forward purchase commitments with respect to projected commodity requirements needed to produce our finished goods.  These commitments are stated at a firm price, or as a discount or premium from a future commodity price and are placed with our manufacturers.

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

Share-Based Compensation Expense

In conjunction with the acquisition of GFA on May 21, 2007, we adopted appropriate accounting authoritative guidance regarding “share-based payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.  For 2009, employee share-based compensation expense was $16.1 million.

Recently Issued Accounting Pronouncements

In June 2009, the, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification™ (“Codification” or “ASC”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASUs). The FASB will not consider ASCs as authoritative in their own right; rather, these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 is incorporated in ASC Topic 105, “Generally Accepted Accounting Principles.” The Company adopted SFAS No. 168 for the quarter ended September 30, 2009, and the Company will provide reference to both the Codification topic reference and the previously authoritative references related to Codification topics and subtopics, as appropriate.

            In May 2009, the FASB issued ASC Topic 855, Subsequent Events (ASC 855) (formerly SFAS No. 165, Subsequent Events) which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which management has evaluated subsequent events, is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 had no effect on the Company’s financial statements.

Effective October 1, 2008, the Company adopted certain aspects of ASC Topic 825, Financial Instruments (formerly SFAS 159, “The Fair Value Option for Financial Assets & Financial Liabilities – including an amendment of SFAS No. 115.”).  The accounting guidance created a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on a contract by contract basis, with changes in fair values recognized in earnings as these changes occur. The adoption of ASC Topic 825 had no significant impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued ASC Topic 805, Business Combinations (ASC 805) (formerly SFAS 141R, “Business Combinations”).  ASC Topic 805 changes how a reporting enterprise will account for the acquisition of a business. ASC 805 will apply prospectively to business combinations with an acquisition date on or after November 1, 2009.  The adoption of ASC Topic 805 is not expected to have a material impact on the Company’s financial condition or results of operations, however future acquisitions would be accounted for under the guidance.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks due primarily to changes in interest rates on our variable interest rate debt.  Our previous loan agreement required us to hedge through the use of an interest rate swap.  This swap was paid off on November 4, 2009.  This swap converted a portion of our variable interest rate into a fixed rate.  We did not designate this as a hedge for financial reporting purposes.  Under our new loan agreement, we also are subject to changes in interest rates, but are not required to enter into an interest rate swap until the market LIBOR rate exceeds 1.5%.  The three-month LIBOR rate at December 31, 2009 was 0.25%.

We purchase significant amounts of soy, palm and canola oil products to support the needs of our brands. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. We do not engage in any hedging activities because we enter into agreements that qualify as normal purchases and sales in the normal course of business.  Accordingly, the agreements do not qualify as derivatives under existing authoritative accounting guidance, namely, “Accounting for Derivative Instruments and Hedging Activities.”  Based on the most recent prices for soy, palm and canola oil products, as of December 31, 2009 we had commitments of $17.3 million.

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

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of December 31, 2009, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer, chief operating officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Ehrhardt Keefe Steiner & Hottman PC, an independent registered public accounting firm, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting.

Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.         Other Information

On January 21, 2010, the Company held a special meeting of its stockholders. The special meeting was held in order to vote on the following matters:

Proposal 1: To approve the proposed Second Amended and Restated Smart Balance, Inc. Stock and Awards Plan, which has been revised to include provisions designed to make the awards of stock options and performance-based restricted stock granted in the future under the plan constitute “qualified performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).  The votes on this proposal were cast as follows:

For:	51,718,962
Against:	4,568,974
Abstain:	571,202
Broker Non-Votes	0

Therefore, in accordance with the voting results listed above, Proposal 1 was approved by the stockholders of the Company.

Proposal 2: To approve the stock option awards previously granted to the Company’s chief executive officer, chief financial officer, two other executive officers and four other officers under the Amended and Restated Smart Balance, Inc. Stock and Awards Plan and the Amended and Restated Smart Balance, Inc. Inducement Award Plan so that awards constitute “qualified performance-based compensation” within the meaning of Section 162(m) of the Code.  The votes on this proposal were cast as follows:

For:	51,536,458
Against:	4,030,148
Abstain:	1,292,531
Broker Non-Votes	0

Therefore, in accordance with the voting results listed above, Proposal 2 was approved by the stockholders of the Company.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

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

Stephen B. Hughes, 54, has been our chairman of the board, chief executive officer and a director since our inception in May 2005. Mr. Hughes served as the sole officer and director of Hughes Consulting, Inc. from 2004 to 2007.  From 2004 to 2007, Mr. Hughes served as a director of The Cambridge Group, a leading demand strategy consulting firm headquartered in Chicago, Illinois. While with Cambridge, Mr. Hughes led or participated in securing new marketing strategy engagements with a number of major consumer packaged goods companies. From 2002 to 2004, Mr. Hughes served first as vice president of sales and then as the senior vice president of marketing and sales for White Wave Foods Company, a division of Dean Foods Company. In June 2004, Mr. Hughes was also named senior vice president of marketing and research and development for Dean Foods’ newly formed White Wave division, a $1.1 billion division with brands including Silk, Horizon, International Delight, Land-o-Lakes and Marie’s.  From 2000 to 2002, he served as chairman of the board and chief executive officer of Frontier Natural Product, Inc., a privately held cooperative providing distribution services, organic ingredients and spices to the natural foods industry.  Mr. Hughes holds a Bachelor of Arts degree in economics and political science from Denison University and an MBA degree with a concentration in marketing and finance from the University of Chicago.  He also serves on the board of trustees for the Alexander Dawson School and as a director of B.F. Bolthouse LLC.

Robert S. Gluck, 59, has been a vice chairman and a member of our board of directors since November 2005.  He served as our chief financial officer from May 2007 until January 2008, and has served as our chief operating officer since January 2008.  From 2000 to 2004, Mr. Gluck served as the senior vice president and chief financial officer of Unilever United States, Inc.  Mr. Gluck has also provided consulting services to companies throughout the food industry through his consulting firm, Matthew Robert Associates, LLC, where he specialized in strategic planning, financial operations review, mergers and acquisitions, divestitures, competitive analysis and peer group benchmarking.  In February 2006, Mr. Gluck became the president of Kristian Regale, a private company engaged in the sparkling juice business.  Mr. Gluck has no active day-to-day management role with either Matthew Robert Associates, LLC or Kristian Regale.  Mr. Gluck holds a Bachelors degree in marketing from the New York Institute of Technology and an MBA in finance from St. John’s University. He is a member of the Financial Executives Institute, the Association for Corporate Growth, the Food Marketing Institute, and the National Restaurant Association.

Alan S. Gever, 55, served as our vice president of financial planning and analysis until January 7, 2008, when he was appointed to be our executive vice president and chief financial officer.  Mr. Gever has a broad-based knowledge of the financial, accounting and administrative functions of a business.  While serving as our vice president of financial planning and analysis, Mr. Gever was responsible for leading internal planning, financial operations, and investor relations efforts.  Mr. Gever served, from 1992 to 1999, as chief financial officer and general manager of the Nabisco Refrigerated Foods Group which sold consumer branded margarine and egg substitute products.  In 2000, Mr. Gever founded ShareMax.com, an internet-based provider of strategic sourcing services to the consumer packaged goods industry.  From 2001 to 2003 Mr. Gever served as chief financial officer of the Ultimate Juice Company which was, at the time, the nation’s largest fresh juice manufacturer with juice brands such as Naked Juice, Orchid Island, and Ziegler’s along with Saratoga Spring bottled water.  From 2003 to May 2007, Mr. Gever was a principal of Northpointe Consulting Group LLC providing management consulting services to startup and small-cap companies primarily in the food and beverage industry.  Mr. Gever received his bachelor’s degree in business management from Seton Hall University in New Jersey.

John F. Konzelmann, 62, has been our vice president, controller and principal accounting officer since June 2007.  From June 2005 to June 2007, Mr. Konzelmann served as vice president, controller and chief accounting officer at Alpharma Inc., a $0.7 billion specialty pharmaceutical company with operating activities in more than 6o countries.  During his tenure there, he led the financial and accounting teams in the sale of Alpharma’s global generics business to Actavis Group for $810 million in December 2005 as well as the sale of the related  generics distribution business for $40 million in March 2006.  Before joining Alpharma, Mr. Konzelmann was the assistant corporate controller for Bestfoods and Unilever US.  Mr. Konzelmann received his B.S. and M.B.A. from Fairleigh Dickinson University.  He is a certified public accountant.

Robert J. Gillespie, 66, has been a member of our board of directors since September 2005. Mr. Gillespie is currently the principal of Westmount Investments, LLC, a privately held investment company.  In February 2006, Mr. Gillespie joined the board of directors of Kristian Regale, a private company engaged in the sparkling juice business. Mr. Gillespie also serves on the board of directors of SRV Bank and the Delbarton School.  He formerly served on the boards of directors of Best Foods, FM Global Insurance Company, Advanced H2O Inc., Tiger 21, The Valley Hospital, Dominex, LLC and CSC Consumer Products, and he is the former chairman of the Sarah W. Stedman Center for Nutritional Studies at Duke University.  Mr. Gillespie holds a Bachelors degree in Science from St. Mary’s University of Halifax, Canada;  a Bachelors degree in mechanical engineering from Dalhousie University of Halifax, Canada;  and a Master of Science degree in industrial administration from Purdue University.

William E. Hooper, 72, has been a member of our board of directors since June 2005 and has served as our marketing coordinator since May 2007.  Mr. Hooper has been a senior executive in marketing and consumer communication companies for the past 40 years.  As such, Mr. Hooper has had extensive experience in developing consumer marketing and advertising programs for major national consumer food companies.  Mr. Hooper was an executive for 26 years, from 1964 to 1990, including serving as President and a director of WB Donor, one of the largest national independent advertising agencies in the United States.  Mr. Hooper was principal of Hooper Consulting LLC, a marketing and communications consultancy working with large national advertisers and marketing companies heavily directed to the consumer food business, from 1990 to 2000.  Clients included Florida Department of Citrus, Tropicana, ConAgra, Mead Johnson, Nabisco, Celestial Seasonings, and White  Wave Foods.  From 2000 to September 2005, Mr. Hooper served as chairman of Trahan, Burden & Charles Inc., or TBC, a mid-sized national advertising agency headquartered in New York and Baltimore that provides creative, public relations, media planning and buying, and direct marketing services to a broad spectrum of corporate customers.  Among TBC’s clientele was Dow Jones & Company, Nextel Communications, Vanguard Securities, Yellow Book Directories, Gaylord Hotels, The Mills Corporation, the National Security Agency and Blue Cross and Blue Shield.  Mr. Hooper holds a B.S. degree in business administration from Loyola College of Maryland and has served on the board of trustees of the Loyola College of Maryland, the National Aquarium and the St. Joseph’s Medical Center in Baltimore.  He was also a member of the U.S. Army Reserve Military Police Corp. from 1958 to 1966.

Gerald J. ‘‘Bud’’ Laber, 66, has been a member of our board of directors since June 2005.  Mr. Laber has been a private investor since 2000, when he retired after 33 years of service with Arthur Andersen.  Mr. Laber was a partner with Arthur Andersen from 1980 to 2000 and, with the exception of a leave for military service from 1966 through 1968, was employed by Arthur Andersen from 1965 until retiring in 2000.  Mr. Laber is a certified public accountant and is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants.  Mr. Laber holds the National Association of Corporate Directors Certificate of Corporate Education.  Currently, Mr. Laber is: (i) on the board of directors and chair of the audit committee of Scott’s Liquid Gold since February 2004 and (ii) president of The Catholic Foundation of Northern Colorado since January 2008.  Formerly, Mr. Laber (i) served as a member of the board of directors and chair of the audit committee of Healthetech, Inc. from July 2003 to May 2006; (ii) served on the board of directors and as chair of the audit committee of Spectralink Corporation from April 2004 to March 2007; and (iii) served on the board of directors and audit committee of Applied Films Corporation from July 2004 to July 2007 (chair from October 2005 to July 2007).  Each of these companies is, or was, publicly traded.  Mr. Laber holds a B.S.B.A. degree with a major in accountancy from the University of South Dakota, and is a member of the board of a charitable organization with offices in the metropolitan Denver, Colorado area and is a member of the board of trustees of the University of South Dakota Foundation.

James B. Leighton, 53, has been a member of our board of directors since August 2007.  From 2006 to 2009, Mr. Leighton served as the senior vice president of operations and supply chain and is currently president of foodservice and international businesses of Perdue Farms Incorporated, a large, privately-held poultry company.  From 2002 to 2006, Mr Leighton served as the senior vice president of operations of Conagra Foods, Inc., one of the largest food companies in the United States.  Mr. Leighton holds a B.S.B.A. degree in business administration and industrial relations from the University of Iowa and a Masters degree in Business Administration from Keller Graduate School of Management.  Mr. Leighton serves on the non-profit Foundation and Corporation Boards for Atlantic General Hospital.

James E. Lewis, 60, has been a director of Smart Balance since inception in May 2005 and served as our vice chairman until May 14, 2007.  Since 1991, Mr. Lewis has served as chairman and chief executive of Jeltex Holdings, LLC.  Currently, Mr. Lewis is the sole officer and director of Jeltex.  The Jeltex group has been comprised of significant or controlling ownership stakes acquired, held and sold for Mr. Lewis’ personal account in a vertically integrated group of private food businesses engaged in vegetable farming, fresh produce distribution, manufacture of canned foods and retail grocery distribution.  Today, Mr. Lewis and his spouse hold a controlling interest in Centennial Specialty Foods Corporation, a public company engaged in the manufacture and marketing of specialty branded, quality ethnic Southwestern canned sauces and food products.  Mr. Lewis is a certified public accountant and is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants.  He holds a BBA degree in accounting from Texas Tech University.

Robert F. McCarthy, 59, has been a member of our board of directors since June 2005. Since 2004, Mr. McCarthy has been active in advising several consumer packaged goods companies and managing his personal investments.  From 1998 to 2004, Mr. McCarthy co-led the roll-up of the consumer packaged goods food sales agency business that resulted in the creation of a national agency, Acosta Sales and Marketing Company.  From 1998 to 2004, Mr. McCarthy served as president of the Acosta Grocery Channel, the grocery division of Acosta Sales and Marketing.  Mr. McCarthy holds a BBA degree in marketing from the University of Notre Dame and a Master of Management degree from the Kellogg School of Business at Northwestern University.

Michael R. O’Brien, 65, was a member of our board of directors from June 2005 to November 2005 and was a senior advisor to us until August 2007, when he was appointed to our board of directors. Mr. O’Brien co-founded Catalina Marketing Corporation, a direct marketing company, in 1983, and served as Catalina’s president until 1989 and as its chairman of the board and chief executive officer until 1992. Since 1992, Mr. O’Brien has been chairman emeritus of, and a consultant to, Catalina.  Catalina was founded to develop and distribute behavior-based communications for consumer packaged goods and pharmaceutical products manufacturers, marketers and retailers. Currently, Mr. O’Brien serves on Catalina’s board of directors.  Mr. O’Brien has previously served on the boards of directors of MemberWorks and Imagitas, Inc.  MemberWorks designs and markets innovative membership programs that offer members access to significant savings at national brand name service providers and merchants, while membership organizations receive royalties in exchange for providing MemberWorks with members.  Imagitas is a targeted direct mail marketing company serving Federal and state governmental agencies such as the U.S. Postal Service and corporate clients such as Home Depot and Ford. Imagitas was sold to Pitney Bowes Inc. in 2005.  Mr. O’Brien attended the University of Kansas from 1961 − 1965.

The Company has adopted a code of business conduct and ethics applicable to the Company’s officers (including the Company’s principal executive officer and principal financial officer) and employees, known as the Code of Business Conduct and Ethics.  The Code of Business Conduct and Ethics is available on the Company’s website.  In the event that we amend or waive any of the provisions of the code of business conduct and ethics applicable to our principal executive officer or principal financial officer that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on the Company’s website at www.smartbalance.com.

Other information concerning directors, executive officers and corporate governance is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2010 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2010.

Item 11.         Executive Compensation

Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2010 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2010 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2010.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2010 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2010.

Item 14.         Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2010 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2010.

PART IV

Item 15.         Exhibits; Financial Statement Schedules

(a)           Financial Statements and Financial Statement Schedules.  Smart Balance’s 2009 financial statements, together with the report of Ehrhardt Keefe Steiner & Hottman PC, are listed on the index preceding the financial statements at the end of this report.  The schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)           Exhibits.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Smart Balance, Inc. (1)

3.2	Bylaws of Smart Balance, Inc. (f/k/a Boulder Specialty Brands, Inc.) (2)

4	Specimen Common Stock Certificate of Smart Balance, Inc. (3)

10.1
Credit Agreement, dated as of November 4, 2009, by and among GFA Brands, Inc., as borrower, Smart Balance, Inc., as parent, the Guarantors from time to time parties thereto, the Lenders from  time to time parties thereto, and Bank of Montreal, as administrative agent (4)

10.2	Letter of Understanding by and between GFA Brands, Inc. and Kagome Creative Foods, Inc., dated as of March 5, 2010.

10.3	License Agreement, dated as of June 18, 1996, by and between Brandeis University and GFA Brands, Inc. (5)

10.4	Manufacturing Agreement for Margarine and Spreads, dated March 2, 2007 by and between GFA Brands, Inc. and Ventura Foods, LLC (6)

10.5	Second Amended and Restated Stock and Award Plan *

10.6	Form of Stock Option Award Agreement (7)*

10.7	Amended Form of Stock Option Agreement (8)*

10.8	Form of Change of Control Agreement (9)*

10.9	Financial Performance Incentive Program *

18	Preferability Letter from Independent Public Accountants (10)

21	Subsidiaries

23	Consent of Ehrhardt Keefe Steiner & Hottman PC

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to Exhibit 4.1 to our current report on Form 8-K, filed with the SEC on May 25, 2007.

[2]	Incorporated by reference to Exhibit 3.2 to our registration statement on Form S-1 filed with the SEC on July 1, 2005 (File No. 333-126364).

[3]	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our registration statement on Form S-1 filed with the SEC on August 26, 2005.

[4]	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on November 6, 2009.

[5]	Incorporated by reference to Exhibit 10.45 to our current report on Form 8-K filed with the SEC on May 25, 2007.

[6]	Incorporated by reference to Exhibit 10.46 to our current report on Form 8-K filed with the SEC on May 25, 2007.

[7]	Incorporated by reference to Exhibit 10.47 to our current report on Form 8-K filed with the SEC on May 25, 2007.

[8]	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on November 6, 2008.

[9]	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on November 6, 2008.

[10]	Incorporated by reference to Exhibit 18 to our quarterly report on Form 10-Q filed with the SEC on May 9, 2008.

*           Management remuneration agreements.
_________________

In reviewing the agreements included as exhibit to this report, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements.  Some of the agreements may contain representations and warranties by the parties to the applicable agreement.  To the extent that any agreement contains representations and warranties, such representations and warranties have been made solely for the benefit of the other parties to the applicable contract.

Moreover, any representations and warranties in the agreements attached to this report as exhibits (1) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate, (2) may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement, (3) may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors, and (4) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.  Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of March, 2010.

SMART BALANCE, INC.

By:	/s/ Stephen B. Hughes
Stephen B. Hughes
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date

/s/Stephen B. Hughes	Chairman and Chief Executive Officer,	March 10, 2010
Stephen B. Hughes	Director (Principal Executive Officer)

/s/ Robert S. Gluck	Vice Chairman and Chief Operating	March 10, 2010
Robert S. Gluck	Officer, Director

/s/ Alan S. Gever	Executive Vice President and Chief	March 10, 2010
Alan S. Gever	Financial Officer (Principal Financial Officer)

/s/ John F. Konzelmann	Vice President, Controller and	March 10, 2010
John F. Konzelmann	Chief Accounting Officer (Principal Accounting Officer)

/s/ Robert J. Gillespie	Director	March 10, 2010
Robert J. Gillespie

/s/ William E. Hooper	Director	March 10, 2010
William E. Hooper

/s/ Gerald J. Laber	Director	March 10, 2010
Gerald J. Laber

/s/ James B. Leighton	Director	March 10, 2010
James B. Leighton

/s/ James E. Lewis	Director	March 10, 2010
James E. Lewis

/s/ Robert F. McCarthy	Director	March 10, 2010
Robert F. McCarthy

/s/ Michael R. O’Brien	Director	March 10, 2010
Michael R. O’Brien

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Smart Balance, Inc:

We have audited the accompanying consolidated balance sheets of Smart Balance, Inc and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009.   We also have audited the Company’s internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report.  Our responsibility is to express an opinion on these financial statements and the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smart Balance Inc, and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Smart Balance Inc, and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the COSO Criteria.

/s/    Ehrhardt Keefe Steiner & Hottman PC

Denver, Colorado
March 10, 2010

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$7,538	$5,492
Accounts receivable, net of allowance of: $345 (2009) and $256 (2008)	11,970	14,283
Accounts receivable - other	650	692
Income taxes receivable	1,131	–
Inventories	5,812	9,322
Prepaid taxes	405	709
Prepaid expenses and other assets	3,392	1,019
Deferred tax asset	462	650
Total current assets	31,360	32,167
Property and equipment, net	4,634	4,301
Other assets:
Goodwill	374,886	374,886
Intangible assets, net	151,089	155,223
Deferred costs, net	2,111	1,737
Other assets	985	222
Total other assets	529,071	532,068
Total assets	$565,065	$568,536
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$22,626	$24,938
Income taxes payable	–	1,080
Current portion of long term debt	5,500	–
Total current liabilities	28,126	26,018
Long term debt	51,143	69,504
Derivative liability	–	5,132
Deferred tax liability	43,824	46,268
Other liabilities	965	163
Total liabilities	124,058	147,085
Commitment and contingencies

Stockholders' equity

Convertible Preferred stock, $.0001 par value, 50,000,000 shares authorized;	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized; 62,630,683 issued and outstanding	6	6
Additional paid in capital	523,467	507,377
Retained deficit	(82,466)	(85,932)
Total stockholders' equity	441,007	421,451
Total liabilities and stockholders' equity	$565,065	$568,536

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(in thousands except per share data)

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007

Net sales	$239,503	$221,872	$111,038
Cost of goods sold	123,974	126,904	58,715
Gross profit	115,529	94,968	52,323

Operating expenses:
Marketing	37,383	33,034	15,118
Selling	17,580	16,662	12,268
General and administrative	48,756	39,578	17,931
Performance based shares released from escrow	-	-	18,456
Total operating expenses	103,719	89,274	63,773
Operating income (loss)	11,810	5,694	(11,450)

Other income (expense):
Interest income	3	292	2,450
Interest expense	(3,653)	(9,049)	(9,678)
Loss on derivative liability	(1,045)	(5,132)	(45,556)
Other expense, net	(2,291)	(2,336)	(1,020)
Total other income (expense)	(6,986)	(16,225)	(53,804)
Profit (loss) before income taxes	4,824	(10,531)	(65,254)
Provision (benefit) for income taxes	1,358	(3,563)	(706)
Net income (loss)	$3,466	$(6,968)	$(64,548)

Less: Unpaid dividends on convertible preferred stock	$-	$-	$37,159
Net income (loss) available for common shares	$3,466	$(6,968)	$(101,707)

Net income (loss) per share - basic and diluted	$0.06	$(0.11)	$(4.12)
Weighted average shares outstanding:
Basic	62,630,683	62,523,742	24,667,344
Diluted	62,703,434	62,523,742	24,667,344

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007

Cash flows from operating activities
Net income (loss)	$3,466	$(6,968)	$(64,548)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization of intangibles	4,905	4,497	2,558
Amortization of deferred financing costs	1,820	1,782	1,466
Deferred income taxes	(2,256)	(6,596)	(2,768)
Stock based compensation	16,090	14,896	6,689
Performance based shares released from escrow	-	-	18,456
(Decrease) increase in derivative liabilities	(5,132)	5,132	45,556
Deferred interest income	-	-	(432)
Changes in assets and liabilities:
Accounts receivable	2,313	(2,550)	(620)
Income tax receivable	(1,131)	-	-
Inventories	3,510	(2,120)	(2,417)
Prepaid expenses and other current assets	(2,027)	6,353	(3,072)
Accounts payable and accrued expenses	(3,354)	4,642	(151)
Net cash provided by operating activities	18,204	19,068	717
Cash flows from investing activities
Purchase of GFA	-	-	(486,228)
Purchase of property and equipment	(1,172)	(2,920)	(1,744)
Purchase of intangible assets	-	-	(1,152)
Capitalization of legal settlement	68	350	-
Increase in cash held in trust	-	-	101,073
Net cash (used in) investing activities	(1,104)	(2,570)	(388,051)
Cash flows from financing activities
Proceeds from issuance of long term debt	60,643	-	160,000
Repayment of debt	(73,504)	(50,000)	(40,496)
Proceeds from issuance of common stock	-	-	107,500
Proceeds from issuance of preferred stock	-	-	138,500
Proceeds from sale of warrants	-	-	76,515
Payments for offering and loan costs	(2,193)	-	(17,399)
Repayment of advances from stockholders	-	-	(206)
Proceeds from stock-related legal settlement	-	1,345	-
Net cash (used in) provided by financing activities	(15,054)	(48,655)	424,414
Net increase (decrease) in cash for the period	2,046	(32,157)	37,080
Cash – Beginning of period	5,492	37,649	569
Cash – End of period	$7,538	$5,492	$37,649

See accompanying notes to the consolidated financial statements

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007

Supplemental disclosure of cash flow information:
Accrued dividend on Series A preferred stock	$-	$-	$37,159
Cash paid during the year for:
Income taxes, net of refunds	$5,201	$(2,032)	$4,583
Interest	$8,915	$8,112	$9,215

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Statement of Changes in Stockholders’ Equity
For the years ended December 31, 2009, 2008 and 2007
(in thousands except shares)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Deficit	Stockholders’ Equity

Balance at December 31, 2006	-	$-	15,951,050	$2	$59,741	$(14,416)	$45,327
Issuance of Series A convertible preferred shares	15,388,899	138,500					138,500
Issuance of common stock			14,410,188	1	107,499		107,500
Proceeds from public warrants			12,752,625	1	76,515		76,516
Stock compensation expense					6,689		6,689
Conversion of common stock held in escrow					19,661		19,661
Equity issuance costs					(13,763)		(13,763)
Performance based shares released from escrow					18,456		18,456
Reclassification of derivative liability on warrants to equity					77,841		77,841
Accrued dividend on convertible preferred stock		37,159			(37,159)		-
Net loss						(64,548)	(64,548)
Balance at December 31, 2007	15,388,899	175,659	43,113,863	4	315,480	(78,964)	412,179
Conversion of preferred stock	(15,388,899)	(175,659)	19,516,820	2	175,657		-
Stock compensation expense					14,896		14,896
Legal settlement, net of tax					1,344		1,344
Net loss						(6,968)	(6,968)
Balance at December 31, 2008	-	-	62,630,683	6	507,377	(85,932)	421,451
Stock compensation expense					16,090		16,090
Net income						3,466	3,466
Balance at December 31, 2009	-	$-	62,630,683	$6	$523,467	$(82,466)	$441,007

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(in thousands except shares and per share)

1.	Basis of presentation

The consolidated financial statements included herein reflect the acquisition of GFA Brands, Inc. (“GFA”) on May 21, 2007, with results of operations included from that date and the estimated fair value of the net assets of GFA included on May 21, 2007.  Prior to May 21, 2007, Smart Balance, Inc. (the” Company”) was a blank check company with no operating activities, whose sole purpose was to serve as a vehicle for an acquisition in the consumer foods or beverage industry.

Certain amounts have been reclassified to conform with the current year presentation.

2.	Summary of Significant Accounting Policies

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2009 and 2008, the Company did not have any cash equivalents.

Accounts receivable

Accounts receivable are carried at original invoice amount less allowances for cash discounts and doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Bad debt expense was not material to the Company for the years ended December 31, 2009 and 2008.  Recoveries of receivables previously written off are recorded when received. The Company does not charge interest on past due receivables.

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

Goodwill

Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that impairment may have occurred. The impairment analysis for goodwill included a comparison of our carrying value (including goodwill) to our estimated fair value. If the fair value does not exceed its carrying value, then an additional analysis is performed to allocate the fair value to all assets and liabilities as if it had been acquired in a business combination and the fair value was its purchase price. If the excess of the fair value of our identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference.  We completed our impairment analysis at June 30, 2009 with estimated fair value greater than the carrying value of the recorded goodwill.  At December 31, 2009, management reviewed the Company’s fair value including obtaining an independent valuation of our ‘control premium” (or acquisition premium) which when added to our market capitalization at December 31, 2009 exceeded our book value by 17%. The Company also performed several discounted cash flow analyses which also supported our position that the Company does not have any indications of impairment, and thus, we have not recorded an impairment of goodwill. However, if the Company does not achieve its growth targets, as contemplated, there may be an impairment charge in the future. The review at December 31, 2009 was required because during the second half of 2009 the Company’s market capitalization was below book value at December 31, 2009 and subsequently as well.

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

Shipping and handling costs

Shipping and handling costs to external customers for 2009, 2008 and from May 21, 2007 (inception) to December 31, 2007 was approximately $13,000, $12,773 and $7,051 respectively, and was included in selling expense.  On a pro forma basis, shipping and handling cost for the year ended December 31, 2007 was $11,198.

Deferred compensation plan

The Company implemented a deferred compensation plan, effective January 1, 2008, which is funded by whole life insurance in which employees participants elect to defer a certain portion of their base salary and or bonus. The participant's cash deferrals earn a return based on the participant's investment in several investment options.

During 2009, the plan assets were less than the liability by $0.1 million due to slightly lower returns on plan assets and the up-front cost of life insurance and thus compensation expense was increased by this amount. The total of participant deferrals, which is reflected in long-term employee related liabilities and other, was $1.0 million and $0.2 million at December 31, 2009 and 2008, respectively.

Deferred costs

Deferred loan costs associated with the secured debt financing are being amortized over the life of the debt, using the effective interest method.

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

Earnings (loss) per share of common stock

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

	Year Ended December 31,
	2009	2008

Stock options excluded due to option price being greater than market value	11,881,000	11,327,000
Stock options excluded due to anti-dilution	370,530	717,500
Founding director warrants excluded due to anti-dilution	-0-	1,000,000

Segments

Authoritative accounting guidance requires segment information to be prepared and presented using the “management” approach.  The management approach is based on the method that management organizes the segments within the Company for making operating decisions and assessing performance.  The Company evaluates all products, makes operating decisions and performance assessments based on a total company approach and therefore considers itself as having only one segment.  The Company’s buttery spreads business, marketed under Smart Balance®, Earth Balance®, SmartBeat® and Nucoa®, is by far the most developed product segment and accounted for approximately 75% of 2009 sales.

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, short term trade receivables, payables and note payables.  The carrying value of cash and cash equivalents and short term receivables and payables approximate fair value because of their short maturities.   The Company’s note payable is determined by quoted market prices that are reset every three months and, therefore, approximates fair value.  At December 31, 2008, the Company used the income approach to determine the fair value of its interest rate swap utilizing present value techniques and recorded $5,132 as a non-current liability with an increase to interest expense. The fair value measurement used to determine this amount was based on authoritative accounting guidance for “Fair Value Measurements”, which requires a three-tier fair value hierarchy that prioritizes inputs to measure fair value. These tiers include: Level 1, defined as inputs, such as unadjusted quoted prices in an active market for identical assets or liabilities; Level 2, defined as inputs other than quoted market prices in active markets that are either directly or indirectly observable; or Level 3, defined as unobservable inputs for use when little or no market value exists therefore requiring an entity to develop its own assumptions.

Research and development

Research and development expenses are charged to the Consolidated Statement of Operations when incurred and amounted to $928 for 2009, $256 for 2008 and $64 from May 21, 2007 (inception) to December 31, 2007.  On a pro forma basis, research and development expenses for the year ended December 31, 2007 was $94.

Derivative Instruments

The primary risks managed by derivative instruments are exposure to changes in interest rate. The Company accounts for its derivative instruments in accordance with authoritative accounting guidance for Accounting for Derivative Instruments and Hedging Activities, which requires the recognition of all derivative instruments as either assets or liabilities in the Consolidated Balance Sheet at fair value.

On the date on which the Company enters into a derivative, it must determine whether or not to designate the derivative as a hedge.

Income taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2009, there was a small valuation allowance recorded for state tax purposes.  For the year ended December 31, 2009, the effective tax rate was lower than the statutory rate because of a one-time benefit from a state tax resolution.  For the years ended December 31, 2008 and 2007, the effective tax rate was higher than the statutory tax rate primarily due to the effect of the change in derivative liabilities since such losses are not deductible for income tax purposes.

The Company records a liability for all tax positions if it is not “more likely than not” that the position is sustainable based on its technical merits.

Advertising

Advertising costs are charged to operations (selling, general and administrative expenses) when incurred and amounted to $20,098 for 2009, $21,519 for 2008 and $12,063 for the period from May 21, 2007 (inception) to December 31, 2007.  The Company expenses the cost of production for commercials where the commercial is first run.  As of December 31, 2009, $2,067 was recorded as prepaid as these commercials had not yet run.  On a pro forma basis, advertising costs for the year ended December 31, 2007 was $22,010.

Share-Based Compensation Expense

In conjunction with the acquisition of GFA on May 21, 2007, we adopted appropriate accounting authoritative guidance regarding “share-based payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.  For 2009, employee share-based compensation expense was $16.1 million.

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

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short term investments and trade receivables.  The Company maintains the majority of its cash and cash equivalents in the form of demand deposits with financial institutions that management believes are creditworthy.  At December 31, 2009, the cash balances in these institutions exceeded federally insured amounts.  Concentrations of credit risk relative to trade receivables are limited due to our diverse client base.  The Company does have one customer that accounted for approximately 19% of sales for 2009.  The aggregate accounts receivable from this customer amounted to approximately 18% of the accounts receivable balance outstanding at December 31, 2009.  The Company also has one product category, “spreads” which accounts for 75% of total revenue and 73% of its revenues came from a license from Brandeis University, which will expire in April, 2015.

Recently issued accounting pronouncements

Recently Issued Accounting Standards

In June 2009, the, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification™, (“Codification” or “ASC”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASUs). The FASB will not consider ASCs as authoritative in their own right; rather, these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 is incorporated in ASC Topic 105, Generally Accepted Accounting Principles. The Company adopted SFAS No. 168 for the fiscal year-ended September 30, 2009, and the Company will provide reference to both the Codification topic reference and the previously authoritative references related to Codification topics and subtopics, as appropriate.

 In May 2009, the FASB issued ASC Topic 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which management has evaluated subsequent events, is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 had no effect on the Company’s financial statements.

Effective October 1, 2008, the Company adopted certain aspects of ASC Topic 825. Financial Instruments (formerly SFAS 159, “The Fair Value Option for Financial Assets & Financial Liabilities – including an amendment of SFAS No. 115.”).  The accounting guidance created a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on a contract by contract basis, with changes in fair values recognized in earnings as these changes occur. The adoption of ASC Topic 825 had no significant impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued ASC Topic 805, Business Combinations (formerly SFAS 141R, “Business Combinations,”) ASC Topic 805 changes how a reporting enterprise will account for the acquisition of a business. ASC 805 will apply prospectively to business combinations with an acquisition date on or after November 1, 2009. The adoption of ASC Topic 805 is not expected to have a material impact on the Company’s financial condition or results of operations, however future acquisitions would be accounted for under the guidance.

3.	Property and Equipment

Property and equipment consist of the following:

	December 31, 2009	December 31, 2008

Software development costs	$3,857	$3,198
Equipment	771	394
Furniture and fixtures	976	850
Leasehold improvements	342	332
Gross assets	5,946	4,774
Less: Accumulated depreciation	(1,312)	(473)
Property and equipment, net	$4,634	$4,301

Depreciation expense for the years ended December 31, 2009 and December 31, 2008 were $839 and $425, respectively.

4.	Intangible Assets

The following is a summary of intangible assets and goodwill as of December 31, 2009 and 2008:

	Gross Carrying Amount	Accumulated Amortization	Adjustments	Net Carrying Value
Patent technology	$40,000	$10,465	$(68)	$29,467
Supply relationship	1,000	180	-	820
Trademarks	121,152	-	(350)	120,802
Goodwill	374,886	-	-	374,886
December 31, 2009	$537,038	$10,645	$(418)	$525,975

	Gross Carrying Amount	Accumulated Amortization	Adjustments	Net Carrying Value
Patent technology	$40,000	$6,466	$-	$33,534
Supply relationship	1,000	113	-	887
Trademarks	121,152	-	(350)	120,802
Goodwill	374,886	-	-	374,886
December 31, 2008	$537,038	$6,579	$(350)	$530,109

Adjustments to trademarks relate to a legal settlement received of $0.4 and serve to reduce related costs previously capitalized.  The amortization expense for the next five years is approximately $4.1 million in each year.

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2009	December 31, 2008

Accounts payable	$8,374	$16,972
Accrued expenses	14,252	7,966
Total	$22,626	$24,938

6.	Long Term Debt

On November 4, 2009, the Company, through its wholly-owned subsidiary GFA Brands, Inc. (the “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with the various Lenders named therein (the “Lenders”), and Bank of Montreal, as Administrative Agent (the “Agent”).  The Credit Agreement provides for $100 million in secured debt financing consisting of a $55 million term loan (the “Term Loan”) and a $45 million revolving credit facility (the “Revolver”).  The Revolver includes a $5 million sublimit for the issuance of letters of credit and a $5 million sublimit for swing line loans.  Subject to certain conditions, the Borrower, to the extent existing Lenders decline to do so by adding additional Lenders, may increase the Term Loan or increase the commitments under the Revolver (or a combination of the two) up to an aggregate additional amount of $5 million, at the Borrower’s option.

The Credit Agreement replaced the Company’s prior first lien and second lien credit facilities with Bank of America Securities LLC and Bank of America, N.A. (the “Prior Facilities”).  As of September 30, 2009, outstanding debt under the Prior Facilities totaled approximately $65 million.  Proceeds of the Credit Agreement were used to repay the debt outstanding under the Prior Facilities and may also be used for general corporate purposes and general working capital purposes.

The Term Loan and the loans made pursuant to the Revolver will mature on November 3, 2013.  The Credit Agreement requires annual principal payments on the Term Loan of $5.5 million.

Loans outstanding under the Credit Agreement will bear interest, at the Borrower’s option, at either a base rate (defined in the Credit Agreement as the greatest of (i) 2.5%, (ii) the Agent’s prime rate, (iii) the federal funds rate plus 0.50% and (iv) a reserve adjusted one-month LIBOR rate plus 1.0%) or a Eurodollar rate (of no less than 1.5%), in each case plus an applicable margin.  The applicable margin is determined under the Credit Agreement based on the ratio of the Company’s total funded debt to EBITDA for the prior four fiscal quarters (the “Leverage Ratio”), and may range from 2.25% to 3.25%, in the case of base rate loans, and 3.25% to 4.25%, in the case of Eurodollar rate loans.  The Borrower must also pay a commitment fee on the unused portion of the Revolver determined under the Credit Agreement  based on the ratio of the Company’s Leverage Ratio and may range from 0.50% to 0.75%.

Subject to certain conditions, the Borrower may voluntarily prepay the loans under the Credit Agreement in whole or in part, without premium or penalty (other than customary breakage costs).  Mandatory prepayments that are required under the Credit Agreement include:

•	100% of the net cash proceeds (as defined in the Credit Agreement) upon certain dispositions of property or upon certain damages or seizures of property, subject to limited exceptions;

•
50% of all net cash proceeds from issuance of additional equity securities of the Company, subject to limited exceptions, provided, however, if the Company’s Leverage Ratio is less than 2.0 as of the end of the most recently ended quarter, the prepayment is limited to 25% of such proceeds;

•	100% of the amount of net cash proceeds for certain issuances of additional indebtedness for borrowed money; and

•
Beginning on December 31, 2010 and each fiscal year thereafter, an annual prepayment equal to 25% of excess cash flow of the Company (as defined in the Credit Agreement) for such fiscal year, provided such prepayment is not required if the Company has a Leverage Ratio of 2.0 or less, measured as of the end of such fiscal year.

The Credit Agreement contains covenants that are customary for agreements of this type.  These covenants include, among others: a limitation on the incurrence of additional indebtedness; a limitation on mergers, acquisitions, investments and dividend payments; and maintenance of specified financial ratios.  Under the Credit Agreement, the Company must maintain (1) a Leverage Ratio that is not greater than 2.75 to 1.0 until December 30, 2011 and not greater than 2.50 to 1.0 thereafter and (2) a ratio of EBITDA to Debt Service (as defined in the Credit Agreement), in each case for the prior four fiscal quarters, of not less than 2.00 to 1.00.  The Company is also limited to spending not more than $6 million of capital expenditures per year with any unspent funds carried over to the next twelve months.  At December 31, 2009, the Company was in compliance with all of its covenants.

The failure to satisfy covenants under the Credit Agreement or the occurrence of other specified events that constitute an event of default could result in the acceleration of the repayment obligations of the Borrower.  The Credit Agreement contains customary provisions relating to events of default for agreements of this type. The events of default include, among others: the nonpayment of any outstanding principal, interest, fees or other amounts due under the Credit Agreement; certain bankruptcy events, judgments or decrees against the Company or the Borrower; cross defaults to other indebtedness exceeding $5.0 million; a change in control (as defined in the Credit Agreement) of the Company or the Borrower; and the failure to perform or observe covenants in the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by the Company and all existing and future subsidiaries of the Borrower.  The Borrower, the Company and the other guarantors granted to the Agent, for the benefit of the Lenders, a security interest in substantially all of its respective assets, including, among other things, patents, patent licenses, trademarks and trademark licenses.

After the close of the transaction, total debt outstanding debt under the Credit Agreement totaled approximately $60.6 million comprised of $55 million of Term Loan debt and $5.6 million of borrowings under the Revolver.

The Company is required to pay the following amounts in each of the next four years:

2010	$5,500
2011	5,500
2012	5,500
2013	40,143
Total	$56,643

The interest rate from inception of the loan agreement through year end was 5.25%.

7.	Stock-Based Compensation

The Company and its stockholders have authorized the issuance of up to 12,150,000 stock options under its Stock and Awards Plan.  Through December 31, 2009, the Company had granted a total of 11,360,000 stock options under the Stock and Awards Plan, of which 479,000 were forfeited.

In addition, during the first quarter of 2008, the compensation committee and sub-committee of the compensation committee approved the issuance of up to 1,375,000 inducement stock options grants to new employees outside of the Company’s stock plan pursuant to NASDAQ Marketplace Rule 4350.  During the twelve months ended December 31, 2008, the Company issued all of the 1,375,000 inducement grant stock options to new employees.

The Company has two types of stock options, traditional service-based with a four year graded (25% vest each year) vesting and market condition-based stock options which vest when the underlying stock price reaches either $16.75 and $20.25, respectively, and remains there for 20 out of 30 consecutive trading days. Stock options are granted to recipients at exercise prices equal to the fair market value of the Company’s stock at the dates of grant and can consist solely of the service-based options or market conditions-based options or a can consist of a combination of both types of options.  Stock options granted to employees have a term of 10 years.  The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period, or as determined by the Monte Carlo valuation model.

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)

Shares at December 31, 2007	8,797,500	$9.88	7.79
Options granted	3,437,500	8.39	7.65
Options exercised	-	-	-
Options canceled/forfeited	(190,000)	10.03	7.45
Shares at December 31, 2008	12,045,000	$9.47	7.03
Options granted	500,000	6.46	9.56
Options exercised	-	-	-
Options canceled/forfeited	(289,000)	9.69	7.92
Shares at December 31, 2009	12,256,000	$9.34	7.78
Shares exercisable at December 31, 2009	2,822,375	$9.64	7.61

The weighted-average grant-date fair values of options granted during 2009, 2008 and 2007 were $3.20, $4.17 and $5.00, respectively.

The following summarizes nonvested share activity for 2009:

	Shares	Grant-Date Fair Value
Nonvested at beginning of year	10,856,000	$4.78
Granted	500,000	3.20
Vested	(1,658,375)	4.44
Forfeited	(264,000)	5.01
Non-vested at end of year	9,433,625	$4.75

As of December 31, 2009, the total compensation cost related to nonvested awards not yet recognized was $20.7 million with a weighed average period of 1.47 years over which it is expected to be recognized.

The Company accounts for its stock-based compensation awards in accordance with authoritative accounting guidance for share-based payment, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

Pre-tax stock-based compensation expense included in reported net income is as follows:

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Service period-based	$7,577	$6,856	$3,032
Market price-based $16.75	4,885	4,617	2,099
Market price-based $20.25	3,628	3,423	1,558
Total	$16,090	$14,896	$6,689

For the traditional service-based stock options, the Company estimated the fair value, as of the date of grant, using a Black-Scholes pricing model with the following assumptions:  risk-free interest rate of 3.53%-4.67%, expected life 7 years for the service-based options and 10 years for the market price-based options, no dividends and volatility of 35.9%-52.08%.  The cost of the service-based stock options is being amortized over a four year estimated vesting period.  In the case of the market price-based stock options, the Company used the Monte Carlo valuation model and the same assumptions noted above.  The Company recognizes compensation expense for the market price-based options over the estimated vesting period, which has been determined to be 2.75-4.82 years and 3.68-5.53 years for the $16.75 and $20.25 awards, respectively.

8.	Related Party Transactions

Certain stockholders, five of whom are directors and one senior advisor, purchased an aggregate of 1,000,000 warrants concurrently with the closing of the Company’s initial public offering at a price of $1.70 per warrant from the Company.  The warrants were exercisable into common stock at $6.00 per share until December 16, 2009 at which time they expired.

9.	Interest Rate Derivatives

In conjunction with the original variable-rate debt arrangement, which was terminated on November 4, 2009, the Company entered into notional $80,000 of interest rate swap agreement which was designed to provide a constant interest rate on the variable rate debt. The swap agreement was cancelled when the new financing was put in place on November 4, 2009.

10.	License

A substantial portion of the Company’s business is dependent on its exclusive license of certain technology from Brandeis University. This license agreement, dated June 1996, imposes certain obligations upon the Company, such as diligently pursuing the development of commercial products under the licensed technology. The agreement for each country expires at the end of the term of each patent in such country and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that the Company has failed to meet its obligations under the license agreement, Brandeis could seek to limit or terminate the Company’s license rights. Royalties earned by Brandeis in 2009 were approximately $991, for 2008 approximately $943 and from the date of our initial business combination, May 21, 2007, until December 31, 2007, were approximately $552.

11.	Income Taxes

The components of the Company’s income tax provision (benefit) for the years ended December 31, 2009, 2008 and 2007 are of the following:

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007

Income tax provision (benefit):
Current taxes:
Federal	$3,540	$2,474	$2,206
State	74	559	(144)
	3,614	3,033	2,062
Deferred taxes:
Federal	$(1,909)	$(6,026)	$(2,677)
State	(347)	(570)	(91)
	(2,256)	(6,596)	(2,768)
Provision (benefit) for income taxes	$1,358	$(3,563)	$(706)

The reconciliation of the provision for income taxes based on the U.S. federal statutory income tax rate to our provision for income taxes was as follows:

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007

Expected federal statutory taxes at 35%	$1,688	$(3,686)	$(22,186)
Performance based shares released from escrow	—	—	6,275
Derivative liabilities	—	—	15,489
Valuation allowance	115	—	—
State refund benefit, net	(376)	—	—
Other	(69)	123	(284)
(Benefit) Provision for income taxes	$1,358	$(3,563)	$(706)

The rate reconciliation includes a benefit for state taxes resulting from amended returns filed and refunds received during 2009.  The amended returns were filed in 2009 as a result of various voluntary state disclosure settlements during the year, which impacted state apportionment factors.

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

	December 31, 2009	December 31, 2008
Deferred tax assets:
Derivative liabilities	$—	$2,003
Stock compensation	14,649	8,423
Inventory	247	294
Deferred financing costs	—	827
Net operating loss carryforwards	218	45
Other	203	397
Total deferred tax assets	15,317	11,989
Less Valuation allowance	(115)	—
Total net deferred tax assets	15,202	11,989
Deferred tax liabilities:
Intangible assets	(56,376)	(57,302)
Other	(2,188)	(305)
Total deferred tax liabilities	(58,564)	(57,607)
Net deferred tax liability	$(43,362)	$(45,618)

Deferred tax asset current	$462	$650
Long-term deferred tax asset	14,740	11,339
Long-term deferred tax liability	(58,564)	(57,607)
Net deferred tax (liabilities)	$(43,362)	$(45,618)

The Company has state net operating loss ("NOL") carryforwards at December 31, 2009 of approximately $4.6 million for income tax purposes, which begin expiring in 2014.  A valuation allowance was established for approximately $115 for various state net operating losses that may expire prior to their realization.  The Company has not established a valuation allowance for the realization of the remaining deferred tax assets, as the Company has determined that it is more likely than not that the assets will be fully utilized.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of December 31, 2009 was as follows:

	December 31, 2009	December 31, 2008

Gross balance at January 1	$651	$823
Additions based on tax positions related to the current year	82	—
Additions for tax provision of prior years	—	20
Deletions for tax positions of prior years	(500)	(192)
Gross balance at December 31	233	651
Payments made	—	—
Interest and penalties	90	308
Balance at December 31	$323	$959

At December 31, 2009, the liability for income taxes associated with uncertain tax position was $323, of which $226, if recognized would affect the effective tax rate.  The Company recognized interest and penalties related to unrecognized tax benefits as a component of income tax expense.  The gross liability as of December 31, 2008 was $959 includes accrued interest of $106 and penalties of $202.  The liability as of December 31, 2009 was $323, include accrued interest of $41 and penalties of $49.

The Company believes it is reasonably possible that there will be a $284 decrease in the gross tax liability for uncertain tax positions within the next 12 months based on potential settlements with related tax authorities in various jurisdictions.

The Joint Committee is currently examining the 2007 federal tax return which resulted in a tax refund of $4.7 million.  The company does not anticipate any adverse adjustments that would impact the amount of the refund during this review.  Prior periods have either been audited or are no longer subject to IRS audit.  In most state jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2004.

12.	Commitments and Contingencies

The following table summarizes contractual obligations and borrowings as of December 31, 2009 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods.  We expect to fund these commitments primarily with operating cash flows generated in the normal course of business.

Contractual Obligations (in thousands)

	Total	Due in Less Than 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due in More Than 5 Years
Building Leases(1)	$3,243	$703	$1,345	$1,004	$191

Oil and Peanuts Purchase Commitments(2)	17,345	17,345	—	—	—

Debt Obligations(3)	56,643	5,500	11,000	40,143	—

Brandeis Contract	700,000	200,000	200,000	100,000	200,000
	$777,231	$223,548	$213,345	$141,147	$200,191
_______________________________
(1) Includes: (i) a lease agreement for the lease of a corporate office facility located in Paramus, NJ with an approximate seven year life with the option to extend the lease for two additional five year terms, and (ii) three lease agreements for the lease of a corporate office facility located in Niwot, Colorado with an approximate five year life with the option to extend each lease for 36 months.  Rental expense for operating leases for 2009 was $698 and for the years 2010 through 2014 is shown above.

(2) Forward purchase commitments for a portion of the Company’s projected requirement for peanuts and for palm, soy and canola oil.  These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price.  Based on the most recent prices the Company realized, these commitments would total approximately $17.3 million as of December 31, 2009.  The commitments are expected to be liquidated by September 30, 2010.

 (3) For more information on our debt obligations, see the section entitled “Secured Debt Financing” located elsewhere in this report.

13.	Legal Proceedings

The Company is currently involved in the following legal proceedings:

On February 8, 2010 a lawsuit was filed against Smart Balance, Inc. in the Federal District Court for the Central District in California in Santa Ana, California.  The complaint alleges, among other things, violations of California’s unfair competition law, false advertising, and consumer remedies act and seeks to identify all similarly situated plaintiffs and certify them in a class action.  The Company has not yet answered the complaint, but intends to vigorously defend itself.  The Company does not expect that the resolution of this matter will have a material adverse effect on our business.

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

14.	Selected Quarterly Financial Data (unaudited)

The following table presents certain unaudited quarterly results for the years 2009 and 2008:

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	Full Year 2008

Revenues	$50,789	$47,990	$57,532	$65,561	$221,872
Operating income (loss)	1,960	(500)	2,575	1,659	5,694
Net (loss)	$(1,177)	$(1,535)	$(1,614)	$(2,641)	$(6,968)
Net (loss) available for common shares	$(1,177)	$(1,535)	$(1,614)	$(2,641)	(6,968)
(Loss) per share—diluted	$(0.02)	$(0.02)	$(0.03)	$(0.04)	$(0.11)
Diluted weighted average common shares outstanding	62,196,988	62,630,683	62,630,683	62,630,683	62,523,742

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Full Year 2009

Revenues	$62,599	$58,185	$59,806	$58,913	$239,503
Operating income (loss)	3,208	2,519	3,458	2,625	11,810
Net income (loss)	$1,146	$993	$1,271	$56	$3,466
Net income (loss) available for common shares	$1,146	$993	$1,271	$56	3,466
Income (loss) per share—diluted	$0.02	$0.02	$0.02	$—	$0.06
Diluted weighted average common shares outstanding	62,706,184	62,820,162	62,691,742	62,631,058	62,703,434