Form 10-Q
period 2010-03-31
SMART BALANCE, INC.
filed 2010-05-06
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2010                     Commission File Number 001-33595

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

As of May 3, 2010 the Registrant had 62,630,683 shares of common stock, par value $.0001 per share, outstanding.

SMART BALANCE, INC.

i

Cautionary Note Regarding Forward Looking Statements

This document contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intends,” and “continue” or similar words.  In addition, forward-looking statements are statements which

•	discuss future expectations or expansions of business lines;

•	contain projections of future results of operations or financial condition; or

•	state other “forward-looking” information.

We believe that communicating our expectations to our stockholders is important. However, there are always events in the future that we are not able to accurately predict or over which we have no control, and consequently, actual results may differ from those anticipated in the forward-looking statements.  Important factors that could cause actual results to differ from our expectations include, but are not limited to, the factors discussed in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the “Risk Factors” section in our annual report on Form 10-K for the year ended December 31, 2009, as well as, our ability to:

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

All forward-looking statements included in this report attributable to us are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Part I.            Financial Information

Item 1.           Financial Statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,004	$7,538
Accounts receivable, net of allowance of: $356 (2010) and $345 (2009)	15,556	11,970
Accounts receivable - other	588	650
Income taxes receivable	-	1,131
Inventories	6,230	5,812
Prepaid taxes	-	405
Prepaid expenses and other assets	7,184	3,392
Deferred tax asset	498	462
Total current assets	44,060	31,360
Property and equipment, net	4,865	4,634
Other assets:
Goodwill	374,886	374,886
Intangible assets, net	150,072	151,089
Deferred costs, net	2,003	2,111
Other assets	2,243	985
Total other assets	529,204	529,071
Total assets	$578,129	$565,065
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$29,787	$22,626
Income taxes payable	1,480	-
Current portion of long term debt	5,500	5,500
Total current liabilities	36,767	28,126
Long term debt	50,043	51,143
Deferred tax liability	42,432	43,824
Other liabilities	1,121	965
Total liabilities	130,363	124,058

Commitment and contingencies
Stockholders' equity
Preferred stock, $.0001 par value, 50,000,000 shares authorized	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized; 62,630,683 (2010 and 2009) issued and outstanding	6	6
Additional paid in capital	527,245	523,467
Retained deficit	(79,485)	(82,466)
Total stockholders' equity	447,766	441,007
Total liabilities and stockholders' equity	$578,129	$565,065

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2010	2009
Net sales	$63,635	$62,599
Cost of goods sold	30,287	34,345
Gross profit	33,348	28,254

Operating expenses:
Marketing	10,423	8,800
Selling	5,205	4,517
General and administrative	11,932	11,729
Total operating expenses	27,560	25,046
Operating income	5,788	3,208

Other income (expense):
Interest income	-	1
Interest expense	(945)	(1,679)
Gain on derivative liability	-	546
Other expense, net	(367)	(143)
Total other income (expense)	(1,312)	(1,275)
Income before income taxes	4,476	1,933
Provision for income taxes	1,495	787
Net income (loss)	$2,981	$1,146

Income per share:
Basic	$0.05	$0.02
Diluted	$0.05	$0.02
Weighted average shares outstanding:
Basic	62,630,683	62,630,683
Diluted	62,632,799	62,706,184

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities
Net income	$2,981	$1,146
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangibles	1,301	1,210
Amortization of deferred financing costs	126	63
Deferred income taxes	(1,429)	(962)
Stock based compensation	3,778	4,010
(Decrease) in derivative liabilities	-	(545)
Changes in assets and liabilities:
Accounts receivable	(3,586)	(549)
Inventories	(418)	900
Income taxes receivable	1,131	-
Prepaid expenses and other current assets	(4,526)	(9,412)
Accounts payable and accrued expenses	8,741	7,065
Net cash provided by operating activities	8,099	2,926
Cash flows from investing activities
Purchase of property and equipment	(515)	(282)
Net cash (used in) investing activities	(515)	(282)
Cash flows from financing activities
Repayment of debt	(1,100)	-
Payments for loan costs	(18)	-
Net cash (used in) financing activities	(1,118)	-
Net increase in cash for the period	6,466	2,644
Cash - Beginning of period	7,538	5,492
Cash - End of period	$14,004	$8,136
Cash paid during the period for:
Income taxes	$88	$344
Interest	$855	$1,588

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

1.	General

Smart Balance, Inc. (the “Company”) was incorporated in Delaware on May 31, 2005 under the name Boulder Specialty Brands, Inc. in order to serve as a vehicle for the acquisition of a then unidentified operating business and/or brand in the consumer food and beverage industry.  On May 21, 2007, the Company completed a merger with GFA Brands, Inc. (“GFA”), which owned and marketed the Smart Balance® line of products, among others.  GFA became a wholly-owned subsidiary of the Company.

The accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Smart Balance, Inc. included in the Company's 2009 annual report on Form 10-K. The reported results for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement.  The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision, or that the remaining balance of these assets may not be recoverable.  When deemed necessary, the Company completes this evaluation by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.  If such evaluations indicate that the future undiscounted cash flows of amortizable long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values.

Goodwill

           Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that impairment may have occurred. The impairment analysis for goodwill includes a comparison of the Company’s carrying value (including goodwill) to the Company’s estimated fair value. If the fair value of the Company does not exceed its carrying value, then an additional analysis would be performed to allocate the fair value to all assets and liabilities of the Company as if the Company had been acquired in a business combination and the fair value was its purchase price. If the excess of the fair value of the Company over the fair value of its identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference.  We completed our impairment analysis at June 30, 2009 and concluded that our estimated fair value was greater than the carrying value of the recorded goodwill.  At December 31, 2009, management reviewed the Company’s fair value and obtained an independent valuation of our “control premium” (or acquisition premium) which when added to the Company’s market capitalization at December 31, 2009 exceeded the Company’s book value by 17%.  The Company also performed several discounted cash flow analyses which also supported our conclusion that the Company does not have any indication of impairment.  No events have occurred during the quarter ended March 31, 2010 that have resulted in the need for the Company to reevaluate its impairment analysis.  As a result, we have not recorded any impairment of goodwill. However, if the Company does not achieve its growth targets, as contemplated, there may be an impairment charge in the future. The Company will perform its annual impairment analysis on June 30, 2010.

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

An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic, or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. In each reporting period, the Company also evaluates the remaining useful life of an intangible asset that is not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.

The Company has determined that its Smart Balance® and Earth Balance® trademarks have indefinite lives and these assets are not being amortized.  Certain other assets acquired, primarily patent technology, have been determined to have definite lives ranging from 10 to 20 years and their costs are being amortized over their expected lives.

The Company generally expenses legal and related costs incurred in defending or protecting its intellectual property unless it can be established that such costs have added economic value to the business enterprise, in which case the Company capitalizes the costs incurred as part of intangible assets. The primary consideration in making the determination of whether to capitalize the costs is whether the Company can prove that it has been successful in defending itself against such intellectual property challenges.  The second consideration for capitalization is whether such costs have, in fact, increased the economic value of the Company’s intellectual property.  Legal defense costs that do not meet the considerations described above are expensed as incurred.  Recovery of legal expenses as part of a settlement agreement will be recorded as a reduction of capitalized legal fees if previously capitalized with any excess recorded as income.

The Company has not identified any events that would result in the need for the Company to perform an impairment analysis of its intangible assets during the quarter ended March 31, 2010.  The Company will perform its annual assessment of its indefinite lived intangible assets for impairment at June 30, 2010.

Deferred Costs

Deferred loan costs associated with the Company’s secured debt financing are being amortized over the life of the loan, using the effective interest method.

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

The Company offers its customers and consumers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and co-op advertising; such amounts are estimated and recorded as a reduction in revenue. For interim reporting, the Company estimates the total annual sales incentives for most programs and records a pro rata share in proportion to forecasted annual revenue.  As a result, the Company has recorded a prepaid asset at March 31, 2010 of $5,780 which will be charged to expense over the remaining three quarters.  The Company sells its products to customers without a  right of return and is not obligated to accept any returns.

Earnings per Share of Common Stock

Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the number of weighted-average shares outstanding adjusted for any additional common shares that would have been outstanding if all of the potential dilutive common shares had been issued. Potential dilutive common shares outstanding would primarily include stock options.  At March 31, 2010, 2,116 stock options were dilutive because the weighted average market price, including the unrecognized compensation expense related to such shares, was in excess of their exercise price.

The following table summarizes stock options not included in the computation of diluted earnings per share:

	Three Months Ended March 31,
	2010	2009

Stock options excluded due to option price being greater than market value	12,398,500	11,897,500
Stock options excluded due to anti-dilution	20,384	230,000

Segments

Authoritative accounting guidance requires segment information to be prepared using the “management” approach. The management approach is based on the method that management organizes the segments within the Company for making operating decisions and assessing performance. The Company evaluates all products, makes operating decisions and performance assessments based on a total company approach and therefore considers itself as having only one segment.  The Company’s buttery spreads business, marketed under Smart Balance®, Earth Balance®, Bestlife™, Smart Beat® and Nucoa®, is by far the most developed product segment and accounted for approximately 75% of 2009 sales and approximately 75% of sales during the period ended March 31, 2010.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short term trade receivables, payables and note payables. The carrying value of cash and cash equivalents and short term receivables and payables approximate fair value because of their short maturities. The Company’s debt is determined by comparable quoted market prices and, therefore, approximates fair value.

Research and Development

Research and development expenses are charged to operations when incurred and amounted to $186 and $88 respectively, for the three months ended March 31, 2010 and 2009.

Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2010, no valuation allowances were recorded.

Advertising

Advertising costs are charged to operations (classified as marketing expenses) and amounted to $7,107 and $5,157 for the three months ended March 31, 2010 and 2009, respectively.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short term investments and trade receivables. The Company maintains the majority of its cash and cash equivalents in the form of demand deposits with financial institutions that management believes are creditworthy. At March 31, 2010, the cash balances in these institutions exceeded federally insured amounts. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base. The Company does have one customer that accounted for approximately 19% of sales during the three months ended March 31, 2010. The aggregate accounts receivable from this customer amounted to approximately 18% of the accounts receivable balance outstanding at March 31, 2010. The Company also has one product, “spreads,” which, for the three months ended March 31, 2010, accounted for approximately 75% of total revenue.  Approximately 75% of the Company’s revenues during the first quarter of 2010 came from products utilizing a license from Brandeis University.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification™ (“Codification” or “ASC”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASUs). The FASB will not consider ASUs as authoritative in their own right; rather, these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 is incorporated in ASU Topic 105, Generally Accepted Accounting Principles. The Company adopted SFAS No. 168 for the fiscal year-ended December 31, 2009.

3.	Property and equipment

Property and equipment consist of the following:

	March 31, 2010	December 31, 2009
Software development costs	$4,162	$3,857
Equipment	966	771
Furniture and fixtures	991	975
Leasehold improvements	342	342
	6,461	5,946
Less: accumulated depreciation	(1,596)	(1,312)
Property and equipment, net	$4,865	$4,634

Depreciation expense was $284 for the three months ended March 31, 2010 compared to $194 for the three months ended March 31, 2009.

4.	Intangible assets

The following is a summary of intangible assets and goodwill as of March 31, 2010:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Adjustments	Net Balance, March 31, 2010
Patent technology	$40,000	$11,466	$(68)	$28,466
Supply relationship	1,000	196	-	804
Trademarks	121,152	-	(350)	120,802
Goodwill	374,886	-	-	374,886
	$537,038	$11,662	$(418)	$524,958

Adjustments to trademarks relate to a legal settlement received of $367 and serve to reduce related costs previously capitalized. Additional spending of $16 during the period accounted for the difference.  Amortization expense was $1,017 for the three months ended March 31, 2010 and 2009.

5.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2010	December 31, 2009
Accounts payable	$12,753	$8,374
Accrued expenses	17,034	14,252
Total	$29,787	$22,626

6.	Long term debt

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

Loans outstanding under the Credit Agreement will bear interest, at the Borrower’s option, at either a base rate (defined in the Credit Agreement as the greatest of (i) 2.5%, (ii) the Agent’s prime rate, (iii) the federal funds rate plus 0.50% and (iv) a reserve adjusted one-month LIBOR rate plus 1.0%) or a Eurodollar rate (of no less than 1.5%), in each case plus an applicable margin.  The applicable margin is determined under the Credit Agreement based on the ratio of the Company’s total funded debt to EBITDA for the prior four fiscal quarters (the “Leverage Ratio”), and may range from 2.25% to 3.25%, in the case of base rate loans, and 3.25% to 4.25%, in the case of Eurodollar rate loans.  The Borrower must also pay a commitment fee on the unused portion of the Revolver (determined under the Credit Agreement  based on the ratio of the Company’s Leverage Ratio) which may range from 0.50% to 0.75%.

Subject to certain conditions, the Borrower may voluntarily prepay the loans under the Credit Agreement in whole or in part, without premium or penalty (other than customary breakage costs).  Mandatory prepayments that are required under the Credit Agreement include:

●	100% of the net cash proceeds (as defined in the Credit Agreement) upon certain dispositions of property or upon certain damages or seizures of property, subject to limited exceptions;

●
50% of all net cash proceeds from the issuance of additional equity securities of the Company, subject to limited exceptions, provided, however, if the Company’s Leverage Ratio is less than 2.0 as of the end of the most recently ended quarter, the prepayment is limited to 25% of such proceeds;

●	100% of the amount of net cash proceeds for certain issuances of additional indebtedness for borrowed money; and

●
beginning on December 31, 2010 and each fiscal year thereafter, an annual prepayment equal to 25% of excess cash flow of the Company (as defined in the Credit Agreement) for such fiscal year, provided such prepayment is not required if the Company has a Leverage Ratio of 2.0 or less, measured as of the end of such fiscal year.

The Credit Agreement contains covenants that are customary for agreements of this type.  These covenants include, among others: a limitation on the incurrence of additional indebtedness; a limitation on mergers, acquisitions, investments and dividend payments; and maintenance of specified financial ratios.  Under the Credit Agreement, the Company must maintain (1) a Leverage Ratio that is not greater than 2.75 to 1.0 until December 30, 2011 and not greater than 2.50 to 1.0 thereafter and (2) a ratio of EBITDA to Debt Service (as defined in the Credit Agreement), in each case for the prior four fiscal quarters, of not less than 2.00 to 1.00.  The Company is also limited to spending not more than $6 million of capital expenditures per year with any unspent funds carried over to the next twelve months.  At March 31, 2010, the Company was in compliance with all of its covenants.

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

After the close of the transaction, total debt outstanding under the Credit Agreement totaled approximately $60.6 million comprised of $55 million of Term Loan debt and $5.6 million of borrowings under the Revolver.  During the fourth quarter of 2009, the Company paid approximately $4.0 million on its Revolver and during the first quarter of 2010 it paid $1.1 million of its scheduled requirements.  On April 30, 2010 the Company paid $6.5 million of which $1.6 million reduced the Revolver to zero and $4.9 million was applied against the Term Loan bringing the total debt outstanding to $49.0 million.

The Company is required to pay the following amounts in each of the next four years:

2010	$4,400
2011	5,500
2012	5,500
2013	40,143
Total	$55,543

The interest rate under the Credit Agreement at March 31, 2010 was 4.75% while the interest rate on the unused line was 0.5%.

7.	Stock-based compensation

The Company and its stockholders have authorized the issuance of up to 12,150,000 stock options under its Stock and Awards Plan.  Through March 31, 2010, the Company had granted a total of 11,535,000 stock options under the Stock and Awards Plan, of which 489,000 were forfeited.

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

The Company utilizes two types of stock options, traditional service-based with a four year graded vesting (25% vest each year) and market condition-based stock options which vest when the underlying stock price reaches either $16.75 and $20.25, respectively, and remains there for 20 out of 30 consecutive trading days. Stock options are granted to recipients at exercise prices not less than the fair market value of the Company’s stock at the dates of grant and can consist solely of the service-based options or market conditions-based options or a can consist of a combination of both types of options.  Stock options granted to employees have a term of 10 years.  The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period, or as determined by the Monte Carlo valuation model.

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Shares at December 31, 2008	12,045,000	9.47	7.03
Options granted	500,000	6.46	9.56
Options exercised	-	-	-
Options canceled/forfeited	(289,000)	9.69	.92
Shares at December 31, 2009	12,256,000	9.34	7.78
Options granted	175,000	9.34	9.96
Options exercised	-	-	-
Options canceled/forfeited	(10,000)	8.99	8.04
Shares at March 31, 2010	12,421,000	9.34	7.36
Shares exercisable at March 31, 2010	3,026,750	$9.61	7.40

The weighted-average grant-date fair values of options granted during 2010, 2009 and 2008 were $3.03, $3.20 and $4.17, respectively.

The following summarizes nonvested share activity as of March 31, 2010:

	Shares	Grant-Date Fair Value
Nonvested at beginning of year	9,433,625	$4.75
Granted	175,000	3.03
Vested	(208,125)	4.27
Forfeited	(6,250)	4.23
Non-vested at end of quarter	9,394,250	$4.72

As of March 31, 2010, the total compensation cost related to nonvested awards not yet recognized was $17.4 million with a weighted average remaining period of 1.35 years over which it is expected to be expensed.

The Company accounts for its stock-based compensation awards in accordance with authoritative accounting guidance for share-based payment, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

Pre-tax stock-based compensation expense included in reported net income is as follows:

	Three Months Ended March 31,
	2010	2009
Service period-based	$1,920	$1,871
Market price-based $16.75	965	1,228
Market price-based $20.25	893	911
Total	$3,778	$4,010

For the traditional service-based stock options, the Company estimated the fair value, as of the date of grant, using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.53% - 4.67%, expected life of 7 years for the service-based options and 10 years for the market price-based options, no dividends and volatility of 35.9% - 52.08%. The cost of the service-based stock options is being amortized over a four year vesting period. In the case of the market price-based stock options, the Company used the Monte Carlo valuation model.  The Company recognizes compensation expense for the market price-based options over the estimated vesting period, which has been determined to be 2.75 – 4.82 years and 3.68 – 5.53 years for the $16.75 and $20.25 awards, respectively.

8.	Liquidity and capital resources

The Company’s current cash position at March 31, 2009 was $14,004.  At March 31, 2010, the Company had current liabilities of $36,767.  The Company’s short term liabilities exceeded our available cash position by $22,763.  As noted in the long-term debt footnote, the Company has a revolving credit facility of $45,000, which it can use in addition to cash flows generated from operations, to finance working capital requirements.

9.	Interest rate derivatives

In conjunction with the original variable-rate debt arrangement, which was terminated on November 4, 2009, the Company entered into a notional $80,000 interest rate swap agreement which was designed to provide a constant interest rate on the variable interest rate debt.  The swap agreement was settled when the new financing was put in place on November 4, 2009.

10.	License

A substantial portion of the Company’s business is dependent on its exclusive license of certain technology from Brandeis University. This license agreement, dated June 1996, imposes certain obligations upon the Company, such as diligently pursuing the development of commercial products under the licensed technology. The agreement for each country expires at the end of the term of each patent in such country and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that the Company has failed to meet its obligations under the license agreement, Brandeis could seek to limit or terminate the Company’s license rights. Royalties earned by Brandeis in the first quarter of 2010 were approximately $298.

11.	Income taxes

The Company’s effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which it operates and the amount of taxable income it earns. The effective tax rate for the first quarter was 33.4% which benefitted from resolution of prior years’ tax issues.  The Company’s effective tax rate for the balance of 2010 is estimated to be 39%.  The deferred tax liability represents primarily the difference between the tax and accounting basis of intangible assets acquired in the GFA merger.

12.	Commitment and contingencies

As of March 31, 2010, the Company had the following commitments and contractual obligations:

●
An amended lease agreement for the lease of a corporate office facility located in Paramus, NJ.  The lease was effective as of June 1, 2008 and has a seven year life with the option to extend the lease for two additional five-year terms.  The annual rental expense is approximately $550 for the first five years.

●
Three lease agreements for the lease of a corporate office facility located in Niwot, Colorado.  The leases were effective as of August 1, 2007 and have a five-year life with the option to extend each lease for two 36 month terms.  The annual rental expense is approximately $150 for the first five years.

●
Forward purchase commitments for a portion of the Company's projected requirement for peanuts and for palm, soy and canola oil.  These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price.  Based on the most recent prices, these commitments would total approximately $13.1 million as of March 31, 2010.  The commitments are expected to be liquidated by the third quarter of 2010.

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

            This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the March 31, 2010 Condensed Consolidated Financial Statements and the related Notes contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2009. Forward-looking statements in this section are qualified by the cautionary statement included under the heading, “Cautionary Note Regarding Forward Looking Information,” above.

Company Overview

We are a consumer food products company that competes primarily in the retail branded food products industry and focuses on providing value-added, functional food products to consumers. Functional food is defined as a food or a food ingredient that has been shown to affect specific functions or systems in the body and may play an important role in disease prevention. We market buttery spreads, popcorn, peanut butter, cooking oil, mayonnaise, milk, sour cream and other products primarily under the Smart Balance® trademark. In the natural food channel, we sell similar natural and organic products under the Earth Balance® trademark. Our trademarks are of material importance to our business and are protected by registration or other means in the United States and a number of international markets.  Our buttery spreads business, marketed under Smart Balance®, Earth Balance®, SmartBeat®, Bestlife™ and Nucoa®, is by far our most developed product group and accounted for approximately 75% of sales for the three months ended March 31, 2010.  Our products are sold throughout the U.S.  A majority of our products are sold through supermarket chains and food wholesalers.

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

In our core spreads category, for the year ended December 31, 2009 our dollar market share was up a full point to 14.6% according to Information Resources Incorporated data for the food channel.  Accordingly, we were first among competitors in dollar share growth in 2009 and second behind private label in unit share growth, a solid accomplishment for a premium priced product in this economy.  We are now the number two marketer of spreads in the U.S. on a dollar basis. In the first three months of 2010, our market share was 15.2%, unchanged from the same period in the prior year.  Our strategy has always been to maintain price and product positioning as a premium brand.  As a result, we lost some volume opportunities over the last nine months as consumers continued to be price sensitive and competitors sought to increase unit share through price promotion

For our dairy initiative in 2009, we expanded distribution of milks to the Northeast, beyond the initial Florida market.  We launched sour cream products later in the year to increase our positioning in the dairy aisle.  Our current dairy aisle initiative is the critical part of our growth plan.  Centered on the high purchase frequency of the milk category, we believe success in expanding in the diary aisle will be the driver toward our growth goals.

 In 2009, our gross margins improved substantially from 2008, and for the first quarter ended March 31, 2010, our gross margins improved from the same period ended 2009.  During 2009 and through the first quarter ended 2010, we benefited from lower and stable oil prices compared to the unprecedented levels witnessed during 2008.  Milk prices were also considerably lower in 2009 compared to 2008.  Both oil and milk are expected to trend up in 2010 and the Company uses various financial tools including hedging to ensure supply at stable prices. During 2009, we saw significant increases in trade and consumer promotion costs that negatively impacted both net sales and gross margin.  These spending increases were designed to offer pricing relief to our core consumers, as well as drive trial of our new products.

We restructured our long-term debt in November 2009 to give the Company greater flexibility in strategic areas such as acquisitions and capital structure with higher available credit and less restrictive financial covenants than our previous facility.  At the end of March 2010 our debt was $55.5 million.  On April 30, 2010, we repaid $6.5 million of debt bringing the balance to $49.0 million.  Our board authorized a two-year, $25 million stock repurchase program, which became effective starting in March 2010.  However, no amounts have been repurchased at March 31, 2010.

In 2009, we signed an exclusive license agreement to use the Bestlife™ brand across virtually all food and beverage categories.  The Best Life® program was developed by Bob Greene, Oprah’s trainer and nutritional advisor.  We believe that this relationship provides us with a significant opportunity to use a targeted marking approach to penetrate the value segment of the spreads category and other categories where the Smart Balance® does not participate.

In 2010, we are expanding milk and sour cream nationally and using advertising and other marketing to drive trial. To continue to grow our presence in the spreads category, we have developed our three-tier strategy, which allows us to compete in multiple segments in the spreads category, with our Earth Balance® brand in the super premium segment,  our Smart Balance®  brand in the healthy premium segment and our new Bestlife™ brand in the value segment.  We expect pricing pressure in the spreads category to continue for at least several quarters due to the economic conditions and competitive promotional activity that started mid-year in 2009.

Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

(In millions except share data)	Three Months Ended March 31,
	2010	2009

Net sales	$63.6	$62.6
Cost of goods sold	30.3	34.3
Gross profit	33.3	28.3
Operating expenses	27.5	25.1
Operating income	5.8	3.2
Other expenses, net	(1.3)	(1.3)
Income before income taxes	4.5	1.9
Provision for income taxes	1.5	0.8
Net income	$3.0	$1.1
Net income per common share - basic and diluted	$0.05	$0.02

Net Sales:

Our net sales for the three months ended March 31, 2010 increased 1.7% to $63.6 million from $62.6 million for the three months ended March 31, 2009.  The increase was primarily due to higher volumes, largely offset by increased trade and product introduction costs.  The increase in volume was due primarily to the national expansion of milk distribution, growth in the spreads category, and the impact of the introduction of sour cream, partially offset by a 16% decline in case shipments of all other products.  Our spreads volume increased by 4% due to the distribution of new spreads products, including the Smart Balance calcium added variety and the Bestlife™ line of spreads.

Cost of Goods Sold:

Cost of goods sold for the three months ended March 31, 2010 was $30.3 million, a 11.7% decrease from the same period in 2009.  The decrease was due to lower input costs, notably vegetable oils used in the Company’s products, partially offset by an increase in volume.

Gross Profit:

Our gross profit increased $5.0 million to $33.3 million for the three months ended March 31, 2010 from $28.3 million from the same period in 2009, due to the benefit of favorable input costs and an increase in volume, partially offset by higher trade promotion costs and product introduction costs.

Gross profit as a percentage of net sales was 52.4% for the three months ended March 31, 2010 compared to 45.1% during the same period in 2009.  This increase was due primarily to the benefit of lower input costs, partially offset by higher trade promotion costs and product introduction costs.

Operating Expenses:

Total operating expenses for the three months ended March 31, 2010 were $27.5 million compared to $25.1 million for the corresponding period in 2009, an increase of $2.4 million.  The operating expenses include selling, marketing and general and administrative expenses.  The increase reflected higher marketing investments behind product expansions and increased selling expense due to product mix (higher milk shipments).

Operating Income:

Our operating income was $5.8 million for the three months ended March 31, 2010 compared with operating income of $3.2 million for the corresponding period in 2009.  Operating income increased $2.6 million, as the $5.0 million increase in gross margin was partially offset by a $2.4 million increase in operating expenses, reflecting higher marketing investments to support growth and higher selling expenses due to the increased shipments of dairy products.

Other Income (Expense):

We incurred other expenses of $1.3 million for the three months ended March 31, 2010 and in the corresponding period in 2009.  The results for 2010 and 2009 included net interest expense of $1.0 and $1.1 million, respectively.  Included in the 2009 net interest expense was a $0.5 million gain on derivatives related to our interest rate swap.

Income Taxes:

The provision for income taxes for the three months ended March 31, 2010 was $1.5 million compared with $0.8 million for the corresponding period in 2009.  The effective tax rate for the three months ended March 21, 2010 was 33.4% benefitting from resolution of prior years’ tax issues.

Net Income:

Our net income for the first three months of 2010 was $3.0 million compared with $1.1 million for the corresponding period in 2009, an increase of $1.9 million, reflecting the higher operating income and lower tax rate.

Net Income Per Common Share:

Our basic and diluted net income per share in the first quarter of 2010 was $0.05 compared to $0.02 in the corresponding period in 2009, based on the basic and diluted weighted average shares outstanding of 62.6 million and 62.7 million, in the first quarter of 2010 and 2009 respectively.  The improvement in earnings per share was due to lower product unit costs and increased volume, partially offset by higher marketing, trade and product introduction costs.

Organization Realignment

The Company announced an organizational realignment together with the retirement of Robert Gluck, chief operating officer and vice chairman.  Effective immediately, all functional leadership of the Company will report to Steve Hughes, chief executive officer.  There are several other changes within the organization.

Ongoing cash saving from the realignment is estimated to be $2.7 million annually.  Associated with these changes, there will be a charge to earnings in the second quarter of $3.0 to $3.5 million.  Total general and administrative expenses are expected to range from $48 to $49 million for 2010, excluding any charges for the realignment, reflecting a half-year of savings.  These estimates may change depending on the final details of the organizational changes.

Part of the changes in expense will be to the 123r stock option expense, which is a non-cash charge.  That expense is estimated to be approximately $2.3 million in the second quarter and about $12 million for 2010.  The expense steps down to approximately $6.5 million in 2011 and 2.2 million in 2012.  These estimates may change depending on the final details of the organization realignment and don’t anticipate future organization changes.

Any savings from the organization realignment in 2010 is expected to be used to support business growth.

Going forward, general expenses after the savings will increase due to inflation and support for growth as needed, but will decrease as a percent to net sales as the business grows.

Cash Flows

Cash provided by operating activities was $8.1 million for the three months ended March 31, 2010 compared to $2.9 million in the corresponding period in 2009.  For the first three months of 2010, we had net income of $3.0 million, which included $3.8 million of non-cash stock-based compensation expenses and $1.3 million of depreciation expense, offset by increased working capital needs of $1.3 million.  For the first three months of 2009, we had net income of $1.1 million, which included $4.0 million of non-cash stock-based compensation expenses and $1.2 million of depreciation expense, offset by increased working capital needs of $2.0 million.

Cash used in investing activities totaled $0.5 million for the three months ended March 31, 2010, compared to $0.3 million during the three months ended March 31, 2009 which resulted mostly from purchase of software development costs.

Cash used in financing activities for the three months ended March 31, 2010 was $1.1 million, compared to nothing for the corresponding period in 2009, resulting from the repayment of debt.

Cash Operating Income

The Company uses the term “cash operating income” as an important measure of profitability and performance.   Cash operating income is a non-GAAP measure defined as operating income excluding stock based compensation, depreciation, and amortization of intangibles.  Our cash operating income was $10.9 million in the first quarter of 2010 compared to $8.4 million in the first quarter of 2009.  Our management uses cash operating income for planning purposes, and we believe this measure provides investors and securities analysts with important supplemental information regarding the Company’s profitability and operating performance.  However, non-GAAP financial measures such as cash operating income should be viewed in addition to, and not as an alternative for, the Company's results prepared in accordance with GAAP.  In addition, the non-GAAP measures the Company uses may differ from non-GAAP measures used by other companies.  We have included reconciliations of cash operating income to operating income as calculated in accordance with GAAP.

	Three Months Ended
(in millions)	March 31, 2010	March 31, 2009

Operating income	$5.8	$3.2
Add back:
Depreciation and amortization of intangibles	1.3	1.2
Stock option expense	3.8	4.0

Cash Operating Income	$10.9	$8.4

Liquidity and Capital Resources

Liquidity:

Our liquidity planning is largely dependent on our operating cash flows, which is highly sensitive to changes in demand and, to a lesser extent, pricing, for our major products. While changes in key operating costs, such as outsourced production, advertising, promotion and distribution, may adversely affect cash flows, we generate significant cash flows as demand for our products grows. Our principal liquidity requirements are to finance current operations, pay down existing indebtedness and fund future expansion.  Under our Credit Agreement the Company can also repurchase common stock subject to a determination of its excess cash flow as defined in that agreement. In December 2009, the Board approved the repurchase of up to $25 million of shares over a two year period.  Currently, our primary source of liquidity is cash generated by operations.

We believe that cash flows generated from operations, existing cash and cash equivalents, and borrowing capacity under the revolving credit facility should be sufficient to finance working capital requirements for our business for the next twelve months.  As of March 31, 2010, $43.4 million was available for borrowing under our Revolver and we had $14 million of cash.  Developing and bringing to market other new brands and business opportunities may require additional outside funding, which may require us to seek out additional financing arrangements.

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

Subject to certain conditions, the Borrower may voluntarily prepay the loans under the Credit Agreement in whole or in part, without premium or penalty (other than customary breakage costs).  Mandatory prepayments that are required under the Credit Agreement include:

●	100% of the net cash proceeds (as defined in the Credit Agreement) upon certain dispositions of property or upon certain damages or seizures of property, subject to limited exceptions;

●
50% of all net cash proceeds from issuance of additional equity securities of the Company, subject to limited exceptions, provided, however, if the Company’s Leverage Ratio is less than 2.0 as of the end of the most recently ended quarter, the prepayment is limited to 25% of such proceeds;

●	100% of the amount of net cash proceeds for certain issuances of additional indebtedness for borrowed money; and

●
Beginning on December 31, 2010 and each fiscal year thereafter, an annual prepayment equal to 25% of excess cash flow of the Company (as defined in the Credit Agreement) for such fiscal year, provided such prepayment is not required if the Company has a Leverage Ratio of 2.0 or less, measured as of the end of such fiscal year.

The Credit Agreement contains covenants that are customary for agreements of this type.  These covenants include, among others: a limitation on the incurrence of additional indebtedness; a limitation on mergers, acquisitions, investments and dividend payments; and maintenance of specified financial ratios.  Under the Credit Agreement, the Company must maintain (1) a Leverage Ratio that is not greater than 2.75 to 1.0 until December 30, 2011 and not greater than 2.50 to 1.0 thereafter and (2) a ratio of EBITDA to Debt Service (as defined in the Credit Agreement), in each case for the prior four fiscal quarters, of not less than 2.00 to 1.00.  The Company is also limited to spending not more than $6 million of capital expenditures per year with any unspent funds carried over to the next twelve months.  At March 31, 2010, the Company was in compliance with all of its covenants.

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

After the close of the transaction, total debt outstanding under the Credit Agreement totaled approximately $60.6 million comprised of $55 million of Term Loan debt and $5.6 million of borrowings under the Revolver.  During the fourth quarter of 2009, the Company paid approximately $4.0 million on its Revolver and during the first quarter of 2010 it paid $1.1 million of its scheduled requirements.  On April 30, 2010 the Company paid $6.5 million of which $1.6 million reduced the Revolver to zero and $4.9 million was applied against the Term Loan bringing the total debt outstanding to $49.0 million.

The Company is required to pay the following amounts in each of the next four years:

2010	$4,400
2011	5,500
2012	5,500
2013	40,143
Total	$55,543

The interest rate under the Credit Agreement at March 31, 2010 was 4.75% while the interest rate on the unused line was 0.5%.
            Contractual Obligations

              There has been no material change to our contractual obligations as disclosed in the fiscal year 2009 Form 10-K filed with the SEC on March 10, 2010.

            Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks due primarily to changes in interest rates on our variable interest rate debt.  Under our Credit Agreement, we are subject to changes in interest rates, but are not required to enter into an interest rate swap until the market LIBOR rate exceeds 1.5%.  The three-month LIBOR rate at March 31, 2010 was 0.31%.

 We purchase significant amounts of soy, palm and canola oil products to support the needs of our brands. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. We do not engage in any hedging activities because we enter into agreements that qualify as normal purchases and sales in the normal course of business.  Accordingly, the agreements do not qualify as derivatives under existing authoritative accounting guidance, namely, “Accounting for Derivative Instruments and Hedging Activities.”  Based on the most recent prices for soy, palm and canola oil products, as of March 31, 2010 we had commitments of $13.1 million.

We are exposed to market risk from changes in interest rates charged on our debt. The impact on earnings is subject to change as a result of movements in market rates. A hypothetical increase in interest rates of 100 basis points would result in potential reduction of future pre-tax earnings of approximately $1.5 million per year.  Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business and other factors.

Item 4.             Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting. During the fiscal quarter ended March 31, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          Risk Factors.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A of our annual report on Form 10-K for the year ended December 31, 2009.

Item 6.             Exhibits.

See the exhibit index located elsewhere in this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2010	SMART BALANCE, INC. (Registrant)

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