Form 10-Q
period 2010-06-30
SMART BALANCE, INC.
filed 2010-08-05
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2010	Commission File Number 001-33595

Smart Balance, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2949397
(State of or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

115 West Century Road, Suite 260, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (201) 568-9300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐ ..

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes   ☐ No   ☒ .

As of August 2, 2010 the Registrant had 61,443,156 shares of common stock, par value $.0001 per share, outstanding.

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

We believe that communicating our expectations to our stockholders is important. However, there are always events in the future that we are not able to accurately predict or over which we have no control, and consequently, actual results may differ from those anticipated in the forward-looking statements.  Important factors that could cause actual results to differ from our expectations include, but are not limited to, the factors discussed in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the “Risk Factors” section in our annual report on Form 10-K for the year ended December 31, 2009, as well as our ability to:

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

•
grow net sales in a competitive environment and with increasingly price sensitive consumers; continue to rely on the estimates or judgments related to our impairment analysis, which if changed could have a significant impact on recoverability of the Company’s goodwill and could have a material impact on its consolidated financial statements; and

•	improve future operations in connection with our realignment program.

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

Part I.  Financial Information

Item 1. Financial Statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,511	$7,538
Accounts receivable, net of allowance of: $275 (2010) and $345 (2009)	13,607	11,970
Accounts receivable - other	778	650
Income taxes receivable		1,131
Inventories	5,904	5,812
Prepaid taxes	1,658	405
Prepaid expenses and other assets	10,359	3,392
Deferred tax asset	1,656	462
Total current assets	37,473	31,360
Property and equipment, net	4,832	4,634
Other assets:
Goodwill	244,886	374,886
Intangible assets, net	149,156	151,089
Deferred costs, net	1,706	2,111
Other assets	2,228	985
Total other assets	397,976	529,071
Total assets	$440,281	$565,065
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$29,423	$22,626
Income taxes payable	325	-
Current portion of long term debt	1,700	5,500
Total current liabilities	31,448	28,126
Long term debt	51,300	51,143
Deferred tax liability	41,978	43,824
Other liabilities	1,058	965
Total liabilities	125,784	124,058

Commitment and contingencies
Stockholders' equity
Common stock, $.0001 par value, 250,000,000 shares authorized; 62,630,683 (2010 and 2009) issued and61,443,156 and 62,630,683 outstanding in 2010 and 2009, respectively	6	6
Additional paid in capital	529,008	523,467
Retained deficit	(209,522)	(82,466)
Treasury stock at cost (2010 – 1,187,527 shares)	(4,995)	
Total stockholders' equity	314,497	441,007
Total liabilities and stockholders' equity	$440,281	$565,065

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$55,634	$58,185	$119,268	$120,784
Cost of goods sold	28,771	29,912	59,057	64,257
Gross profit	26,863	28,273	60,211	56,527

Operating expenses:
Marketing	10,076	8,820	20,498	17,620
Selling	4,415	4,270	9,620	8,787
General and administrative	11,195	12,664	23,127	24,393
Goodwill impairment	130,000	-	130,000	-
Total operating expenses	155,686	25,754	183,245	50,800
Operating income (loss)	(128,823)	2,519	(123,034)	5,727

Other income (expense):
Interest income	-	1	-	2
Interest expense	(767)	(1,202)	(1,712)	(2,335)
Other expense, net	(216)	(310)	(585)	(453)
Total other income (expense)	(983)	(1,511)	(2,297)	(2,786)
Income (loss) before income taxes	(129,806)	1,008	(125,331)	2,941
Provision for income taxes	230	15	1,725	802
Net income (loss)	$(130,036)	$993	$(127,056)	$2,139

Income (loss) per share:
Basic	$(2.08)	$0.02	$(2.03)	$0.03
Diluted	$(2.08)	$0.02	$(2.03)	$0.03
Weighted average shares outstanding:
Basic	62,460,844	62,630,683	62,545,294	62,630,683
Diluted	62,460,844	62,820,162	62,545,294	62,764,122

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities
Net (loss) income	$(127,056)	$2,139
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangibles	2,620	2,430
Amortization of deferred financing costs	426	263
Deferred income taxes	(3,041)	(2,014)
Stock based compensation	5,541	8,037
Interest rate swaps	-	(1,057)
Goodwill impairment	130,000	-
Changes in assets and liabilities:
Accounts receivable	(1,638)	1,224
Inventories	(92)	3,311
Income taxes receivable	1,131	-
Prepaid expenses and other current assets	(9,547)	(10,082)
Accounts payable and accrued expenses	7,173	990
Net cash provided by operating activities	5,517	5,241
Cash flows from investing activities
Purchase of property and equipment	(784)	(473)
Patent defense costs	(101)	-
Net cash (used in) investing activities	(885)	(473)
Cash flows from financing activities
Proceeds from issuance of long term debt	4,000	-
Repayment of debt	(7,643)	(5,000)
Payments for loan costs	(21)	-
Purchase of treasury stock	(4,995)	-
Net cash (used in) financing activities	(8,659)	(5,000)
Net decrease in cash for the period	(4,027)	(232)
Cash - Beginning of period	7,538	5,492
Cash - End of period	$3,511	$5,260
Cash paid during the period for:
Income taxes	$4,590	$2,774
Interest	$1,914	$3,208

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

1.	General

Smart Balance, Inc. (the “Company”) was incorporated in Delaware on May 31, 2005 under the name Boulder Specialty Brands, Inc. in order to serve as a vehicle for the acquisition of a then unidentified operating business and/or brand in the consumer food and beverage industry.  On May 21, 2007, the Company completed a merger with GFA Brands, Inc. (“GFA”), which owned and marketed the Smart Balance ® line of products, among others.  GFA became a wholly-owned subsidiary of the Company.

The accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Smart Balance, Inc. included in the Company's 2009 annual report on Form 10-K. The reported results for the three month and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

2.	Summary of significant accounting policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  There were no cash equivalents as of December 31, 2009 or June 30, 2010.

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

Goodwill

Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that impairment may have occurred. The impairment analysis for goodwill includes a comparison of the Company’s carrying value (including goodwill) to the Company’s estimated fair value. If the fair value of the Company does not exceed its carrying value, then an additional analysis would be performed to allocate the fair value to all assets and liabilities of the Company as if the Company had been acquired in a business combination and the fair value was its purchase price. If the excess of the fair value of the Company over the fair value of its identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference.  We completed our impairment analysis at June 30, 2010 and concluded that our estimated fair value was less than the carrying value of the recorded goodwill, and, accordingly, the Company recorded an impairment loss of $130,000 (see footnote 5 for further details).

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

The Company has determined that its Smart Balance ® and Earth Balance ® trademarks have indefinite lives and these assets are not being amortized.  Certain other assets acquired, primarily patent technology, have been determined to have definite lives ranging from 10 to 20 years and their costs are being amortized over their expected lives.

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

The Company has performed its annual assessment of its indefinite lived intangible assets for impairment at June 30, 2010 and determined there was no impairment.

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

The Company offers its customers and consumers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and co-op advertising; such amounts are estimated and recorded as a reduction in revenue. For interim reporting, the Company estimates the total annual sales incentives for most programs and records a pro rata share in proportion to forecasted annual revenue.  As a result, the Company has recorded a prepaid asset at June 30, 2010 of $9,144 which will be charged to expense over the remaining two quarters.  The Company sells its products to customers without a right of return and is not obligated to accept any returns.

Earnings per Share of Common Stock

Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the number of weighted-average shares outstanding adjusted for any additional common shares that would have been outstanding if all of the potential dilutive common shares had been issued. Potential dilutive common shares outstanding would primarily include stock options.  For the three and six months ended June 30, 2010, 11,076,625 and 11,142,875 stock options, respectively, were excluded from the dilutive EPS calculation because the exercise price was greater than the average market price.  Additionally, for the three and six months ended June 30, 2010, 208,750 and 142,500 stock options, respectively, were excluded from the dilutive EPS calculation because the result would be anti-dilutive.

The following table summarizes stock options not included in the computation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Stock options excluded due to option price being greater than market value	11,076,625	11,690,000	11,142,875	11,690,000
Stock options excluded due to anti-dilution	208,750	508,348	142,500	515,754

Segments

Authoritative accounting guidance requires segment information to be prepared using the “management” approach. The management approach is based on the method that management organizes the segments within the Company for making operating decisions and assessing performance. The Company evaluates all products, makes operating decisions and performance assessments based on a total company approach and therefore considers itself as having only one segment.  The Company’s buttery spreads business, marketed under Smart Balance®, Earth Balance®, Bestlife™, Smart Beat® and Nucoa®, is by far the most developed product segment and accounted for approximately 69% and 72% of revenue during the three and six months ended June 30, 2010, respectively, and 75% of revenue for the three and six months ended June 30, 2009.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short term trade receivables, payables, note payables and accrued expenses. The carrying value of cash and cash equivalents, short term receivables and payables and accrued expenses approximate fair value because of their short maturities. The Company’s debt is determined by comparable quoted market prices and, therefore, approximates fair value.  The Company measures fair value based on authoritative accounting guidance for “Fair Value Measurements”, which requires a three-tier fair value hierarchy that prioritizes inputs to measure fair value.  These tiers include:  Level 1, defined as inputs, such as unadjusted quoted prices in an active market for identical assets or liabilities; Level 2, defined as inputs other than quoted market prices in active markets that are either directly or indirectly observable; or Level 3, defined as unobservable inputs for use when little or no market value exists therefore requiring an entity to develop its own assumptions.  When available, the Company uses quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, the Company measures fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters.

At June 30, 2010 and December 31, 2009, information about inputs into the fair value measurements of the Company’s assets and liabilities that are made on a recurring basis was as follows:

	As of June 30, 2010
	Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Goodwill	$244,886	$-	$-	$244,886
Deferred compensation	900	-	900	-
Derivative assets	383	-	383	-
Total assets	$246,169	$-	$1,283	$244.886

Liabilities:
Deferred compensation	$1,058	$-	$1,058	$-

	As of December 31, 2009
	Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Goodwill	$174,886	$-	$-	$374,886
Deferred compensation	857	-	857	-
Derivative assets	155	-	155	-
Total assets	$375,898	$-	$1,012	$374,886

Liabilities:
Deferred compensation	$966	$-	$966	$-

Research and Development

Research and development expenses are charged to operations when incurred and amounted to $249 and $184, respectively, for the three months ended June 30, 2010 and 2009 and $435 and $272 for the six months ended June 30, 2010 and 2009, respectively.

Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2010, no valuation allowances were recorded.

Advertising

Advertising costs are charged to operations (classified as marketing expenses) and amounted to $6,154 and $5,454 for the three months ended June 30, 2010 and 2009, respectively, and $13,261 and $10,611 for the six months ended June 30, 2010 and 2009, respectively.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short term investments and trade receivables. The Company maintains the majority of its cash and cash equivalents in the form of demand deposits with financial institutions that management believes are creditworthy. At June 30, 2010, the cash balances in these institutions exceeded federally insured amounts. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base. The Company does have one customer that accounted for approximately 16% and 18% of sales during the three and six months ended June 30, 2010, respectively. The aggregate accounts receivable from this customer amounted to approximately 16% of the accounts receivable balance outstanding at June 30, 2010. The Company also has one product, “spreads,” which, accounted for approximately 69% and 72% of total revenue for the three and six months ended June 30, 2010, respectively.  Approximately 83% and 82% of the Company’s revenues during the three and six months ended June 30, 2010, respectively, came from products utilizing a license from Brandeis University.

Recently Issued Accounting Pronouncements

There have been no significant developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements from those disclosed in our 2009 Annual Report on Form 10-K.

3.	Property and equipment

Property and equipment consist of the following:

	June 30, 2010	December 31, 2009
Software development costs	$4,300	$3,857
Equipment	1,067	771
Furniture and fixtures	1,021	976
Leasehold improvements	342	342
	6,730	5,946
Less: accumulated depreciation	(1,898)	(1,312)
Property and equipment, net	$4,832	$4,634

Depreciation expense was $302 for the three months ended June 30, 2010 compared to $203 for the three months ended June 30, 2009 and $586 for the six months ended June 30, 2010 compared to $398 for the six months ended June 30, 2009.

4.	Intangible assets

The following is a summary of intangible assets and goodwill as of June 30, 2010:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Accumulated Adjustments	Net Balance, June 30, 2010
Patent technology	$40,000	$12,446	$-	$33	$27,567
Supply relationship	1,000	213	-	-	787
Trademarks	121,152	-	-	(350)	120,802
Goodwill	374,886	-	(130,000)	-	244,886
	$537,038	$12,679	$(130,000)	$(317)	$394,042

            Adjustments to trademarks relate to a legal settlement received of $367 and serve to reduce related costs previously capitalized. Additional spending of $16 during the period accounted for the difference.  Adjustments to patent technology primarily relate to the capitalization of legal defense costs associated with the Company’s licensed patents from Brandeis University.  Amortization expense was $2,033 for the six months ended June 30, 2010 and 2009.  At June 30, 2010, the Company recognized an impairment loss of $130,000 (see footnote 5 for further details).

5.	Goodwill Impairment

As required under ASC Topic 350 “Goodwill and Other Intangible Assets”, the Company routinely reviews the carrying value of its net assets, including goodwill, to determine if any impairment has occurred.   A review was conducted at year-end 2009, at which time, based on existing conditions and management’s outlook, the Company determined there was no impairment.

Revenue and earnings expectations for full year 2010 and the longer-term outlook did not appreciably change in the first quarter of 2010 from those at year-end 2009. However, during the second quarter of 2010, it became apparent that some of the underlying growth rates and market assumptions used in the December 2009 outlook were not materializing as projected and that an indication of impairment was likely. The main contributors to this change in outlook were the persistent softness in U.S. consumer confidence, which the Company believes has heightened consumer price sensitivity for the premium priced branded products in its markets.  In addition, in response to the impact of this ongoing macroeconomic softness, the competitive environment for the Company’s premium products continued to intensify during the quarter, requiring the Company to reevaluate and increase its planned levels of marketing and promotional support to remain competitive.  This change in go-to-market strategy has had a dampening effect on the Company’s overall financial expectations for the second quarter as well as its forward-looking financial projections for the balance of the year.   As a result, the Company issued a press release on June 14, 2010, revising downward its financial outlook for 2010, which resulted in a significant reduction in the Company’s share price and related market capitalization.

Given this decline, in connection with the preparation of these financial statements, the Company performed an impairment test of goodwill following a two step process as defined in ASC Topic 350. The first step in this process compares the fair value of the Company’s net assets, including goodwill, to their carrying value. If the carrying value exceeds the fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value is allocated to all assets and liabilities to determine the implied goodwill value. This allocation is similar to a purchase price allocation done under purchase accounting.

The Company determined the fair value of its net assets using a discounted cash flow (income) approach. The Company used growth assumptions it considered reasonable in light of current conditions and its change in strategies and goals. The Company also used numerous other assumptions including weighted average costs of capital to discount cash flows. Accordingly, the carrying value of the Company’s net assets exceeded the estimated fair value of the Company’s net assets, indicating the second step of the impairment test was necessary.

To perform the second step of the impairment test, the Company estimated the fair value of all its individual assets and liabilities, including identifiable intangible assets.  The carrying value of current assets and liabilities, such as receivables, inventories and payables, were considered to be their fair value given their short-term nature.  The carrying value of the Company’s fixed assets were considered at their fair value since they were acquired in the last few years and are being depreciated or amortized in line with their useful life.  The Company determined the fair value of its identifiable intangible assets (namely trade names and patents) using generally accepted valuation methodologies.  The goodwill value implied form this analysis resulted in a goodwill impairment loss of $130 million at June 30, 2010.

Any significant adverse change in the assumptions the Company used in determining fair value could have a further significant impact on the recoverability of the Company’s goodwill and could have a material impact on its consolidated financial statements.  The Company’s growth plans include new products which are highly dependent on consumer acceptance, retail placement and the Company’s effectiveness in marketing strategies.

In conjunction with performing an impairment test of goodwill, the Company also performed an impairment test of its indefinite-lived intangible assets, namely trade-names.  The Company used an income approach (relief-from-royalty method) to measure the fair value of these intangibles. The result of this assessment indicated that the fair value of these other intangible assets was not below their carrying values and therefore no impairment was recorded.  For other long-lived intangible assets, namely patents, the Company complied with the general valuation requirements set forth under ASC Topic 360 “Accounting for the Impairment of Long-Lived Assets.”  The result of this assessment indicated that no impairment existed.

6.	Realignment and Other Actions

In connection with the realignment of the Company to improve future operations, severance charges associated with workforce reductions and other facility closure and exit costs have been recorded during the second quarter of 2010.  For the three and six months ended June 30, 2010, the consolidated statement of operations includes realignment charges of $3,191 which are comprised of $2,736 of severance benefits, $401 for abandoned leased office space costs and $54 in other costs.  These costs are included within operating expenses and classified as general and administrative charges on the consolidated income statement.

The consolidated balance sheet as of June 30, 2010 includes accruals relating to the realignment program of $3,095.  The following table sets forth the activity affecting the accrual during the six months ended June 30, 2010:

	Severance	Other Closure and Exit Costs
Balance as of December 31, 2009	$-	$-
Charges incurred	2,790	401
Cash payments	(96)	-
Balance as of June 30, 2010	$2,694	$401

The liabilities for accrued severance as of June 30, 2010 are reflected in accrued expenses.  The liabilities for other closure and exit costs as of June 30, 2010 are included in accrued expenses and primarily relate to contractually required lease obligations and other contractually committed costs associated with abandoned office space.  The Company expects to pay the remaining realignment obligations within 3.5 years, with the majority of the obligations being paid within 2 years.

7.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2010	December 31, 2009
Accounts payable	$12,016	$8,374
Accrued expenses	17,407	14,252
Total	$29,423	$22,626

8.	Long term debt

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

Loans outstanding under the Credit Agreement bear interest, at the Borrower’s option, at either a base rate (defined in the Credit Agreement as the greatest of (i) 2.5%, (ii) the Agent’s prime rate, (iii) the federal funds rate plus 0.50% and (iv) a reserve adjusted one-month LIBOR rate plus 1.0%) or a Eurodollar rate (of no less than 1.5%), in each case plus an applicable margin.  The applicable margin is determined under the Credit Agreement based on the ratio of the Company’s total funded debt to EBITDA for the prior four fiscal quarters (the “Leverage Ratio”), and may range from 2.25% to 3.25%, in the case of base rate loans, and 3.25% to 4.25%, in the case of Eurodollar rate loans.  The Borrower must also pay a commitment fee on the unused portion of the Revolver (determined under the Credit Agreement  based on the ratio of the Company’s Leverage Ratio) which may range from 0.50% to 0.75%.

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

The Credit Agreement contains covenants that are customary for agreements of this type.  These covenants include, among others: a limitation on the incurrence of additional indebtedness; a limitation on mergers, acquisitions, investments and dividend payments; and maintenance of specified financial ratios.  Under the Credit Agreement, the Company must maintain (1) a Leverage Ratio that is not greater than 2.75 to 1.0 until December 30, 2011 and not greater than 2.50 to 1.0 thereafter and (2) a ratio of EBITDA to Debt Service (as defined in the Credit Agreement), in each case for the prior four fiscal quarters, of not less than 2.00 to 1.00.  The Company is also limited to spending not more than $6 million of capital expenditures per year with any unspent funds carried over to the next twelve months.  At June 30, 2010, the Company was in compliance with all of its covenants.

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

After the close of the transaction, total debt outstanding under the Credit Agreement totaled approximately $60.6 million comprised of $55 million of Term Loan debt and $5.6 million of borrowings under the Revolver.  During the fourth quarter of 2009, the Company paid approximately $4.0 million on its Revolver and during the first quarter of 2010 it paid $1.1 million of its scheduled requirements.  On April 30, 2010 the Company paid $6.5 million of which $1.6 million reduced the Revolver to zero and $4.9 million was applied against the Term Loan bringing the total debt outstanding to $49.0 million.  In June 2010, the Company borrowed $4 million under its Revolver.

The Company is required to pay the following amounts in each of the next four years:

2010	$-
2011	5,000
2012	5,500
2013	42,500
Total	$53,000

As of June 30, 2010, $1,700 is due in the next twelve months.  The interest rate under the Credit Agreement at June 30, 2010 was 4.75% while the interest rate on the unused line was 0.5%.

9.	Stock-based compensation

The Company and its stockholders have authorized the issuance of up to 12,150,000 stock options under its Stock and Awards Plan.  Through June 30, 2010, 2,797,125 have been forfeited, which enabled the Company to grant a total of 12,707,500 stock options under the Stock and Awards Plan.

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

The Company utilizes two types of stock options, traditional service-based with a four year graded vesting (25% vest each year) and market condition-based stock options which vest when the underlying stock price reaches either $16.75 and $20.25, respectively, and remains there for 20 out of 30 consecutive trading days. Stock options are granted to recipients at exercise prices not less than the fair market value of the Company’s stock at the dates of grant and can consist solely of the service-based options or market conditions-based options or can consist of a combination of both types of options.  Stock options granted to employees have a term of 10 years.  The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period, or as determined by the Monte Carlo valuation model.

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Shares at December 31, 2008	12,045,000	$9.47	7.03
Options granted	500,000	6.46	9.56
Options exercised	-	-	-
Options canceled/forfeited	(289,000)	9.69	7.92
Shares at December 31, 2009	12,256,000	$9.34	7.78
Options granted	1,347,500	7.09	9.82
Options exercised	-	-	-
Options canceled/forfeited	(2,318,125)	9.52	7.32
Shares at June 30, 2010	11,285,375	$9.04	7.62
Shares exercisable at June 30, 2010	3,414,375	$9.45	7.15

The weighted-average grant-date fair values of options granted during 2010 and 2009 were $3.75 and $3.20, respectively.

The following summarizes non-vested share activity as of June 30, 2010:

	Shares	Grant-Date Fair Value
Nonvested at beginning of year	9,433,625	$4.75
Granted	1,347,500	3.75
Vested	(1,035,125)	4.53
Forfeited	(1,875,000)	4.90
Non-vested at end of quarter	7,871,000	$4.57

As of June 30, 2010, the total compensation cost related to non-vested awards not yet recognized was $16.0 million with a weighted average remaining period of 1.58 years over which it is expected to be expensed.

The Company accounts for its stock-based compensation awards in accordance with authoritative accounting guidance for share-based payment, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

Pre-tax stock-based compensation expense included in reported net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service period-based	$628	$1,888	$2,548	$3,759
Market price-based $16.75	362	1,228	1,327	2,456
Market price-based $20.25	773	911	1,666	1,822
Total	$1,763	$4,027	$5,541	$8,037

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

10.	Stock Repurchase Activities

In December 2009, the Company’s Board of Directors (the “Board”) approved a stock repurchase program which authorized the Company to repurchase up to $25,000 of its common stock over a two-year period.  During June 2010, the Company repurchased approximately 1.2 million shares of its common stock at an average price of $4.21 per share for an aggregate purchase price of $4,995.  As of June 30, 2010, the stock repurchase program had remaining aggregate authorized funds of $20,005.  The stock purchase plan will expire on December 31, 2011 unless extended by the Board.

11.	Interest rate derivatives

In conjunction with the original variable-rate debt arrangement, which was terminated on November 4, 2009, the Company entered into a notional $80,000 interest rate swap agreement which was designed to provide a constant interest rate on the variable interest rate debt.  The swap agreement was settled when the new financing was put in place on November 4, 2009.

12.	License

A substantial portion of the Company’s business is dependent on its exclusive worldwide license of certain technology from Brandeis University. This license agreement, dated June 1996, imposes certain obligations upon the Company, such as diligently pursuing the development of commercial products under the licensed technology. The agreement for each country expires at the end of the term of each patent in such country and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that the Company has failed to meet its obligations under the license agreement, Brandeis could seek to limit or terminate the Company’s license rights. Royalties earned by Brandeis in the first half of 2010 were approximately $491.

13.	Income taxes

The Company’s effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which it operates and the amount of taxable income it earns. The effective tax rate for the second quarter was zero as a result of recording a goodwill impairment charge of $130,000, with no related tax benefit ascribed to the charge.  Excluding this impairment charge, the effective tax rate for the second quarter was 36.7%, which benefitted from resolution of prior years’ tax issues.  The Company’s effective tax rate for the balance of 2010 is estimated to be 39%.  The deferred tax liability represents primarily the difference between the tax and accounting basis of intangible assets acquired in the GFA merger.

14.	Commitments and contingencies

As of June 30, 2010, the Company had the following commitments and contractual obligations:

●
An amended lease agreement for the lease of a corporate office facility located in Paramus, NJ.  The lease was effective as of June 1, 2008 and has a seven year life with the option to extend the lease for two additional five-year terms.  The annual rental expense is approximately $500 for the first five years.

●
Three lease agreements for the lease of a corporate office facility located in Niwot, Colorado.  The leases were effective as of August 1, 2007 and have a five-year life with the option to extend each lease for two 36 month terms.  The annual rental expense is approximately $150 for the first five years.

●
Forward purchase commitments for a portion of the Company's projected requirement for peanuts and for palm, soy and canola oil.  These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price.  Based on the most recent prices, these commitments would total approximately $36.8 million as of June 30, 2010.  The commitments are expected to be liquidated by the third quarter of 2011.

15.	Legal Proceedings

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the June 30, 2010 Condensed Consolidated Financial Statements and the related Notes contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2009. Forward-looking statements in this section are qualified by the cautionary statements included under the heading “Cautionary Note Regarding Forward Looking Information,” above.

Company Overview

We are a consumer food products company that competes primarily in the retail branded food products industry and focuses on providing value-added, functional food products to consumers. Functional food is defined as a food or a food ingredient that has been shown to affect specific functions or systems in the body and may play an important role in disease prevention. We market buttery spreads, popcorn, peanut butter, cooking oil, mayonnaise, milk, sour cream and other products primarily under the Smart Balance ® trademark. In the natural food channel, we sell similar natural and organic products under the Earth Balance ®  trademark. Our trademarks are of material importance to our business and are protected by registration or other means in the United States and a number of international markets.  Our buttery spreads business, marketed under Smart Balance ® , Earth Balance ® , SmartBeat ®, Bestlife™ and Nucoa ® , is by far our most developed product group and accounted for approximately 72% of sales for the six months ended June 30, 2010.  Our products are sold throughout the U.S.  A majority of our products are sold through supermarket chains and food wholesalers.

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

Our goal is to become a recognized leader in providing nutritious and good tasting products for a wide variety of consumer needs.  We believe the Smart Balance ®  brand has the potential to become a broad functional foods platform across multiple food categories.  Our primary growth strategy is two-fold: (1) to drive consumer and trade awareness of our brands and (2) to increase purchase frequency by expanding product offerings and distribution in our core category of spreads and into other dairy categories.  In order to drive consumer and trade awareness of our brands and add more households that prefer our products, we will continue to use marketing and promotional programs to drive trial and encourage brand loyalty. We spent over $50 million in 2009 for consumer marketing and promotion.  In order to increase purchase frequency and expand our product offerings and distribution, during 2008 we launched a successful distribution initiative to increase shelf presence in retailers.  The effort substantially increased the average number of our products that retailers have on the shelf, especially in the spreads category.

2009 was an important year in creating a foundation necessary to support growth over the next several years.  We increased our market share and profitability in the core spreads category, established our dairy initiative, lead by our enhanced milk products, and refinanced our credit facility with a strategically flexible capital structure.  In 2010, we launched our 3-tier spreads initiative, with products in all segments of the category.  We also began expansion of milk distribution in 2010.

In our core spreads category, for the year ended December 31, 2009 our dollar market share was up a full point to 14.6% according to Information Resources Incorporated data for the food channel.  Accordingly, we were first among competitors in dollar share growth in 2009 and second behind private label in unit share growth, an accomplishment for a premium priced product in this economy.  We are now the number two marketer of spreads in the U.S. on a dollar basis. In the first six months of 2010, our market share was 15.7%, up 0.2 points, from the same period in the prior year.  Our strategy has always been to maintain price and product positioning as a premium brand.  As a result, we lost some volume opportunities over the last twelve months as consumers continued to be price sensitive and competitors sought to increase unit share through price promotion

For our dairy initiative in 2009, we expanded distribution of milks to the Northeast, beyond the initial Florida market.  We launched sour cream products later in the year to increase our positioning in the dairy aisle.  Our current dairy aisle initiative is the critical part of our growth plan.  Centered on the high purchase frequency of the milk category, we believe success in expanding in the dairy aisle will be the driver toward our growth goals.  In 2010, we have started expansion of the distribution of milk across the U.S.

We restructured our long-term debt in November 2009 to give the Company greater flexibility in strategic areas such as acquisitions and capital structure with higher available credit and less restrictive financial covenants than our previous facility.  At the end of June 2010 our debt was $53.0 million.  Our board authorized a two-year, $25 million stock repurchase program, which became effective starting in March 2010.  As of June 30, 2010, approximately $5 million was used to repurchase the Company’s shares.

In 2009, we signed an exclusive license agreement to use the Bestlife™ brand across virtually all food and beverage categories.  The Best Life® program was developed by Bob Greene, Oprah’s trainer and nutritional advisor.  We believe that this relationship provides us with a significant opportunity to use a targeted marking approach to penetrate the value segment of the spreads category and other categories where the Smart Balance® brand does not participate.  We began distribution of Bestlife™ brands in March 2010.  In the third quarter of 2010, we announced the launch of Earth Balance ® organic soymilk into Whole Foods markets nationwide.  Earth Balance will become the only brand supported nationally by Whole Foods.  We will begin to expand Earth Balance ® organic soymilk to other natural food customers in 2011.

In 2010, we expanded milk and sour cream nationally and are using advertising and other marketing to drive trial.  However, our ability to build trial for milk has been slowed by the current economic environment. To continue to grow our presence in the spreads category, we have developed our three-tier strategy, which we believe allows us to compete in multiple segments in the spreads category, with our Earth Balance ®  brand in the super premium segment,  our Smart Balance ®   brand in the healthy premium segment and our new Bestlife™ brand in the value segment.  We expect pricing pressure in the spreads category to continue for at least several quarters due to the economic conditions and competitive promotional activity that started mid-year in 2009.  Nevertheless, consumer purchases at retail are up for the four weeks ending July 2010, over the same period in 2009.

Our results in the past quarter were adversely affected by the continuing weakness in the US economy which is particularly affecting the premium priced branded products the Company markets. This along with an unusually strong competitive environment has had a dampening effect on our overall financial performance, requiring us to revise our forward-looking business projections downward during the second quarter of 2010 which, in turn, significantly reduced our market capitalization. As required under ASC Topic 350, we performed an impairment test of goodwill and determined the fair value of recorded goodwill was in excess of implied goodwill and, accordingly, recorded a goodwill impairment loss of $130.0 million at June 30, 2010.

Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions except share data)	2010	2009	2010	2009

Net sales	$55.6	$58.2	$119.3	$120.8
Cost of goods sold	28.7	29.9	59.1	64.3
Gross profit	26.9	28.3	60.2	56.5
Operating expenses	155.7	25.8	183.2	50.8
Operating income (loss)	(128.8)	2.5	(123.0)	5.7
Other expenses, net	(1.0)	(1.5)	(2.3)	(2.8)
Income (loss) before income taxes	(129.8)	1.0	(125.3)	2.9
Provision for income taxes	0.2	-	(1.7)	0.8
Net income (loss)	$(130.0)	$1.0	$(127.0)	$2.1
Net income (loss) per common share - basic and diluted	$(2.08)	$.02	$(2.03)	$0.03

Results of Operations for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Net Sales:

Our net sales for the three months ended June 30, 2010 declined 4.4% to $55.6 million from $58.2 million for the three months ended June 30, 2009.  The decrease was primarily due to lower volumes for spreads and other grocery products, partially offset by distribution gains in milk and sour cream.  Case shipments of our grocery products including cooking oil, peanut butter, microwave popcorn and mayonnaise were down 11% versus the second quarter of 2009, as the environment surrounding these product categories continues to be price promotion driven.  Despite the decrease in volumes for spreads overall, Earth Balance® spreads were up 27% in dollars for the 2010 quarter compared to the second quarter of 2009, reflecting strong out of store performance in the natural foods channel.

Cost of Goods Sold:

Cost of goods sold for the three months ended June 30, 2010 was $28.7 million, a 4.0% decrease from the same period in 2009.  The decrease was due to lower volumes in spreads and grocery products, partially offset by higher volumes due to distribution increases in milk and sour cream.

Gross Profit:

Our gross profit decreased $1.4 million to $26.9 million for the three months ended June 30, 2010 from $28.3 million from the same period in 2009, due to primarily to lower net sales.

Gross profit as a percentage of net sales was 48.3% for the three months ended June 30, 2010 compared to 48.5% during the same period in 2009.

Operating Expenses:

Total operating expenses for the three months ended June 30, 2010 were $155.7 million compared to $25.8 million for the corresponding period in 2009.  Included in the 2010 amount are a goodwill impairment charge of $130 million, a realignment charge of $3.2 million and a one-time benefit in the change in stock-based compensation expense of $1.3 million.  Excluding these items, total operating expenses for the three months ended June 30, 2010 were $23.8 million, a decrease of $2.0 million.  The decrease primarily resulted from lower stock-based compensation and other employee related costs, partially offset by higher marketing costs.

In connection with the preparation of the financial statements for the second quarter of 2010, we reassessed some of the underlying growth rates and market assumptions we used in December 2009 to prepare our 2010 outlook. Prior to this reassessment, we had determined that, at December 31, 2009, and March 31, 2010, there was no impairment of goodwill. However, during the second quarter of 2010, due to the persistently weak U.S. economic environment which heightened consumer sensitivity for premium priced branded products we market and the competitive environment for our premium products which continued to intensify during the quarter requiring us to increase our planned levels of marketing and promotional support to remain competitive, we reviewed our outlook we issued in December 2009 and made a determination that was no longer achievable. Accordingly, we issued a press release on June 14, 2010, revising downward our financial outlook for 2010, which resulted in a significant reduction in our share price and related market capitalization.  As required under ASC Topic 350, we performed an impairment test of goodwill and determined the fair value of recorded goodwill was in excess of implied goodwill and, accordingly, recorded a goodwill impairment loss of $130.0 million at June 30, 2010. There was no tax benefit associated with this loss.

Operating Income (Loss):

Our operating loss was $128.8 million for the three months ended June 30, 2010 compared with operating income of $2.5 million for the corresponding period in 2009. Included in the 2010 operating loss are a goodwill impairment charge of $130 million, a realignment charge of $3.2 million and a one-time benefit in the change in stock-based compensation expense of $1.3 million.  Excluding these items, total operating income for the three months ended June 30, 2010 was $3.1 million, an increase of $0.6 million.  This increase was due primarily to lower operating expenses partially offset by lower gross profits.

Other Income (Expense):

We incurred other expenses of $1.0 million for the three months ended June 30, 2010 and $1.5 million in the corresponding period in 2009.  The results for 2010 and 2009 included net interest expense of $0.8 and $1.2 million, respectively.  Included in the 2009 net interest expense was a $0.3 million loss on derivatives related to our interest rate swap.

Income Taxes:

The provision for income taxes for the three months ended June 30, 2010 was $0.2 million compared with zero for the corresponding period in 2009.  The effective tax rate for the three months ended June 30, 2010 was zero as a result of recording a pre-tax goodwill impairment charge, which had no tax benefit.  Excluding the impairment charge, the effective tax rate for the three months ended June 30, 2010 was 36.7% benefitting from resolution of prior years’ tax issues.

Net Income (Loss):

Our net loss for the three months ended June 30, 2010 was $130.0 million compared with net income of $1.0 million for the corresponding period in 2009.  Included in the 2010 net loss are a goodwill impairment charge of $130 million (with no tax benefit), a realignment charge of $2.0 million (after taxes) and a one-time benefit in the change in stock-based compensation expense of $0.8 million (after taxes).  Excluding these items, net income for the three months ended June 30, 2010 was $1.2 million, an increase of $0.2 million.  This increase was due primarily to the improvement in operating income (before giving effect to the goodwill impairment charge, the realignment charge and the charge in stock-based compensation expense).

Net Income (Loss) Per Common Share:

Our basic and diluted net loss per share for the three months ended June 30, 2010 was $2.08 compared to net income per share of $0.02 in the corresponding period in 2009, based on the basic and diluted weighted average shares outstanding of 62.5 million in 2010 and 62.6 million in 2009, respectively.  Included in the 2010 net loss are a goodwill impairment charge of $2.08, a realignment charge of $0.03 and a one-time benefit in the change in stock-based compensation expense of $0.01.  Excluding these items, net income per common share for the three months ended June 30, 2010 was $0.02.

Results of Operations for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Our net sales for the six months ended June 30, 2010 declined 1.3% to $119.3 million from $120.8 million for the six months ended June 30, 2009.  The decrease was primarily due to lower volumes in spreads and grocery products partially offset by increased distribution of milk and sour cream.

Cost of Goods Sold:

Cost of goods sold for the six months ended June 30, 2010 was $59.1 million, an 8.2% decrease from the same period in 2009.  The decrease was due to lower product input costs, partially offset by increased trade promotion costs.

Gross Profit:

Our gross profit increased $3.7 million to $60.2 million for the six months ended June 30, 2010 from $56.5 million from the same period in 2009, due to lower product input costs partially offset by increased trade promotion costs.

Gross profit as a percentage of net sales was 50.5% for the six months ended June 30, 2010 compared to 46.8% during the same period in 2009.  This increase was due primarily to lower product input costs partially offset by increased trade promotion costs.

Operating Expenses:

Total operating expenses for the six months ended June 30, 2010 were $183.2 million compared to $50.8 million for the corresponding period in 2009.  Included in the 2010 amount are a goodwill impairment charge of $130 million, a realignment charge of $3.2 million and a one-time benefit in the change in stock-based compensation expense of $1.3 million.  Excluding these items, total operating expenses for the six months ended June 30, 2010 were $51.3 million, an increase of $0.5 million.  The increase primarily resulted from higher marketing costs, partially offset by lower general and administrative costs.

In connection with the preparation of the financial statements for the second quarter of 2010, we reassessed some of the underlying growth rates and market assumptions we used in December 2009 to prepare our 2010 outlook. Prior to this reassessment, we had determined that, at December 31, 2009, and March 31, 2010, there was no impairment of goodwill. However, during the second quarter of 2010, due to the persistently weak U.S. economic environment which heightened consumer sensitivity for premium priced branded products we market and the competitive environment for our premium products which continued to intensify during the quarter requiring us to increase our planned levels of marketing and promotional support to remain competitive, we reviewed our outlook we issued in December 2009 and made a determination that was no longer achievable. Accordingly, we issued a press release on June 14, 2010, revising downward our financial outlook for 2010, which resulted in a significant reduction in our share price and related market capitalization.  As required under ASC Topic 350, we performed an impairment test of goodwill and determined the fair value of recorded goodwill was in excess of implied goodwill and, accordingly, recorded a goodwill impairment loss of $130.0 million at June 30, 2010. There was no tax benefit associated with this loss.

Operating Income (Loss):

Our operating loss was $123.0 million for the six months ended June 30, 2010 compared with operating income of $5.7 million for the corresponding period in 2009. Included in the 2010 operating loss are a goodwill impairment charge of $130 million, a realignment charge of $3.2 million and a one-time benefit in the change in stock-based compensation expense of $1.3 million.  Excluding these items, total operating income for the six months ended June 30, 2010 was $8.9 million, an increase of $3.2 million.  This increase was due primarily to higher gross profits.

Other Income (Expense):

We incurred other expenses of $2.3 million for the six months ended June 30, 2010 and $2.8 million in the corresponding period in 2009.  The results for 2010 and 2009 included net interest expense of $1.7 million and $2.3 million, respectively.  Included in the 2009 net interest expense was a $0.4 million loss on derivatives related to our interest rate swap.

Income Taxes:

The provision for income taxes for the six months ended June 30, 2010 was $1.7 million compared with $0.8 million for the corresponding period in 2009.  The effective tax rate for the six months ended June 30, 2010 was 1.4% as a result of recording a pre-tax goodwill impairment charge, which had no tax benefit.  Excluding the impairment charge, the effective tax rate for the six months ended June 30, 2010 was 33.5% benefitting from resolution of prior years’ tax issues.

Net Income (Loss):

Our net loss for the six months ended June 30, 2010 was $127.0 million compared with net income of $2.1 million for the corresponding period in 2009.  Included in the 2010 net loss are a goodwill impairment charge of $130 million (with no tax benefit), a realignment charge of $2.1 million (after taxes) and a one-time benefit in the change in stock-based compensation expense of $0.8 million (after taxes).  Excluding these items, net income for the six months ended June 30, 2010 was $4.3, an increase of $2.2 million.  This increase was due primarily to higher gross profits.

Net Income (Loss) Per Common Share:

Our basic and diluted net loss per share for the six months ended June 30, 2010 was $2.03 compared to net income per share of $0.03 in the corresponding period in 2009, based on the basic and diluted weighted average shares outstanding of 62.5 million in 2010 and 62.6 million and 62.8 million in 2009, respectively.  Included in the 2010 net loss are a goodwill impairment charge of $2.08, a realignment charge of $0.03 and a one-time benefit in the change in stock-based compensation expense of $0.01.  Excluding these items, net income per common share for the three months ended June 30, 2010 was $0.07.

Organization Realignment

The Company previously announced an organizational realignment together with the retirement of Robert Gluck, Vice Chairman and Chief Operating Officer.  Associated with this realignment, we recorded a charge to earnings within operating expenses in the second quarter of $3.2 million, or $2.0 million after-tax.  The impact on a per share basis was $0.03.  As a result of the realignment, there was also a $1.3 million one-time benefit in the change in stock-based compensation, or $0.8 million after-tax.  The impact on a per share basis was $0.03 and $0.01, respectively.

Ongoing cash savings are estimated to be $2.8 million annually.  Any savings from the organization realignment in 2010 is expected to be used to support business growth.  Going forward, we expect that general expenses after the savings will increase due to inflation and support for growth as needed but will decrease as a percentage of net sales as the business grows.

Cash Flows

Cash provided by operating activities was $5.5 million for the six months ended June 30, 2010 compared to $5.2 million in the corresponding period in 2009.  For the first half of 2010, we had a net loss of $127.0 million, which included a goodwill impairment charge of $130.0 million, $5.5 million of non-cash stock-based compensation, and $3.0 million of depreciation and amortization expense, offset by an increase in working capital of $3.0 million and changes in deferred income taxes of $3.0 million.  For the first six months of 2009, we had net income of $2.1 million, which included $8.0 million of non-cash stock-based compensation expenses and $2.7 million of depreciation and amortization expense, offset by increased working capital of $4.6 million and changes in deferred taxes and derivative liability of $3.1 million.

Cash used in investing activities totaled $0.9 million for the six months ended June 30, 2010, compared to $0.5 million during the six months ended June 30, 2009, resulting from purchase of software development costs and capitalization of legal costs.

Cash used in financing activities for the six months ended June 30, 2010 was $8.7 million, compared to $5.0 million for the corresponding period in 2009, resulting from the repayment of debt and purchase of treasury stock, partially offset by new financing.

Cash Operating Income

The Company uses the term “cash operating income” as an important measure of profitability and performance.   Cash operating income is a non-GAAP measure defined as operating income excluding stock based compensation, depreciation, amortization of intangibles, goodwill impairment, realignment charges and stock option expense.  Our cash operating income was $7.5 million in the second quarter of 2010 compared to $7.7 million in the second quarter of 2009.  Cash operating income was $18.3 million for the first six months of 2010 compared to $16.1 million for the corresponding period of 2009.  Our management uses cash operating income for planning purposes, and we believe this measure provides investors and securities analysts with important supplemental information regarding the Company’s profitability and operating performance.  However, non-GAAP financial measures such as cash operating income should be viewed in addition to, and not as an alternative for, the Company's results prepared in accordance with GAAP.  In addition, the non-GAAP measures the Company uses may differ from non-GAAP measures used by other companies.  We have included reconciliations of cash operating income to operating income as calculated in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in millions)	2010	2009	2010	2009

Operating income (loss)	$(128.8)	$2.5	$(123.0)	$5.7
Add back:
Depreciation and amortization of intangibles	1.3	1.2	2.6	2.4
Goodwill impairment	130.0	-	130.0	-
Realignment	3.2	-	3.2	-
Stock option expense	1.8	4.0	5.5	8.0

Cash Operating Income	$7.5	$7.7	$18.3	$16.1

Liquidity and Capital Resources

Liquidity:

Our liquidity planning is largely dependent on our operating cash flows, which is highly sensitive to changes in demand and, to a lesser extent, pricing, for our major products. While changes in key operating costs, such as outsourced production, advertising, promotion and distribution, may adversely affect cash flows, we generate significant cash flows as demand for our products grows. Our principal liquidity requirements are to finance current operations, pay down existing indebtedness and fund future expansion.  Under our Credit Agreement the Company can also repurchase common stock subject to a determination of its excess cash flow as defined in that agreement. In December 2009, the Board approved the repurchase of up to $25 million of shares over a two year period.  During the second quarter of 2010, the Company repurchased approximately $5 million of shares under this program.  Currently, our primary source of liquidity is cash generated from operations.

We believe that cash flows generated from operations, existing cash and cash equivalents, and borrowing capacity under the revolving credit facility should be sufficient to finance working capital requirements for our business for the next twelve months.  As of June 30, 2010, $41.0 million was available for borrowing under our Revolver and we had $3.5 million of cash.  Developing and bringing to market other new brands and business opportunities (such as joint ventures and/or acquisitions) may require additional outside funding, which may require us to seek out additional financing arrangements.

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

The Credit Agreement replaced the Company’s prior first lien and second lien credit facilities with Bank of America Securities LLC and Bank of America, N.A. (the “Prior Facilities”).  Proceeds of the Credit Agreement were used to repay the debt outstanding under the Prior Facilities and have also been used for general corporate purposes and general working capital purposes.

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

The Credit Agreement contains covenants that are customary for agreements of this type.  These covenants include, among others: a limitation on the incurrence of additional indebtedness; a limitation on mergers, acquisitions, investments and dividend payments; and maintenance of specified financial ratios.  Under the Credit Agreement, the Company must maintain (1) a Leverage Ratio that is not greater than 2.75 to 1.0 until December 30, 2011 and not greater than 2.50 to 1.0 thereafter and (2) a ratio of EBITDA to Debt Service (as defined in the Credit Agreement), in each case for the prior four fiscal quarters, of not less than 2.00 to 1.00.  The Company is also limited to spending not more than $6 million of capital expenditures per year with any unspent funds carried over to the next twelve months.  At June 30, 2010, the Company was in compliance with all of its covenants.

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

After the close of the transaction, total debt outstanding under the Credit Agreement totaled approximately $60.6 million comprised of $55 million of Term Loan debt and $5.6 million of borrowings under the Revolver.  During the fourth quarter of 2009, the Company paid approximately $4.0 million on its Revolver and during the first quarter of 2010 it paid $1.1 million of its scheduled requirements.  On April 30, 2010 the Company paid $6.5 million of which $1.6 million reduced the Revolver to zero and $4.9 million was applied against the Term Loan bringing the total debt outstanding to $49.0 million.  In June the Company borrowed $4 million under its Revolver.

The Company is required to pay the following amounts in each of the next four years:

2010	$-
2011	5.0
2012	5.5
2013	42.5
Total	$53.0

The interest rate under the Credit Agreement at June 30, 2010 was 4.75% while the interest rate on the unused line was 0.5%.

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

We are exposed to financial market risks due primarily to changes in interest rates on our variable interest rate debt.  Under our Credit Agreement, we are subject to changes in interest rates, but are not required to enter into an interest rate swap until the market LIBOR rate exceeds 1.5%.  The three-month LIBOR rate at June 30, 2010 was 0.50%.

We purchase significant amounts of soy, palm and canola oil products to support the needs of our brands. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. We do not engage in any hedging activities because we enter into agreements that qualify as normal purchases and sales in the normal course of business.  Accordingly, the agreements do not qualify as derivatives under existing authoritative accounting guidance, namely, “Accounting for Derivative Instruments and Hedging Activities.”  Based on the most recent prices for soy, palm and canola oil products, as of June 30, 2010 we had commitments of $36.8 million.

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

Conclusion regarding the effectiveness of disclosure controls and procedures . Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting. During the fiscal quarter ended June 30, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

August 5, 2010	SMART BALANCE, INC. (Registrant)

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