Form 10-Q
period 2010-09-30
SMART BALANCE, INC.
filed 2010-11-04
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2010	Commission File Number 001-33595

Smart Balance, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2949397
(State of or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

115 West Century Road, Suite 260, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip code)

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
Yes ☐ No ☒.

As of November 4, 2010, the Registrant had 60,818,156 shares of common stock, par value $.0001 per share, outstanding.

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

We believe that communicating our expectations to our stockholders is important. However, there are always events in the future that we are not able to accurately predict or over which we have no control, and consequently, actual results may differ from those anticipated in the forward-looking statements.  Important factors that could cause actual results to differ from our expectations include, but are not limited to, the factors discussed in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the “Risk Factors” section in our annual report on Form 10-K for the year ended December 31, 2009, as well as our ability to:

•	maintain margins during periods of commodity cost fluctuation;

•	introduce and expand our distribution of new products;

•	meet marketing and infrastructure needs;

•	respond to changes in consumer demand;

•	respond to adverse publicity affecting our Company or industry;

•	comply with regulatory requirements;

•	maintain existing relationships with and secure new customers;

•	continue to rely on third party distributors, manufacturers and suppliers;

•	sell our products in a competitive environment and with increasingly price sensitive consumers;

•
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

Part I.  Financial Information

Item 1. Financial Statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,553	$7,538
Accounts receivable, net of allowance of: $274 (2010) and $345 (2009)	13,119	11,970
Accounts receivable - other	1,019	650
Income taxes receivable	-	1,131
Inventories	7,335	5,812
Prepaid taxes	-	405
Prepaid expenses and other assets	9,529	3,392
Deferred tax asset	1,656	462
Total current assets	41,211	31,360
Property and equipment, net	4,744	4,634
Other assets:
Goodwill	244,886	374,886
Intangible assets, net	148,140	151,089
Deferred costs, net	1,587	2,111
Other assets	2,093	985
Total other assets	396,706	529,071
Total assets	$442,661	$565,065

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$23,956	$22,626
Income taxes payable	891	-
Current portion of long term debt	3,350	5,500
Total current liabilities	28,197	28,126
Long term debt	54,650	51,143
Deferred tax liability	40,968	43,824
Other liabilities	2,088	965
Total liabilities	125,903	124,058

Commitment and contingencies
Stockholders' equity
Common stock, $.0001 par value, 250,000,000 shares authorized; 62,630,683 (2010 and 2009) issued and 60,818,156 and 62,630,683 outstanding in 2010 and 2009, respectively	6	6
Additional paid in capital	531,960	523,467
Retained deficit	(207,868)	(82,466)
Treasury stock at cost (2010 –1,812,527 shares)	(7,340)	-
Total stockholders' equity	316,758	441,007
Total liabilities and stockholders' equity	$442,661	$565,065

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$59,939	$59,806	$179,207	$180,590
Cost of goods sold	31,389	30,045	90,446	94,303
Gross profit	28,550	29,761	88,761	86,287

Operating expenses:
Marketing	9,754	9,952	30,252	27,573
Selling	4,994	4,225	14,614	13,012
General and administrative	10,401	12,126	33,528	36,518
Goodwill impairment	-	-	130,000	-
Total operating expenses	25,149	26,303	208,394	77,103
Operating income (loss)	3,401	3,458	(119,633)	9,184

Other income (expense):
Interest income	-	1	-	3
Interest expense	(841)	(1,237)	(2,553)	(3,573)
Other income (expense), net	222	(135)	(363)	(588)
Total other income (expense)	(619)	(1,371)	(2,916)	(4,158)
Income (loss) before income taxes	2,782	2,087	(122,549)	5,026
Provision for income taxes	1,128	816	2,853	1,618
Net income (loss)	$1,654	$1,271	$(125,402)	$3,408

Income (loss) per share:
Basic	$0.03	$0.02	$(2.02)	$0.05
Diluted	$0.03	$0.02	$(2.02)	$0.05
Weighted average shares outstanding:
Basic	61,154,018	62,630,683	62,076,439	62,630,683
Diluted	61,154,018	62,691,742	62,076,439	62,741,513

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities
Net (loss) income	$(125,402)	$3,408
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangibles	3,908	3,663
Amortization of deferred financing costs	545	323
Deferred income taxes	(4,050)	(3,141)
Stock based compensation	8,492	12,092
Interest rate swaps	-	(1,532)
Goodwill impairment	130,000	-
Changes in assets and liabilities:
Accounts receivable	(1,149)	(197)
Inventories	(1,523)	5,251
Income taxes receivable	1,131	-
Prepaid expenses and other current assets	(6,101)	(7,708)
Accounts payable and accrued expenses	2,237	(3,532)
Net cash provided by operating activities	8,088	8,627
Cash flows from investing activities
Purchase of property and equipment	(965)	(749)
Patent defense costs	(104)	-
Net cash (used in) investing activities	(1,069)	(749)
Cash flows from financing activities
Proceeds from issuance of long term debt	9,000	-
Repayment of debt	(7,643)	(5,000)
Payments for loan costs	(21)	-
Purchase of treasury stock	(7,340)	-
Net cash (used in) financing activities	(6,004)	(5,000)
Net increase in cash for the period	1,015	2,878
Cash - Beginning of period	7,538	5,492
Cash - End of period	$8,553	$8,370
Cash paid during the period for:
Income taxes	$4,897	$5,203
Interest	$2,210	$4,806

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

The accompanying consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Smart Balance, Inc. included in the Company's 2009 annual report on Form 10-K. The reported results for the three month and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

2.	Summary of significant accounting policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  There were no cash equivalents as of September 30, 2010 or December 31, 2009.

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

Goodwill

Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that impairment may have occurred. The impairment analysis for goodwill includes a comparison of the Company’s carrying value (including goodwill) to the Company’s estimated fair value. If the fair value of the Company does not exceed its carrying value, then an additional analysis would be performed to allocate the fair value to all assets and liabilities of the Company as if the Company had been acquired in a business combination and the fair value was its purchase price. If the excess of the fair value of the Company over the fair value of its identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference.  We completed our impairment analysis at June 30, 2010 and concluded that our estimated fair value was less than the carrying value of the recorded goodwill, and, accordingly, the Company recorded an impairment loss of $130,000 (see footnote 5 for further details).  At September 30, 2010, the Company reviewed its assessment of fair value and made a determination that no further impairment was warranted.

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

The Company offers its customers and consumers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and co-op advertising; such amounts are estimated and recorded as a reduction in revenue. For interim reporting, the Company estimates the total annual sales incentives for most programs and records a pro rata share in proportion to forecasted annual revenue.  As a result, the Company has recorded a prepaid asset at September 30, 2010 of $8,560 which will be charged to expense over the remaining quarter.  The Company sells its products to customers without a right of return and is not obligated to accept any returns.

Earnings per Share of Common Stock

Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the number of weighted-average shares outstanding adjusted for any additional common shares that would have been outstanding if all of the potential dilutive common shares had been issued. Potential dilutive common shares outstanding would primarily include stock options.  For the three and nine months ended September 30, 2010, 11,265,375 and 11,225,375 stock options, respectively, were excluded from the dilutive EPS calculation because their exercise price was greater than the average market price.  Additionally, for the nine months ended September 30, 2010, 40,000 stock options were excluded from the dilutive EPS calculation because the result would be anti-dilutive.

The following table summarizes stock options not included in the computation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Stock options excluded due to option price being greater than market value	11,265,375	12,005,000	11,225,375	11,885,000
Stock options excluded due to anti-dilution	-	277,569	40,000	401,313

Segments

Authoritative accounting guidance requires segment information to be prepared using the “management” approach. The management approach is based on the method that management organizes the segments within the Company for making operating decisions and assessing performance. The Company evaluates all products, makes operating decisions and performance assessments based on a total company approach and therefore considers itself as having only one segment.  The Company’s buttery spreads business, marketed under Smart Balance®, Earth Balance®, Bestlife™, Smart Beat® and Nucoa®, is by far the most developed product segment and accounted for approximately 70% and 76% of  revenue for the three months ended September 30, 2010 and 2009, respectively, and 72% and 75% for the nine months ended September 30, 2010 and 2009, respectively.

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

At September 30, 2010 and December 31, 2009, information about inputs into the fair value measurements of the Company’s assets and liabilities that are made on a recurring basis was as follows:

	As of September 30, 2010
	Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Goodwill	$244,886	$-	$-	$244,886	*
Deferred compensation	854	-	854	-
Derivative assets	730	-	730	-
Total assets	$246,470	$-	$1,584	$244,886

Liabilities:
Deferred compensation	$1,121	$-	$1,121	$-

	As of December 31, 2009
	Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Goodwill	$374,886	$-	$-	$374,886
Deferred compensation	857	-	857	-
Derivative assets	155	-	155	-
Total assets	$375,898	$-	$1,012	$374,886

Liabilities:
Deferred compensation	$966	$-	$966	$-

Research and Development

Research and development expenses are charged to operations when incurred and amounted to $135 and $322, respectively, for the three months ended September 30, 2010 and 2009 and $570 and $594 for the nine months ended September 30, 2010 and 2009, respectively.

*  See footnote 5 regarding impairment loss.

Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2010, no valuation allowances were recorded.

Advertising

Advertising costs are charged to operations (classified as marketing expenses) and amounted to $6,219 and $4,854 for the three months ended September 30, 2010 and 2009, respectively, and $19,480 and $15,465 for the nine months ended September 30, 2010 and 2009, respectively.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short term investments and trade receivables. The Company maintains the majority of its cash and cash equivalents in the form of demand deposits with financial institutions that management believes are creditworthy. At September 30, 2010, the cash balances in these institutions exceeded federally insured amounts. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base. The Company does have one customer that accounted for approximately 17% of sales during the three and nine months ended September 30, 2010, respectively. The aggregate accounts receivable from this customer amounted to approximately 16% of the accounts receivable balance outstanding at September 30, 2010. The Company also has one product, “spreads,” which, accounted for approximately 70% and 72 % of total revenue for the three and nine months ended September 30, 2010, respectively.  Approximately 81% of the Company’s revenues during the three and nine months ended September 30, 2010, respectively, came from products utilizing licenses from Brandeis University.

Recently Issued Accounting Pronouncements

There have been no significant developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements from those disclosed in our 2009 Annual Report on Form 10-K.

3.	Property and equipment

Property and equipment consist of the following:

	September 30, 2010	December 31, 2009
Software development costs	$4,394	$3,857
Equipment	1,154	771
Furniture and fixtures	1,021	976
Leasehold improvements	342	342
	6,911	5,946
Less: accumulated depreciation	(2,167)	(1,312)
Property and equipment, net	$4,744	$4,634

Depreciation expense was $269 for the three months ended September 30, 2010, compared to $215 for the three months ended September 30, 2009, and $856 for the nine months ended September 30, 2010, compared to $613 for the nine months ended September 30, 2009.

4.	Intangible assets

The following is a summary of intangible assets and goodwill as of September 30, 2010:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Accumulated Adjustments	Net Balance, September 30, 2010
Patent technology	$40,000	$13,468	$-	$36	$26,568
Supply relationship	1,000	230	-	-	770
Trademarks	121,152	-	-	(350)	120,802
Goodwill	374,886	-	(130,000)	-	244,886
	$537,038	$13,698	$(130,000)	$(314)	$393,026

            Adjustments to trademarks relate to a legal settlement received of $367 and serve to reduce related costs previously capitalized. Additional spending of $16 during the period accounted for the difference.  Adjustments to patent technology primarily relate to the capitalization of legal defense costs associated with the Company’s licensed patents from Brandeis University.  Amortization expense was $3,052 for the nine months ended September 30, 2010 and $3,050 for the nine months ended September 30, 2009.  At June 30, 2010, the Company recognized an impairment loss of $130,000 (see footnote 5 for further details).

5.	Goodwill Impairment

As required under ASC Topic 350 “Goodwill and Other Intangible Assets”, the Company routinely reviews the carrying value of its net assets, including goodwill, to determine if any impairment has occurred.   A review was conducted at year-end 2009, at which time, based on existing conditions and management’s outlook, the Company determined there was no impairment.

Revenue and earnings expectations for full year 2010 and the longer-term outlook did not appreciably change in the first quarter of 2010 from those at year-end 2009. However, during the second quarter of 2010, it became apparent that some of the underlying growth rates and market assumptions used in the December 2009 outlook were not materializing as projected and that an indication of impairment was likely. The main contributors to this change in outlook were the persistent softness in U.S. consumer confidence, which the Company believes has heightened consumer price sensitivity for the premium priced branded products in its markets.  In addition, in response to the impact of this ongoing macroeconomic softness, the competitive environment for the Company’s premium products continued to intensify during the second quarter, requiring the Company to reevaluate and increase its planned levels of marketing and promotional support to remain competitive.  This change in go-to-market strategy had a dampening effect on the Company’s overall financial expectations for the second quarter as well as its forward-looking financial projections for the balance of the year.   As a result, the Company issued a press release on June 14, 2010, revising downward its financial outlook for 2010, which resulted in a significant reduction in the Company’s share price and related market capitalization.

Given this decline, in connection with the preparation of the June 30, 2010 financial statements, the Company performed an impairment test of goodwill following a two step process as defined in ASC Topic 350. The first step in this process compares the fair value of the Company’s net assets, including goodwill, to their carrying value. If the carrying value exceeds the fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value is allocated to all assets and liabilities to determine the implied goodwill value. This allocation is similar to a purchase price allocation done under purchase accounting.

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

To perform the second step of the impairment test, the Company estimated the fair value of all its individual assets and liabilities, including identifiable intangible assets.  The carrying value of current assets and liabilities, such as receivables, inventories and payables, were considered to be their fair value given their short-term nature.  The carrying value of the Company’s fixed assets were considered at their fair value since they were acquired in the last few years and are being depreciated or amortized in line with their useful life.  The Company determined the fair value of its identifiable intangible assets (namely, trade names and patents) using generally accepted valuation methodologies.  The goodwill value implied from this analysis resulted in a goodwill impairment loss of $130,000 at June 30, 2010.

At September 30, 2010, the Company reviewed its assessment of fair value and made a determination that no further impairment was warranted.  However, any significant adverse change in the assumptions the Company used in determining fair value could have a further significant impact on the recoverability of the Company’s goodwill and could have a material impact on its consolidated financial statements.  The Company’s growth plans include new products which are highly dependent on consumer acceptance, retail placement and the Company’s effectiveness in marketing strategies.

In conjunction with performing an impairment test of goodwill in connection with the preparation of the June 30, 2010 financial statements, the Company also performed an impairment test of its indefinite-lived intangible assets, namely, trade-names.  The Company used an income approach (relief-from-royalty method) to measure the fair value of these intangibles. The result of this assessment indicated that the fair value of these other intangible assets was not below their carrying values and therefore no impairment was recorded.  For other long-lived intangible assets, namely patents, the Company complied with the general valuation requirements set forth under ASC Topic 360 “Accounting for the Impairment of Long-Lived Assets.”  The result of this assessment indicated that no impairment existed.

6.	Realignment and Other Actions

In connection with the realignment of the Company to improve future operations, severance charges associated with workforce reductions and other facility closure and exit costs were recorded during the second quarter of 2010.  For the nine months ended September 30, 2010, the consolidated statement of operations includes realignment charges of $3,191 which are comprised of $2,736 of severance benefits, $401 for abandoned leased office space costs and $54 in other costs.  These costs were incurred during the second quarter and are included within operating expenses and classified as general and administrative charges on the consolidated income statement.

The consolidated balance sheet as of September 30, 2010 includes accruals relating to the realignment program of $2,628.  The following table sets forth the activity affecting the accrual during the nine months ended September 30, 2010:

	Severance	Other Closure and Exit Costs	Total
Balance as of December 31, 2009	$-	$-	$-
Charges incurred	2,790	401	3,191
Cash payments	(481)	(14)	(495)
Adjustments	(68)	-	(68)
Balance as of September 30, 2010	$2,241	$387	$2,628

Adjustments recorded during the third quarter of 2010 relate to the resolution of contractual conditions related to severance agreements.

The current portion of liabilities for accrued severance as of September 30, 2010 is $1,662 and is reflected in accrued expenses and the remaining liability of $966 is reflected in other liabilities. The liabilities for other closure and exit costs as of September 30, 2010 are included in accrued expenses and primarily relate to contractually required lease obligations and other contractually committed costs associated with abandoned office space.  The Company expects to pay the remaining realignment obligations within 3 years, with the majority of the obligations being paid within 2 years.

7.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2010	December 31, 2009
Accounts payable	$11,379	$8,374
Accrued expenses	12,577	14,252
Total	$23,956	$22,626

8.	Long term debt

On November 4, 2009, the Company, through its wholly-owned subsidiary GFA Brands, Inc. (the “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with the various Lenders named therein (the “Lenders”), and Bank of Montreal, as Administrative Agent (the “Agent”).  The Credit Agreement provides for $100,000 in secured debt financing consisting of a $55,000 term loan (the “Term Loan”) and a $45,000 revolving credit facility (the “Revolver”).  The Revolver includes a $5,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swing line loans.  Subject to certain conditions, the Borrower, to the extent existing Lenders decline to do so by adding additional Lenders, may increase the Term Loan or increase the commitments under the Revolver (or a combination of the two) up to an aggregate additional amount of $5,000, at the Borrower’s option.

The Credit Agreement replaced the Company’s prior first lien and second lien credit facilities with Bank of America Securities LLC and Bank of America, N.A. (the “Prior Facilities”).   Proceeds of the Credit Agreement were used to repay the debt outstanding under the Prior Facilities and have also been used for general corporate purposes and general working capital purposes.

The Term Loan and the loans made pursuant to the Revolver will mature on November 3, 2013.  The Credit Agreement requires annual principal payments on the Term Loan of $5,500.

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

The Credit Agreement contains covenants that are customary for agreements of this type.  These covenants include, among others: a limitation on the incurrence of additional indebtedness; a limitation on mergers, acquisitions, investments and dividend payments; and maintenance of specified financial ratios.  Under the Credit Agreement, the Company must maintain (1) a Leverage Ratio that is not greater than 2.75 to 1.0 until December 30, 2011 and not greater than 2.50 to 1.0 thereafter and (2) a ratio of EBITDA to Debt Service (as defined in the Credit Agreement), in each case for the prior four fiscal quarters, of not less than 2.00 to 1.00.  The Company is also limited to spending not more than $6,000 of capital expenditures per year with any unspent funds carried over to the next twelve months.  At September 30, 2010, the Company was in compliance with all of its covenants.

The failure to satisfy covenants under the Credit Agreement or the occurrence of other specified events that constitute an event of default could result in the acceleration of the repayment obligations of the Borrower.  The Credit Agreement contains customary provisions relating to events of default for agreements of this type. The events of default include, among others: the nonpayment of any outstanding principal, interest, fees or other amounts due under the Credit Agreement; certain bankruptcy events, judgments or decrees against the Company or the Borrower; cross defaults to other indebtedness exceeding $5,000; a change in control (as defined in the Credit Agreement) of the Company or the Borrower; and the failure to perform or observe covenants in the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by the Company and all existing and future subsidiaries of the Borrower.  The Borrower, the Company and the other guarantors granted to the Agent, for the benefit of the Lenders, a security interest in substantially all of its respective assets, including, among other things, patents, patent licenses, trademarks and trademark licenses.

After the close of the transaction, total debt outstanding under the Credit Agreement totaled approximately $60,600 comprised of $55,000 of Term Loan debt and $5,600 of borrowings under the Revolver.  During the fourth quarter of 2009, the Company paid approximately $4,000 on its Revolver and during the first quarter of 2010 it paid $1,100 of its scheduled requirements.  During the second quarter of 2010, the Company paid $6,500 of which $1,600 reduced the Revolver to zero and $4,900 was applied against the Term Loan.  During the third quarter of 2010, the Company borrowed $9,000 under the Revolver bringing the total debt outstanding to $58,000 as of September 30, 2010.

The Company is required to pay the following amounts in each of the next four years:

2010	$-
2011	5,000
2012	5,500
2013	47,500
Total	$58,000

As of September 30, 2010, $3,350 is due in the next twelve months.  The interest rate under the Credit Agreement at September 30, 2010 was 4.75% while the interest rate on the unused line was 0.5%.  This amount does not take into account the amount, if any, of the requirement that, beginning on December 31, 2010, the Company make an annual payment equal to 25% of excess cash flow, as defined by the Credit Agreement, unless its leverage ratio is 2.0 or less.  The Company currently has a ratio of less than 2.0 and expects to remain at that level on December 31, 2010.

9.	Stock-based compensation

The Company and its stockholders have authorized the issuance of up to 12,150,000 stock options under its Stock and Awards Plan.  Through September 30, 2010, the Company had granted a total of 12,707,500 stock options under the Stock and Awards Plan, of which 2,817,125 have been forfeited.  This resulted in 9,890,375 shares issued and outstanding at September 30, 2010.

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

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Shares at December 31, 2008	12,045,000	$9.47	7.03
Options granted	500,000	6.46	9.56
Options exercised	-	-	-
Options canceled/forfeited	(289,000)	9.69	7.92
Shares at December 31, 2009	12,256,000	$9.34	7.78
Options granted	1,347,500	7.09	9.57
Options exercised	-	-	-
Options canceled/forfeited	(2,338,125)	9.49	7.32
Shares at September 30, 2010	11,265,375	$9.04	7.37
Shares exercisable at September 30, 2010	3,672,500	$9.38	6.95

The weighted-average grant-date fair values of options granted during 2010 and 2009 were $3.75 and $3.20, respectively.

The following summarizes non-vested share activity as of September 30, 2010:

	Shares	Grant-Date Fair Value
Nonvested at beginning of year	9,433,625	$4.75
Granted	1,347,500	3.75
Vested	(1,293,250)	4.41
Forfeited	(1,895,000)	4.88
Non-vested at end of quarter	7,592,875	$4.59

As of September 30, 2010, the total compensation cost related to non-vested awards not yet recognized was $13,100 with a weighted average remaining period of 1.56 years over which it is expected to be expensed.

The Company accounts for its stock-based compensation awards in accordance with authoritative accounting guidance for share-based payment, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

Pre-tax stock-based compensation expense included in reported net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service period-based	$1,949	$1,911	$4,497	$5,670
Market price-based $16.75	300	1,230	1,627	3,686
Market price-based $20.25	703	914	2,369	2,736
Total	$2,952	$4,055	$8,493	$12,092

For the traditional service-based stock options, the Company estimated the fair value, as of the date of grant, using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.53% - 4.67%, expected life of 7 years for the service-based options and 10 years for the market price-based options, no dividends and volatility of 35.9% - 52.08%. The cost of the service-based stock options is being amortized over a four year vesting period. In the case of the market price-based stock options, the Company used the Monte Carlo valuation model.  The company has incorporated a forfeiture rate of 2.5% on all time vested options.  The Company recognizes compensation expense for the market price-based options over the estimated vesting period, which has been determined to be 2.75 – 4.82 years and 3.68 – 5.53 years for the $16.75 and $20.25 awards, respectively.

10.	Stock Repurchase Activities

 In December 2009, the Company’s Board of Directors (the “Board”) approved a stock repurchase program which authorized the Company to repurchase up to $25,000 of its common stock over a two-year period.  During the first nine months of 2010, the Company repurchased approximately 1.8 million shares of its common stock at an average price of $4.05 per share for an aggregate purchase price of $7,340.  As of September 30, 2010, the stock repurchase program had remaining aggregate authorized funds of $17,660.  The stock repurchase program will expire on December 31, 2011 unless extended by the Board.

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

A substantial portion of the Company’s business is dependent on its exclusive worldwide license of certain technology from Brandeis University. This license agreement, dated September 1996, imposes certain obligations upon the Company, such as diligently pursuing the development of commercial products under the licensed technology. The agreement for each country expires at the end of the term of each patent in such country and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that the Company has failed to meet its obligations under the license agreement, Brandeis could seek to limit or terminate the Company’s license rights. Royalties earned by Brandeis for the nine months ended September 30, 2010, were approximately $742.

13.	Income taxes

The Company’s effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which it operates and the amount of taxable income it earns. The effective tax rate for the third quarter was 40.6%.  The Company’s effective tax rate for the balance of 2010 is estimated to be 39%.  The deferred tax liability represents primarily the difference between the tax and accounting basis of intangible assets acquired in the GFA merger.

14.	Commitments and contingencies

As of September 30, 2010, the Company had the following commitments and contractual obligations:

●
An amended lease agreement for the lease of a corporate office facility located in Paramus, NJ.  The lease was effective as of September 1, 2008 and has a seven year life with the option to extend the lease for two additional five-year terms.  The annual rental expense is approximately $500 for each of the first five years.

●
Three lease agreements for the lease of a corporate office facility located in Niwot, Colorado.  The leases were effective as of August 1, 2007 and have a five-year life with the option to extend each lease for two 36 month terms.  The annual rental expense is approximately $100 for each of the first five years.

●
Forward purchase commitments for a portion of the Company's projected requirement for peanuts and for palm, soy and canola oil.  These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price. These commitments total approximately $28.6 million as of September 30, 2010.  The majority of these commitments are expected to be liquidated by the second quarter of 2011.

15.	Legal Proceedings

The Company is currently involved in the following legal proceedings:

On February 8, 2010 a lawsuit was filed against Smart Balance, Inc. in the Federal District Court for the Central District in California in Santa Ana, California.  The complaint alleges, among other things, violations of California’s unfair competition law, false advertising, and consumer remedies act and seeks to identify all similarly situated plaintiffs and certify them in a class action.  The Company has not yet answered the complaint, and intends to vigorously defend itself.  The Company does not expect that the resolution of this matter will have a material adverse effect on its business.

In 2007, three parties filed Oppositions to European Patent No. 0820307 relating to increasing the HDL level and the HDL/LDL ratio in Human Serum by Balancing Saturated and Polyunsaturated Dietary Fatty Acids.  In July 2010, a hearing was held on this matter in Munich, Germany and the patent panel ruled against the Company.  The Company is awaiting the panel’s written decision and then will make a determination on whether to appeal the ruling.  The Company believes that neither this proceeding, nor its ultimate outcome, will have any material adverse effect on its business.

The Company is not a party to any other legal proceeding that it believes would have a material adverse effect on its business, results of operations or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the September 30, 2010 Condensed Consolidated Financial Statements and the related Notes contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2009. Forward-looking statements in this section are qualified by the cautionary statements included under the heading “Cautionary Note Regarding Forward Looking Information,” above.

Company Overview

We are a consumer food products company that competes primarily in the retail branded food products industry and focuses on providing value-added, functional food products to consumers. Functional food is defined as a food or a food ingredient that has been shown to affect specific functions or systems in the body and may play an important role in disease prevention. We market buttery spreads, popcorn, peanut butter, cooking oil, mayonnaise, milk, sour cream and other products primarily under the Smart Balance® trademark. In the natural food channel, we sell similar natural and organic products under the Earth Balance® trademark. Our trademarks are of material importance to our business and are protected by registration or other means in the United States and a number of international markets.  Our buttery spreads business, marketed under Smart Balance®, Earth Balance®, SmartBeat®, Bestlife™ and Nucoa®, is by far our most developed product group and accounted for approximately 71.5% of sales for the nine months ended September 30, 2010.  Our products are sold throughout the U.S.  A majority of our products are sold through supermarket chains and food wholesalers.

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

In our core spreads category, for the year ended December 31, 2009 our dollar market share was up 1.1 points to 15.2% according to Nielsen data for the food channel.  Accordingly, we were first among competitors in dollar share growth in 2009 and second behind private label in unit share growth, an accomplishment for a premium priced product in this economy.  We are now the number two marketer of spreads in the U.S. on a dollar basis. In the first nine months of 2010, our market share was 15.7%, up .02 points, from the same period in the prior year.  Our strategy has always been to maintain price and product positioning as a premium brand.  As a result, we lost some volume opportunities over the last twelve months as consumers continued to be price sensitive and competitors sought to increase unit share through price promotion.

Our current dairy aisle initiative is the critical part of our growth plan.  Centered on the high purchase frequency of the milk category, we believe success in expanding in the dairy aisle will be the driver toward our growth goals.  In 2010, we expanded milk nationally and are using advertising and other marketing to drive trial.  However, our ability to build trial for milk continues to be slowed by the current economic environment.  For our dairy initiative in 2009, we expanded distribution of milks to the Northeast, beyond the initial Florida market.  We launched sour cream products later in the year.   In 2010, we continued our expansion of the distribution of milk across the U.S.  Market share of our milks is .35% of the total milk category for the food channel, twelve weeks ended October 2, 2010, according to Nielsen data.

We restructured our long-term debt in November 2009 to give the Company greater flexibility in strategic areas such as acquisitions and capital structure with higher available credit and less restrictive financial covenants than our previous facility.  At the end of September 2010 our debt was $58.0 million.  Our board authorized a two-year, $25 million stock repurchase program, which became effective starting in March 2010.  As of September 30, 2010, approximately $7.3 million was used to repurchase the Company’s shares.

In 2009, we signed an exclusive license agreement to use the Bestlife™ brand across virtually all food and beverage categories.  The Best Life® program was developed by Bob Greene, Oprah’s trainer and nutritional advisor.  We believe that this relationship provides us with a significant opportunity to use a targeted marketing approach to penetrate the value segment of the spreads category and other categories where the Smart Balance® brand does not participate.  We began distribution of Bestlife™ spreads in March 2010.  In the third quarter of 2010, we announced the launch of Earth Balance® organic soymilk into Whole Foods markets nationwide.   We plan to expand Earth Balance® organic soymilk to other natural food customers in 2011.

In 2010, we expanded milk and sour cream nationally and are using advertising and other marketing to drive trial.  However, as stated above, our ability to build trial for milk continues to be slowed by the current economic environment. To continue to grow our presence in the spreads category, we have developed our three-tier strategy, which we believe allows us to compete in multiple segments in the spreads category, with our Earth Balance® brand in the super premium segment, our Smart Balance®   brand in the healthy premium segment and our new Bestlife™ brand in the value segment.  We expect pressure in the spreads category to continue due to the economic conditions and competitive promotional activity that started mid-year in 2009.

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

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions except share data)	2010	2009	2010	2009

Net sales	$59.9	$59.8	$179.2	$180.6
Cost of goods sold	31.3	30.0	90.4	94.3
Gross profit	28.6	29.8	88.8	86.3
Operating expenses	25.2	26.3	208.4	77.1
Operating income (loss)	3.4	3.5	(119.6)	9.2
Other expenses, net	(0.6)	(1.4)	(2.9)	(4.2)
Income (loss) before income taxes	2.8	2.1	(122.5)	5.0
Provision for income taxes	1.1	0.8	2.9	1.6
Net income (loss)	$1.7	$1.3	$(125.4)	$3.4
Net income (loss) per common share - basic and diluted	$0.03	$0.02	$(2.02)	$0.05

Results of Operations for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Net Sales:

Our net sales for the three months ended September 30, 2010 increased slightly by 0.2% to $59.9 million from $59.8 million for the three months ended September 30, 2009.  This performance reflected the growth of the Company’s sales of enhanced milks as well as declines in sales for spreads products and grocery products.  The Company’s enhanced milks sales growth resulted from the national expansion of distribution in 2010 as well as continued growth in the original markets of Florida and the Northeast.  The sales performance of the Company’s spreads products reflected declines in Smart Balance® spreads partially offset by growth of Bestlife™ and Earth Balance® brands, driven by distribution gains and increased case shipments, respectively.  The Smart Balance® spreads sales decline was due  to continued consumer price sensitivity, overall category weakness—similar to other cooking and baking-related categories— and competitive promotional pressure.  Case shipments of our grocery products including cooking oil, peanut butter, microwave popcorn and mayonnaise were down 10% versus the third quarter of 2009, as the environment surrounding these product categories continues to be price promotion driven.

Cost of Goods Sold:

Cost of goods sold for the three months ended September 30, 2010 was $31.3 million, a 4.3% increase from the same period in 2009.  The increase is due to higher volumes due to the expansion of milk and introduction of Bestlife™ spreads partially offset by lower volumes of Smart Balance® spreads.

Gross Profit:

Our gross profit decreased $1.2 million to $28.6 million for the three months ended September 30, 2010 from $29.8 million from the same period in 2009, due to the unfavorable product mix - higher volumes of lower margin products (milk and Bestlife™ spreads) and lower volumes of higher margin products (Smart Balance® spreads), partially offset by lower promotion spending.

Gross profit as a percentage of net sales was 47.7% for the three months ended September 30, 2010 compared to 49.8% during the same period in 2009, reflecting the unfavorable product mix, partially offset by lower promotion spending.

Operating Expenses:

Total operating expenses for the three months ended September 30, 2010 were $25.2 million compared to $26.3 million for the corresponding period in 2009.  The decrease primarily resulted from lower stock-based compensation and other employee related costs, partially offset by increased distribution costs.

Operating Income:

Our operating income was $3.4 million for the three months ended September 30, 2010 compared with $3.5 million for the corresponding period in 2009.  The slight decrease was due primarily to lower gross profits, largely offset by lower operating expenses.

Other Income (Expense):

We incurred other expenses of $0.6 million for the three months ended September 30, 2010 and $1.4 million in the corresponding period in 2009.  The results for 2010 and 2009 included net interest expense of $0.8 million and $1.2 million, respectively.  Included in the 2010 other expense was a $0.3 million gain on commodity hedging derivatives.

Income Taxes:

The provision for income taxes for the three months ended September 30, 2010 was $1.1 million compared with $0.8 million for the corresponding period in 2009.  The effective tax rate for the three months ended September 30, 2010 was 40.6% compared to 39.1% in 2009.

Net Income:

Our net income for the three months ended September 30, 2010 was $1.7 million, an increase of $0.4 million versus the corresponding period in 2009.  This increase was due primarily to lower operating expenses and lower interest expense partially offset by lower gross profit.

Net Income Per Common Share:

Our basic and diluted net loss per share for the three months ended September 30, 2010 was $0.03 compared to net income per share of $0.02 in the corresponding period in 2009, based on the basic and diluted weighted average shares outstanding of 61.2 million in 2010 and 62.6 and 62.7 million in 2009, respectively.

Results of Operations for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Net Sales:

Our net sales for the nine months ended September 30, 2010 declined 0.8% to $179.2 million from $180.6 million for the nine months ended September 30, 2009.  The decrease was primarily due to lower volumes in Smart Balance® spreads and grocery products, and higher promotion spending, partially offset by increased distribution of milk, Bestlife™ spreads, Earth Balance® products, and sour cream.

Cost of Goods Sold:

Cost of goods sold for the nine months ended September 30, 2010 was $90.4 million, a 4.1% decrease from the same period in 2009.  The decrease was primarily due to lower input costs.

Gross Profit:

Our gross profit increased $2.5 million to $88.8 million for the nine months ended September 30, 2010 from $86.3 million from the same period in 2009, primarily due to lower input costs and promotion spending, partially offset by unfavorable product mix.

Gross profit as a percentage of net sales was 49.6% for the nine months ended September 30, 2010 compared to 47.8% during the same period in 2009.  This increase was primarily due to lower input costs and promotion spending, partially offset by unfavorable product mix.

Operating Expenses:

Total operating expenses for the nine months ended September 30, 2010 were $208.4 million compared to $77.1 million for the corresponding period in 2009.  Included in the 2010 amount are a goodwill impairment charge of $130 million, a realignment charge of $3.1 million and a one-time benefit in the change in stock-based compensation expense of $1.3 million.  Excluding these items, total operating expenses for the nine months ended September 30, 2010 were $76.6 million, a decrease of $0.5 million.  The decrease primarily resulted from lower stock based compensation costs and other compensation related costs, partially offset by higher marketing and distribution costs.

Operating Income (Loss):

Our operating loss was $119.6 million for the nine months ended September 30, 2010 compared with operating income of $9.2 million for the corresponding period in 2009.  Included in the 2010 operating loss are a goodwill impairment charge of $130 million, a realignment charge of $3.1 million and a one-time benefit in the change in stock-based compensation expense of $1.3 million.  Excluding these items, total operating income for the nine months ended September 30, 2010 was $12.2 million, an increase of $3.0 million.  This increase was due primarily to higher gross profits and lower general and administrative costs, partially offset by higher marketing and distribution costs.

Other (Expense) Income:

We incurred other expenses of $2.9 million for the nine months ended September 30, 2010 and $4.2 million in the corresponding period in 2009.  The results for 2010 and 2009 included net interest expense of $2.6 million and $3.6 million, respectively.

Income Taxes:

The provision for income taxes for the nine months ended September 30, 2010 was $2.9 million compared with $1.6 million for the corresponding period in 2009.  The effective tax rate for the nine months ended September 30, 2010 was 2.3% as a result of recording a pre-tax goodwill impairment charge, which had no tax benefit.  Excluding the impairment charge, the effective tax rate for the nine months ended September 30, 2010 was 37.9% benefitting from resolution of prior years’ tax issues.

Net Income (Loss):

Our net loss for the nine months ended September 30, 2010 was $125.4 million compared with net income of $3.4 million for the corresponding period in 2009.  Included in the 2010 net loss are a goodwill impairment charge of $130 million (which derived no tax benefit), a realignment charge of $2.1 million (after taxes) and a one-time benefit in the change in stock-based compensation expense of $0.8 million (after taxes).  Excluding these items, net income for the nine months ended September 30, 2010 was $5.9, an increase of $2.5 million.  This increase was due primarily to higher operating income and lower interest expense.

Net Income (Loss) Per Common Share:

Our basic and diluted net loss per share for the nine months ended September 30, 2010 was $(2.02) compared to net income per share of $0.05  in the corresponding period in 2009, based on the basic and diluted weighted average shares outstanding of 62.1 million in 2010 and 62.6 million and 62.7 million in 2009, respectively.  Included in the 2010 net loss are a goodwill impairment charge of $2.09, a realignment charge of $0.03 and a one-time benefit in the change in stock-based compensation expense of $0.01.  Excluding these items, net income per common share for the nine months ended September 30, 2010 was $0.09.

Cash Flows

Cash provided by operating activities was $8.1 million for the nine months ended September 30, 2010 compared to $8.6 million in the corresponding period in 2009.  For the first nine months of 2010, we had a net loss of $125.4 million, which included a non-cash goodwill impairment charge of $130.0 million, $8.5 million of non-cash stock-based compensation, and $4.5 million of depreciation and amortization expense, offset by an increase in working capital of $5.4 million and changes in deferred income taxes of $4.1 million.  For the first nine months of 2009, we had net income of $3.4 million, which included $12.1 million of non-cash stock-based compensation expenses and $3.9 million of depreciation and amortization expense, offset by increased working capital of $6.2 million and changes in deferred taxes and derivative liability of $4.7 million.

Cash used in investing activities totaled $1.1 million for the nine months ended September 30, 2010, compared to $0.7 million during the nine months ended September 30, 2009, resulting primarily from $1.0 million of software development costs.

Cash used in financing activities for the nine months ended September 30, 2010 was $6.0 million, compared to $5.0 million for the corresponding period in 2009, resulting from the repayment of debt and purchase of treasury stock, partially offset by new financing in the form of additional borrowings of $9.0 million under the Revolver.

Cash Operating Income

The Company uses the term “cash operating income” as an important measure of profitability and performance.   Cash operating income is a non-GAAP measure defined as operating income excluding depreciation, amortization of intangibles, goodwill impairment, realignment charges and stock option expense.  Our cash operating income was $7.6 million in the third quarter of 2010 compared to $8.7 million in the third quarter of 2009.  Cash operating income was $25.9 million for the first nine months of 2010 compared to $25.0 million for the corresponding period of 2009.  Our management uses cash operating income for planning purposes, and we believe this measure provides investors and securities analysts with important supplemental information regarding the Company’s profitability and operating performance.  However, non-GAAP financial measures such as cash operating income should be viewed in addition to, and not as an alternative for, the Company's results prepared in accordance with GAAP.  In addition, the non-GAAP measures the Company uses may differ from non-GAAP measures used by other companies.  We have included reconciliations of operating income, as determined in accordance with GAAP, to cash operating income.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in millions)	2010	2009	2010	2009

Operating income (loss)	$3.4	$3.5	$(119.6)	$9.2
Add back:
Depreciation and amortization of intangibles	1.3	1.2	3.9	3.7
Goodwill impairment	-	-	130.0	-
Realignment	(0.1)	-	3.1	-
Stock option expense	3.0	4.0	8.5	12.1

Cash Operating Income	$7.6	$8.7	$25.9	$25.0

Liquidity and Capital Resources

Liquidity:

Our liquidity planning is largely dependent on our operating cash flows, which are highly sensitive to changes in demand, operating costs and pricing for our major products.  While changes in key operating costs, such as outsourced production advertising, promotion and distribution, may adversely affect cash flows, we are able to continue to generate significant cash flows by adjusting costs. Our principal liquidity requirements are to finance current operations, pay down existing indebtedness and fund future expansion.  Under our Credit Agreement the Company can also repurchase common stock subject to a determination of its excess cash flow as defined in that agreement. In December 2009, the Board approved the repurchase of up to $25 million of shares over a two year period.  During the first nine months 2010, the Company repurchased approximately $7.3 million of shares under this program.  Currently, our primary source of liquidity is cash generated from operations.

We believe that cash flows generated from operations, existing cash and cash equivalents, and borrowing capacity under the revolving credit facility should be sufficient to finance working capital requirements for our business for the next twelve months.  As of September 30, 2010, $36.0 million was available for borrowing under our Revolver and we had $8.6 million of cash.  Developing and bringing to market other new brands and business opportunities (such as joint ventures and/or acquisitions) may require additional outside funding, which may require us to seek out additional financing arrangements.

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

The Credit Agreement contains covenants that are customary for agreements of this type.  These covenants include, among others: a limitation on the incurrence of additional indebtedness; a limitation on mergers, acquisitions, investments and dividend payments; and maintenance of specified financial ratios.  Under the Credit Agreement, the Company must maintain (1) a Leverage Ratio that is not greater than 2.75 to 1.0 until December 30, 2011 and not greater than 2.50 to 1.0 thereafter and (2) a ratio of EBITDA to Debt Service (as defined in the Credit Agreement), in each case for the prior four fiscal quarters, of not less than 2.00 to 1.00.  The Company is also limited to spending not more than $6 million of capital expenditures per year with any unspent funds carried over to the next twelve months.  At September 30, 2010, the Company was in compliance with all of its covenants.

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

After the close of the transaction, total debt outstanding under the Credit Agreement totaled approximately $60.6 million comprised of $55 million of Term Loan debt and $5.6 million of borrowings under the Revolver.  During the fourth quarter of 2009, the Company paid approximately $4.0 million on its Revolver and during the first quarter of 2010 it paid $1.1 million of its scheduled requirements.  During the second quarter of 2010, the Company paid $6.5 million of which $1.6 million reduced the Revolver to zero and $4.9 million was applied against the Term Loan.  During the third quarter of 2010, the Company borrowed $9 million under the Revolver bringing the total debt outstanding to $58 million as of September 30, 2010.

The Company is required to pay the following amounts in each of the next four years:

2010	$-
2011	5.0
2012	5.5
2013	47.5
Total	$58.0

The interest rate under the Credit Agreement at September 30, 2010 was 4.75% while the interest rate on the unused line was 0.5%. This amount does not take into account the amount, if any, of the requirement that, beginning on December 31, 2010, the Company make an annual payment equal to 25% of excess cash flow, as defined by the Credit Agreement, unless its leverage ratio is 2.0 or less.  The Company currently has a ratio of less than 2.0 and expects to remain at that level on December 31, 2010.

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

We are exposed to financial market risks due primarily to changes in interest rates on our variable interest rate debt.  Under our Credit Agreement, we are subject to changes in interest rates, but are not required to enter into an interest rate swap until the market LIBOR rate exceeds 1.5%.  The three-month LIBOR rate at September 30, 2010 was 0.29%.

We purchase significant amounts of soy, palm and canola oil products to support the needs of our brands. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. We do not engage in any hedging activities because we enter into agreements that qualify as normal purchases and sales in the normal course of business.  Accordingly, the agreements do not qualify as derivatives under existing authoritative accounting guidance, namely, “Accounting for Derivative Instruments and Hedging Activities.”  As of September 30, 2010, we had commitments of $28.6 million related to soy, palm and canola oil products.

We are exposed to market risk from changes in interest rates charged on our debt. The impact on earnings is subject to change as a result of movements in market rates. A hypothetical increase in interest rates of 100 basis points would result in potential reduction of future pre-tax earnings of approximately $0.6 million per year.  Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business and other factors.

Item 4.	Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting. During the fiscal quarter ended September 30, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings.

The Company is currently involved in the following legal proceedings:

On February 8, 2010 a lawsuit was filed against Smart Balance, Inc. in the Federal District Court for the Central District in California in Santa Ana, California.  The complaint alleges, among other things, violations of California’s unfair competition law, false advertising, and consumer remedies act and seeks to identify all similarly situated plaintiffs and certify them in a class action.  The Company has not yet answered the complaint, and intends to vigorously defend itself.   The Company does not expect that the resolution of this matter will have a material adverse effect on its business.

In 2007, three parties filed Oppositions to European Patent No. 0820307 relating to increasing the HDL level and the HDL/LDL ratio in Human Serum by Balancing Saturated and Polyunsaturated Dietary Fatty Acids.  In July 2010, a hearing was held on this matter in Munich,  Germany and the patent panel ruled against the Company.  The Company is awaiting the panel’s written decision and then will make a determination on whether to appeal the ruling.  The Company believes that neither this proceeding, nor its ultimate outcome, will have any material adverse effect on its business.

The Company is not a party to any other legal proceeding that it believes would have a material adverse effect on its business, results of operations or financial condition.

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

November 4, 2010	SMART BALANCE, INC. (Registrant)

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