Form 10-K
period 2010-12-31
SMART BALANCE, INC.
filed 2011-02-24
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

(Title Of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on June 30, 2010 ($4.09), as reported on the Nasdaq Global Market was approximately $240 million.

As of February 23, 2011, there were 59,999,832 shares of common stock, par value $.0001 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with its 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

SMART BALANCE, INC.

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

We believe that communicating our expectations to our stockholders is important. However, there are always events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this annual report, including the risk factors described under “Item 1A — Risk Factors”, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations we describe in our forward-looking statements. These risks include, among other things, our ability to:

•	maintain and grow those revenues derived from our Smart Balance® buttery spread products from which we generate a substantial portion of our revenue;
•	maintain margins during periods of commodity cost fluctuation;
•	introduce and expand our distribution of new products;
•	meet marketing and infrastructure needs;
•	respond to changes in consumer demand;
•	respond to adverse publicity affecting our company or industry;
•	maintain our performance during difficult economic conditions;
•	comply with new regulatory requirements;
•	maintain existing relationships with and secure new customers;
•	continue to rely on third party distributors, manufacturers and suppliers;
•	grow net sales in a competitive environment and with increasingly price sensitive consumers; and
•	maintain volume in light of price increases stemming from rises in commodities costs.

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

PART I

Item 1. Business

Overview

We are a marketer of functional food products in the U.S. and Canada primarily under the Smart Balance®, Earth Balance® and BestlifeTM trademarks. Functional food is defined as a food or a food ingredient that has been shown to support normal, healthy structures, functions and systems in the body. Our signature spreads products utilize a proprietary licensed, patented technology that is naturally free of trans fats and enhances good-to-bad cholesterol ratios when used as part of the Smart BalanceTM Food Plan. We have other product offerings utilizing our heart healthier positioning and brand leverage, including enhanced milks, peanut butters, cooking oils, mayonnaise dressing and popcorn.

We sell Smart Balance® and BestlifeTM products in grocery, mass merchandise and convenience stores. We sell similar natural and organic products under the Earth Balance® trademark primarily in the natural food channel. Our products are available in all 50 states with little presence in international markets. Earth Balance® spreads are also available in select markets in Canada. The Company also has a presence in the foodservice and industrial channels. The Smart Balance® line of products was introduced in 1996 with the launch of our buttery spreads products. Our brands of buttery spreads, as a group, have achieved growth in the total spreads market share every year since introduction. Our market share in the spreads category in 2010 was 15.3%, according to Nielsen data. We outsource production and distribution and, therefore, have no owned manufacturing facilities or warehouses.

Smart Balance® Products

The Smart Balance® line of products is available in a variety of categories, formats and sizes in the supermarket, mass merchandise and convenience store channels of distribution. In 2010, 2009 and 2008, Smart Balance® labeled products represented approximately 85%, 89% and 88% of our sales, respectively. In addition, in 2010, 2009 and 2008, our Smart Balance® buttery spreads products represented approximately 60%, 67% and 66% of our sales, respectively. The buttery spreads products are generally available throughout the United States while the other products have less distribution at the current time. The buttery spreads are also available in bulk and individual serving formats for use in the industrial and foodservice channels.

Buttery Spreads, Sticks and Sprays

Our buttery spreads are made from a patented blend of natural oils to help balance fats in the consumer’s diet and to help improve the good-to-bad cholesterol ratio when used as part of the Smart BalanceTM Food Plan. They contain no hydrogenated or partially hydrogenated oils and only trace amounts of trans fat. The original buttery spread has won awards as the best-tasting product in its category.

There are a number of varieties of our buttery spreads that offer different benefits depending on consumers’ needs. Buttery spreads are available in regular, light, low sodium, calcium, and organic versions as well as versions that use flax oil, fish oil, plant sterols and olive oil to achieve desired benefit and taste profiles.

Smart Balance® Buttery Sticks are a blend of creamery fresh butter and Smart Balance® buttery spread in a convenient stick, with 28% less saturated fat than regular butter. We also sell versions of buttery sticks with a special mix of Omega-3s from flax and fish oil. All versions are non-hydrogenated and contain zero grams of trans fat per serving.

We also market a Smart Balance® Buttery BurstTM Spray. The spray has zero calories, zero carbs and zero fats per serving and can be used as a pan spray or as a topping.

Enhanced Milks

We offer a range of enhanced milk products, with different varieties containing EPA/DHA Omega-3s, plant sterols, and added levels of calcium and protein. We use low and no fat milks enhanced with non-fat milk solids to give the taste and texture of whole or reduced fat milk. Our milk varieties include fat-free milk, 1% lowfat milk and lactose-free milk and are available in markets across the U.S.

Peanut Butters

Our peanut butter products contain ALA Omega-3 from flax oil. They have no hydrogenated oil and zero grams of trans fat per serving. Each variety is made from premium, deep-roasted peanuts and is all-natural and does not require refrigeration.

Cooking Oil and Cooking Sprays

Our cooking oil and cooking sprays are designed for use in cooking, baking and salads to aid in avoiding trans fat and hydrogenated oils. They are intended to be used for healthier food preparation.

Light Mayonnaise Dressing

Our Smart Balance® Omega PlusTM Light Mayonnaise Dressing has half the fat of regular mayonnaise, is non-hydrogenated, contains zero grams of trans fat and contains natural plant sterols and ALA Omega-3.

Microwave Popcorns

Smart Balance® Popcorns feature our patented oil blend and all varieties contain no hydrogenated oil or trans fat. Smart Balance® Popcorn varieties include Smart ‘n HealthyTM, Light Butter, and Smart Movie-StyleTM.

Smart BalanceTM Food Plan

We created the Smart BalanceTM Food Plan, incorporating many of our Smart Balance® products, in order to help consumers achieve a healthy balance of natural fats in their daily diet. The plan includes menus as well as numerous recipes. Regular exercise is required by the plan as well. Years of research have shown that combining regular exercise with the right balance of fats as a significant part of a varied diet can, among other benefits, improve a consumer’s ratio of “good” HDL cholesterol to his or her “bad” LDL cholesterol. Following our food plan will help consumers limit their intake of saturated fat, and provide valuable Omega-3s while avoiding hydrogenated oil and harmful trans fat.

Earth Balance® Products

The Earth Balance® line of products offers a variety of buttery spreads, sticks, soymilks and nut butters formulated for consumers interested in natural and organic products. Earth Balance® products represented approximately 9% of sales in 2010 and 8% in 2009 and 2008. They are primarily available in the natural and organic channel of distribution and have a small but growing presence in traditional retail outlets.

BestlifeTM Products

In the fall of 2009, we signed an exclusive global agreement with the Best Life Corporation to develop a popularly priced BestlifeTM brand, consisting of food and beverage products that offer great taste, nutrition and convenience. We introduced the BestlifeTM line of spread products in 2010, which feature partially hydrogenated oil-free products targeted to the value segment consumer. In the fourth quarter of 2010, we strengthened our control of the BestlifeTM brand by acquiring full rights for the branded food products as well as ownership of the Best Life website. We believe the brand and the website are unique assets that should provide an effective platform for expansion in the coming years.

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

As Americans have increasingly sought out new ways to maintain and improve their personal health, functional food has played an increasing role in diets. The medical community and food and drink manufacturers are responding to these demands. Goods and services that make claims of contributing to personal health through natural and non-interventionist means are becoming increasingly available.

Growth Strategy

Our goal is to become a recognized leader in providing nutritious and good tasting products for a wide variety of consumer needs. We believe the Smart Balance® brand has the potential to become a broad functional foods platform across multiple food categories. Our primary growth strategy is two-fold: (1) to drive consumer and trade awareness of our brands and (2) to increase purchase frequency by expanding product offerings and distribution in our core category of spreads and into other dairy categories. In order to drive consumer and trade awareness of our brands and add more households that prefer our products, we will continue to use marketing and promotional programs to drive trial and encourage brand loyalty. In order to increase purchase frequency and expand our product offerings and distribution, during 2008 we launched a successful distribution initiative to increase shelf presence in retailers. The effort substantially increased the average number of our products that retailers have on the shelf, especially in the spreads category. Our current dairy aisle initiative is an important part of our growth plan. Centered on the high purchase frequency of the milk category, we believe success in expanding in the dairy aisle will be a key driver toward our growth goals.

Sales and Distribution

We sell products in all 50 states. A majority of our products are sold through supermarket chains and food wholesalers. Since September 2007, we have utilized Acosta, Inc. as our primary national sales agency. We utilize Presence Marketing as our national sales agency for our Earth Balance® products in natural channels. Additionally, a small portion of our products are sold through independent food and beverage distributors.

Through Acosta, Presence and our internal regional sales managers, we work with each distributor and retailer to ensure that our products are effectively promoted. We employ periodic in-store promotions that can include informational materials about our products, sale pricing, store advertising, product sampling and product displays to generate consumer interest in our products.

We use third party distributors and a network of public warehouses to deliver product from our manufacturers to our customers.

Our largest customer in 2010 in terms of sales revenue was Wal-Mart Stores, Inc., accounting for approximately 17% of sales dollars. No other single customer accounted for more than 10% of our sales revenues in 2010.

Marketing

Our marketing efforts are designed to increase consumer awareness of and demand for our products. We employ a broad mix of marketing, including advertising (television, online and print), coupons, in-store product sampling, consumer and trade events and recipe and food plans. We use television advertising to reach a larger number of target consumers. We use online resources, including social media sites, to communicate with consumers. We use print ads in magazines with wide circulation and in special interest publications targeted to groups such as health food consumers, athletes and diabetics. We use coupons (freestanding insert newspaper and magazine coupons and store register and on-pack coupons) to help stimulate product trial and repeat purchases by providing consumers with economic incentives.

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

Manufacturing

We outsource manufacturing of our products to third-party co-packers. We do not own or operate any manufacturing facilities. Outsourcing is designed to allow us to enhance production flexibility and capacity, leverage working capital, and focus our energy and resources on marketing and sales, while substantially avoiding capital expenditures and the complication of managing a production work force. Our buttery spreads are produced by two manufacturers, one of whom has multiple locations. Our enhanced milk products have regional suppliers. Most of our other products are each supplied by a separate sole source. We believe our manufacturers have the capacity to fulfill our production needs. We will monitor capacity, service and costs and will qualify alternative sources of supply as needed.

Most of our raw materials are commodities that are broadly available from multiple sources. Key raw materials used for our products are vegetable oils, milk and peanuts. We maintain varying positions in key raw materials from time to time to stabilize supply and price as appropriate.

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

Competition

The food and beverage industry is highly competitive and numerous multinational, regional and local firms currently compete, or are capable of competing, with us. Our products compete with branded products as well as generic and private-label products of food retailers, wholesalers and cooperatives. We compete primarily on the basis of product benefits, brand recognition, brand loyalty, service, marketing, advertising, patent protections and price. Some competitors may have different profit or strategic objectives than we do. Substantial advertising and promotional expenditures are required to maintain or improve a brand’s market position or to introduce a new product. Our largest principal competitors are Unilever, ConAgra Foods, Dean Foods and Land O’ Lakes, each of whom has substantially greater market presence, longer operating histories, better distribution, and greater financial, marketing, capital and other resources than we do. Our competitors may also introduce new products or reformulate existing products that may appeal to our consumers. Most recently, some of our competitors have reformulated some of their products to remove partially hydrogenated oils; removal of partially hydrogenated oils has minimized our competitive advantage of comparing trans fat levels which was one advantage featured in our marketing programs in 2009 and 2010.

Intellectual Property

In 1996, GFA Brands, Inc. (“GFA”), with whom we merged in 2007, licensed technology from Brandeis University (“Brandeis”) relating to the use of a balanced proportion of saturated and polyunsaturated fatty acids from one or more vegetable oil sources for incorporation in food products to increase HDL and the HDL/LDL cholesterol ratio. Approximately 74% of our sales in 2010 were dependent upon this licensed, patented technology. Our agreement with Brandeis provides us with an exclusive license to this technology, which includes the following patents and applications:

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

We pay royalties to an individual who assigned a certain concept relative to peanut butter to us for U.S. Patent No. 7,344,747 encompassing our peanut butter concept. The patent will expire on January 24, 2026.

We have acquired the rights from Brandeis for the use of certain technology embodied in U.S. Patent No. 6,156,354 entitled “Hyper-absorption of vitamin E dispersed in milks” and U.S. Patent No. 6,503,545 entitled “Hyper-absorption of vitamin E combined with milk protein.”

In 2008, GFA licensed technology from Perlman Consulting, LLC (“Perlman Consulting”) relating to the stabilization of Omega-3 fatty acids in milk. Our agreement with Perlman Consulting provides us with an exclusive license to this technology. The license also includes any corresponding foreign patents and subsequent U.S. or foreign applications and any continuations, continuations-in-part, divisions and re-issues. There is a U.S. patent pending on the technology. We are required to pay royalties to Perlman Consulting for the use of the licensed technology. The amount of royalties due is based on the net sales of products covered by the licensed technology.

In 2008, we entered into a multi-year agreement with Brandeis to fund research to develop new product technologies for existing and future categories. Under the agreement, $1 million will be paid over ten years, with an option to increase funding. The bulk of support, $0.6 million, has been paid over the first three years. In return, we will receive an option to license any of the resulting technologies for use in our products. Under a new, separate agreement, we have committed $0.5 million to support research of new food technologies.

We are allowed to sublicense the licensed technology to third parties and must pay a portion of the sublicense fees to Brandeis.

We also own Patent No. 5,147,134 for a process for the continuous production of emulsions used in the blending of ingredients and Patent No. 5,027,901 for a method minimizing the corrosion of machinery via emulsions.

In total, royalty expense was $1.4 million in 2010, of which $1.1 million was related to our spreads business. In 2009, royalty expense was $1.3 million in total, of which $1.0 million was related to our spreads business.

In addition, our total research and development expenses during the last three years were approximately $0.6 million in 2010, $0.9 million in 2009 and $0.3 million in 2008.

Government Regulation

The manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by various government agencies, principally the Food and Drug Administration (“FDA”). The FDA regulates our products pursuant to the Federal Food, Drug, and Cosmetic Act, which we refer to as the FDCA, the new Food Safety Modernization Act, which we refer to as the FSMA, and the Fair Packaging and Labeling Act, which we refer to as the FPLA, and regulations thereunder. The FDCA is intended, among other things, to ensure that foods and beverages are wholesome, safe to eat and drink, and produced under sanitary conditions, and that food and beverage labeling is truthful and not deceptive. The FSMA aims to improve food safety, with an emphasis on preventing food-borne illness, by, among other things, authorizing the FDA to increase inspections of food facilities and to order recalls of tainted food products and by requiring companies to implement written food safety plans. The FPLA provides requirements for the contents and placement of information required on consumer packages to ensure that labeling is useful and informative. Our products are generally classified and regulated as food and beverage under the FDCA and are, therefore, not subject to premarket approval by the FDA. However, our products are subject to the comprehensive labeling and safety regulations of the FDA, the violation of which could result in product seizure and condemnation, injunction of business activities, or criminal or civil penalties. Furthermore, if the FDA determines, on the basis of labeling, promotional claims, or marketing by us, that the intended use of any of our products is for the diagnosis, cure, mitigation, treatment or prevention of disease, it could regulate those products as drugs and require, among other things, premarket approval for safety and efficacy.

Our advertising is subject to regulation by the Federal Trade Commission (“FTC”), pursuant to the Federal Trade Commission Act, which we refer to as the FTCA, which prohibits unfair or deceptive acts or practices including the dissemination of false or misleading advertising. Violations of the FTCA may result in a cease and desist order, injunction, or civil or criminal penalties. The FTC monitors advertising and entertains inquiries and complaints from competing companies and consumers. It also reviews referrals from industry self-regulatory organizations, including the National Advertising Division of the Council of Better Business Bureaus, Inc. (the “NAD”). The NAD administers a voluntary self-regulatory, alternative dispute resolution process that is supported by the advertising industry and serves the business community and the public by fostering truthful and accurate advertising. Any future NAD inquiries or FTC actions that result in modifications to our advertising or the imposition of fines or penalties could have a material adverse effect on our business, results of operations and financial condition.

Many dairy products, such as our enhanced milk, are highly regulated by various federal and state agencies. These regulations include laws concerning restrictions on product labeling, offering sizes and couponing activities and laws regarding minimum markup requirements. We have been, and likely will be, required to modify these product offerings and certain activities related thereto to comply with the many different regulatory rules and standards. Our products are also regulated by various agencies of the jurisdictions and foreign countries in which our products are sold. We have been, and we may be, required to alter certain products to comply with foreign or other regulatory standards.

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

Employees

Because we outsource the production and distribution of our products as well as certain selling activities, we have a small number of employees. As of December 31, 2010, we had 69 full and part time employees. We have no unionized employees. Functions performed by our employees include general management; sales, marketing and customer service; operations, quality control/quality assurance and research and development; finance and accounting; and legal and investor relations. During 2010, we streamlined our organization to fit our evolving business model.

Background

We were incorporated in Delaware on May 31, 2005 under the name Boulder Specialty Brands, Inc. in order to serve as a vehicle for the acquisition of a then unidentified operating business and/or brand in the consumer food and beverage industry. On May 21, 2007, we completed a merger with GFA, which owned and marketed the Smart Balance® line of products, among others. GFA became our wholly-owned subsidiary and is currently our operating entity. After the merger, the Boulder Specialty Brands, Inc. corporate name was changed to Smart Balance, Inc. (“Smart Balance” or the “Company”). Pursuant to the merger agreement with GFA, we paid an aggregate of $491 million in cash as merger consideration. The cash consideration for the merger was funded with cash from our December 2005 initial public offering, the proceeds of a private placement and secured debt financings.

Company Website and SEC Filings

Our corporate website is www.smartbalance.com. The information on our website is not incorporated by reference in this annual report on Form 10-K.

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

Approximately 60% of our revenues for the year ended December 31, 2010 resulted from sales of our Smart Balance® buttery spreads products, which we expect will continue to be a large percentage of sales in the future. We cannot be certain that we will be able to continue to commercialize our products or that any of our products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect continued market acceptance and profitability of Smart Balance® buttery spreads products:

•	the introduction of competitive products into the functional food market;
•	the level and effectiveness of our sales and marketing efforts;
•	continued or accelerating decline in the buttery spreads category;
•	any unfavorable publicity regarding buttery spread products or similar products;
•	litigation or threats of litigation with respect to these products;
•	the price of the product relative to other competing products;
•	price increases resulting from rising commodities costs;
•	any changes in government policies and practices related to our products and markets;
•	regulatory developments affecting the manufacture, marketing or use of these products;
•	new products or technologies which effectively render our buttery spreads products obsolete;
•	new science or research which undermines the efficacy of our buttery spreads products; and
•	adverse decisions or rulings limiting our ability to promote the benefits of our buttery spreads products and technology.

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

A limited number of supermarket chains and food wholesalers account for a substantial portion of our revenues. Smart Balance’s ten largest customers accounted for approximately 63% of sales in 2010. Our largest customer is Wal-Mart Stores, Inc., which accounted for approximately 17% of our sales in 2010. There can be no assurance that our customers will continue their relationships with us. In addition, there is no assurance that our customers will not reduce our shelf space, continue to carry the same number of our products, charge us more for shelf space or shelve our new products. A significant reduction or loss in purchase volume from Wal-Mart Stores, Inc. or other major customers could have a material adverse effect on Smart Balance’s business, results of operations and financial condition.

We are dependent on third-party manufacturers, and the loss of a manufacturer or the inability of a manufacturer to fulfill our orders or to maintain the quality of our products could adversely affect our ability to make timely deliveries of product or result in product recalls.

We do not own or operate any manufacturing facilities and are dependent on third parties for the manufacture of our products. The ability of any of our manufacturers to produce our products could be affected by catastrophic events. We currently rely on and may continue to rely on two manufacturers to produce all of our spreads. If either manufacturer were unable or unwilling to produce sufficient quantities of our products in a timely manner or renew contracts with us, we would have to identify and qualify new manufacturers, which we may be unable to do. As we expand our operations, we may have to seek new manufacturers and suppliers or enter into new arrangements with existing ones. However, only a limited number of manufacturers may have the ability to produce a high volume of our products, and it could take a significant period of time to locate and qualify such alternative production sources. In addition, we may encounter difficulties or be unable to negotiate pricing or other terms as favorable as those we currently enjoy.

There can be no assurance that we would be able to identify and qualify new manufacturers in a timely manner or that such manufacturers could allocate sufficient capacity in order to meet our requirements, which could materially adversely affect our ability to make timely deliveries of product. In addition, there can be no assurance that the capacity of our current manufacturers will be sufficient to fulfill our orders and any supply shortfall could materially and adversely affect our business, results of operations, and financial condition. Currently, some of our products are produced by a single third party source maintaining only one facility. The risks of interruption described above are exacerbated with respect to these single source, single facility manufacturers.

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

Our manufacturers are required to maintain the quality of our products and to comply with our Product Manual specifications and requirements for certain certifications. In addition, our manufacturers are required to comply with all federal, state and local laws with respect to food safety. There can be no assurance that our manufacturers will continue to produce products that are consistent with our standards or in compliance with applicable laws. We would have the same issue with new suppliers. We have occasionally received, and may from time to time receive, shipments of products that fail to conform to our standards. The failure of any manufacturer to produce products that conform to our standards could materially and adversely affect our reputation in the marketplace and result in product recalls, product liability claims and severe economic loss.

Our business model relies heavily on the skill set, experience, industry knowledge and industry contacts of our executive management team. The departure of one or more members of our executive management team could be disruptive and could have a material adverse effect on our business.

The business model we operate requires specialized skill sets to operate and manage both internal and external teams and operating entities in an efficient coordinated effort. There is a limited available talent pool for these skill sets. If we experience turnover in our executive management ranks there can be no assurance that we can smoothly transition replacements in a timely and efficient manner. Unique skill sets and industry contacts may be difficult or in some instances impossible to duplicate. In addition, historically a significant portion of our senior management’s compensation has consisted of stock options. The stock options previously granted to our senior management are currently significantly under water, meaning that the exercise prices of these options are greater than the current market value of our common stock. This decreased financial incentive could cause members of management to seek employment elsewhere. Disruption to our organization as a result of executive management turnover may have a detrimental impact on our ability to maintain our business performance on a consistent level and could have a material adverse effect on our business, financial condition, results of operations, and liquidity.

We rely on Acosta, Inc. to act as our primary sales agent and there could be significant disruption in our ability to sell products to our customers for the vast majority of our sales if our relationship was terminated

Acosta, Inc. is the largest sales agency in the U.S. and represents our product line to thousands of supermarkets and food stores. Our agreement with Acosta is terminable by either us or Acosta after satisfaction of a short notice period. The termination of our agreement would require us to seek other sales agents, likely causing significant disruption to our business, and could affect our relationships with our customers. Acosta is under new ownership which may affect our current business contacts and/or overall relationship with Acosta.

Changes in consumer preferences and discretionary spending may have a material adverse effect on our revenue, results of operations and financial condition.

The food processing industry in general and the functional food industry in particular are subject to changing consumer trends, demands and preferences. Trends within the functional food industry change often and our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced demand and price reductions, and could have a material adverse effect on our business, results of operations and financial condition. These changes might include consumer demand for new products or formulations that include health-promoting ingredients such as nutraceuticals. In 2010, repeated lower price promotions by competitors may have created expectations of future price declines and promotions. There can be no assurance that these pricing actions will not result in a loss to us of consumers and market share. Our success depends, in part, on our ability to anticipate the tastes and dietary habits of consumers and to offer products that appeal to their preferences on a timely and affordable basis.

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

Pursuing legal remedies against persons infringing on our patents or otherwise improperly using our proprietary information is a costly and time-consuming process that would divert management’s attention and other resources from the conduct of our business, which could cause delays and other problems with the marketing and sales of our products, as well as delays in deliveries. We have commenced legal actions against third parties infringing on the patents in the past and may commence similar legal actions in the future. In these legal actions, defendants are permitted to raise issues like prior art which could have the impact of invalidating or limiting the claims of our owned or licensed patents which may cause harm to our image, brand or competitive position.

We rely on a combination of common law trademark rights, U.S. federal registration rights, and trade secret laws to protect our proprietary rights. There can be no assurance that we will be able to enforce our trademark rights for current products or register trademarks or obtain common law trademark rights using “Smart Balance”, “Earth Balance” or “Bestlife” for any new product lines we may introduce. The inability to have the exclusive right to use these terms in new product names could weaken our ability to create strong brands in existing and new product categories. We are currently involved in several trademark opposition proceedings involving the registration of the Smart Balance mark in new categories. Adverse outcomes in one or more of these proceedings may hamper our ability to expand into desired categories as part of our overall growth plan.

In addition, in 2007, three parties filed Oppositions to European Patent No. 820,307 relating to increasing the HDL level and the HDL/LDL ratio in Human Serum by Balancing Saturated and Polyunsaturated Dietary Fatty Acids. We recently received a written decision of the panel which ruled against the Company. We have reviewed the written decision and intend to file an appeal. We believe that neither this proceeding, nor its outcome, will have a material adverse effect on our current business.

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

To the extent that we have registered our trademarks in foreign jurisdictions where our products are or may be sold, the protection available in such jurisdictions may not be as extensive as the protection available in the United States. Additionally, we may be unable to register the “Smart Balance”, “Earth Balance” or “Bestlife” trademarks for the products that we may want to sell in certain markets, which could adversely affect our ability to expand into any such countries.

If we fail to meet our obligations under our principal license agreement with Brandeis University, we may lose our rights to key technologies on which our business depends.

Approximately 74% of our sales for the year ended December 31, 2010 were dependent upon our principal license of certain technology from Brandeis University. The licensed technology covers all Smart Balance® spreads, shortenings and popcorn, all Earth Balance® spreads and shortenings, BestlifeTM spreads and sticks and Nucoa® spreads and sticks. The license agreement imposes obligations upon us, such as payment obligations and obligations to diligently pursue the development of commercial products under the licensed patents. If the licensor believes that we have failed to meet our obligations under the license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation, our ability to continue to sell existing products and to carry out the development and commercialization of potential products or sub-license the technology could be materially adversely affected. It is difficult to accurately quantify the economic impact on us if we defaulted under our license agreement except to conclude that our ability to continue our business could be severely adversely affected.

The expiration of our rights under the principal license agreement with Brandeis University may result in the loss of one of our key competitive advantages in the buttery spreads category, which could result in a material adverse effect on revenue and spreads volume.

The exclusive rights granted to the Company under the principal license agreement with Brandeis are set to expire upon the expiration of the term of the subject patent rights. Accordingly, in the US, the rights granted to the Company under the license agreement will expire in April of 2015. Following the expiration of these rights, the Company’s ability to maintain market share in the spreads category will be largely dependent on overall brand strength, marketing efforts and development of new technologies and failure to do so effectively could have a material adverse effect on our financial performance and condition.

The sustained economic downturn in the U.S. and abroad and related consumer sentiment could make it more difficult to sell our premium priced products and may have a detrimental impact on our third-party manufacturers, suppliers, distributors and customers, which could result in a material adverse effect on our revenue, results of operations and financial condition.

The sustained difficult economic conditions in the U.S. and abroad may negatively impact us in several ways. First, high unemployment, loss of savings and retirement funds, and a dramatic decline in the housing market, have led to a lack of consumer confidence and widespread reduction of business activity generally. Economic pressures and/or negative consumer sentiment may result in consumers purchasing less expensive alternatives, make it more difficult to sell our premium priced products, convince shoppers to switch to our brands or convince new users to choose our brands without expensive sampling programs and price promotions. Second, one or more of our manufacturers, suppliers, distributors and customers may experience cash flow problems and, therefore, such manufacturers, suppliers, distributors and customers may be forced to reduce their output, shut down their operations or file for bankruptcy protection, which in some cases would make it difficult for us to continue production of certain products, could require us to reduce sales of our products or could result in uncollectable accounts receivable. Financial difficulties or solvency problems at these manufacturers, suppliers and distributors could materially adversely affect their ability to supply us with products, which could disrupt our operations. It may be difficult to find a replacement for certain manufacturers, suppliers or distributors without significant delay or increase in cost.

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

Fluctuations in various food and supply costs could materially adversely affect our operating results.

Our manufacturers obtain most of the key ingredients used in our products from third-party suppliers. As with most food products, the availability and cost of raw materials used in our products can be significantly affected by a number of factors beyond our control, such as general economic conditions, growing decisions, government programs, weather conditions such as frosts, drought, and floods, and plant diseases, pests and other acts of nature. Because we do not control the production of raw materials, we are also subject to delays caused by interruptions in production of raw materials based on conditions not within our control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions, natural disasters, palm oil sustainability issues and boycotts of products or other catastrophic events. There can be no assurance that our manufacturers will be able to obtain alternative sources of raw materials at favorable prices, or at all, if any of them experience supply shortages. In some instances, we enter into forward purchase commitments to hedge the costs of projected commodity requirements needed to produce our finished goods. These commitments are stated at a firm price, or as a discount or premium from a future commodity price and are placed with our manufacturers. There can be no assurance that our hedging commitments will result in the lowest available cost for the commodities used in our products.

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

Our advertising is subject to regulation by the Federal Trade Commission under the Federal Trade Commission Act, which prohibits dissemination of false or misleading advertising. In addition, the National Advertising Division of the Council of Better Business Bureaus, Inc., which we refer to as NAD, administers a self-regulatory program of the advertising industry to ensure truth and accuracy in national advertising. NAD both monitors national advertising and entertains inquiries and challenges from competing companies and consumers. Should our advertising be determined to be false or misleading, we may have to pay damages, withdraw our campaign and possibly face fines or sanctions, which could have a material adverse effect on our sales and operating results.

Adverse publicity or consumer concern regarding the safety and quality of food products or health concerns, whether with our products or for food products in the same food group as our products, may result in the loss of sales.

We are highly dependent upon consumers’ perception of the safety, quality and possible dietary benefits of our products. As a result, substantial negative publicity concerning one or more of our products or other foods and beverages similar to or in the same food group as our products could lead to a loss of consumer confidence in our products, removal of our products from retailers’ shelves and reduced sales and prices of our products. Product quality issues, actual or perceived, or allegations of product contamination, even when false or unfounded, could hurt the image of our brands and cause consumers to choose other products. Further, any product recall, whether our own or by a third party within one of our categories, whether due to real or unfounded allegations, could damage our brand image and reputation. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

If we conduct operations in a market segment that suffers a loss in consumer confidence as to the safety and quality of food and beverage products, our business could be materially adversely affected. The food industry has recently been subject to negative publicity concerning the health implications of genetically modified organisms, obesity, trans fat, diacetyl, mad cow disease, avian flu and bacterial contamination, such as salmonella. Developments in any of these areas including, but not limited to, a negative perception about our proprietary formulations, could cause our operating results to differ materially from expected results. Any of these events could harm our sales and our operating results, perhaps significantly.

We have no long-term contracts with our customers which require the purchase of a minimum amount of our products. The absence of long-term contracts could result in periods during which we must continue to pay costs and service indebtedness without current revenues or with reduced revenues.

As is generally the case in the retail consumer goods industry, our customers do not provide us with firm, long-term volume purchase commitments. As a result of the absence of long-term contracts, we could have periods during which we have no or only limited orders for our products, but we will continue to have to pay our costs including costs to maintain our work force and service our indebtedness, without the benefit of current revenues or with reduced revenues. We cannot assure you that we will be able to timely find new customers to supplement periods where we experience no or limited purchase orders or that we can recover fixed costs as a result of experiencing reduced purchase orders. Periods of no or limited purchase orders for our products could have a material adverse effect on our net income, cause us to incur losses or result in violations of the debt covenants contained in our credit agreement.

The Company’s performance may be adversely affected by economic and political conditions in the U.S. and abroad.

The Company’s performance is affected by economic and political conditions in the United States and abroad. Such conditions and factors include changes in applicable laws and regulations, including changes in food and drug laws, accounting standards, taxation requirements and environmental laws. Other factors impacting our operations include recessionary conditions, the performance of businesses in hyperinflationary environments, terrorist acts and political unrest. Such changes could materially and adversely affect our business and results of operations and financial condition. In addition, unfavorable general economic conditions could affect the affordability of, and consumer demand for, some of our products. Under difficult economic conditions, consumers may seek to reduce discretionary spending by foregoing purchases of our products or by purchasing lower-priced alternatives from our competitors. The prices of our key commodities inputs, such as palm oil, soybean oil and milk, could fluctuate greatly as a result of economic and political factors.

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

Manufacturers and marketers of food and beverage products are subject to extensive regulation by the Food and Drug Administration, which we refer to as the FDA, the United States Department of Agriculture, which we refer to as the USDA, and other national, state and local authorities. For example, the Food, Drug and Cosmetic Act and the new Food Safety Modernization Act and their regulations govern, among other things, the manufacturing, composition and ingredients, packaging and safety of foods and beverages. Under these acts, the FDA regulates manufacturing practices for foods and beverages through its current “good manufacturing practices” regulations, imposes ingredient specifications and requirements for many foods and beverages and inspects food and beverage facilities and issues recalls for tainted food and beverage products. Additionally, the USDA has adopted regulations with respect to a national organic labeling and certification program. Food and beverage manufacturing facilities and products are also subject to periodic inspection by federal, state and local authorities.

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

Any changes in laws and regulations applicable to food and beverage products could increase the cost of developing and distributing our products and otherwise increase the cost of conducting our business, which would materially adversely affect our financial condition. In addition, if we fail to comply with applicable laws and regulations, including future laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on our business, financial condition, results of operations or liquidity.

The growth of our business will rely on our ability to successfully introduce products in numerous new categories and distribution channels. Recently, we have expanded Smart Balance presence in the dairy category with enhanced milks. The milk industry is highly regulated at the national, state and local levels and requires significant compliance and reporting activities. If we fail to comply with applicable laws and regulations, including future laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

We may be subject to significant liability should the consumption of any food or beverage products manufactured or marketed by us cause injury, illness or death. Regardless of whether such claims against us are valid, they may be expensive to defend and may generate negative publicity, both of which could materially adversely affect our operating results.

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

Our food or beverage products may also experience product tampering, contamination or spoilage or be mislabeled or otherwise damaged. Under certain circumstances a product recall could be initiated, leading to a material adverse effect on our reputation, operations and operating results. Recalls may be required to avoid seizures or civil or criminal litigation or due to market demands. Even if such a situation does not necessitate a recall, product liability claims could be asserted against us. A products liability judgment or a product recall involving us or a third party within one of our categories could have a material adverse effect on our business, financial condition, results of operations or liquidity and could impair the perception of our brands for an extended period of time.

We are also heavily dependent on our manufacturers for compliance with sound and lawful production of our products. Therefore, even if we have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our business, results of operations, liquidity, financial condition and brand image.

Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations, which could have a detrimental effect on our performance. A judgment that is significantly in excess of our insurance coverage for any claims could materially and adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also materially and adversely affect our reputation, which could materially adversely affect our results.

The food and beverage industry has been subject to a growing number of claims including class action lawsuits based on the nutritional content of food products as well as disclosure and advertising practices. We are currently facing and in the future may continue to face these types of claims and proceedings and, even if not, publicity about these matters (particularly directed at the quick-service and fast-casual segments of the industry) may harm our reputation and adversely affect our results. In addition, suits against our competitors can harm our business. Furthermore, the significant costs of defending these class action lawsuits often times are not covered by insurance.

Successful new product introductions are important to sustaining or growing our business and there is no guarantee that customers will accept our products for their stores or set reasonable prices for our products Even where customers accept our products, the Company still must expend resources to create consumer awareness and generate trial. In addition, competitors may offer significant price reductions, and we cannot ensure that consumers will find our products suitably differentiated from products of our competitors.

The food industry and retailers in the grocery industry use new products as a way of creating excitement and variety of choices in order to attract consumers. Our ability to develop, market, and sell new products at an appropriate price may be hampered by the inability to get shelf space for our products at a reasonable cost or once placed, have an attractive price set for our products. Competitors, many of whom have greater resources than us, vie for the same shelf placement and may offer incentives to the retailers that we cannot match. In addition, unattractive shelf placement and pricing may put us at a disadvantage to our competitors. We may need to increase our marketing and advertising spending in order to create consumer awareness, protect and grow our existing market share or to promote new products, which could impact our operating results. The inability to stay current with functional foods trends through new products could materially adversely affect our business performance.

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

The food industry is highly competitive and we compete with many companies who have greater resources than us.

The food industry is highly competitive and numerous multinational, regional and local firms currently compete, or are capable of competing, with us. Our products compete with branded products as well as generic and private-label products of food retailers, wholesalers and cooperatives. We compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising, patent protections and price. Some competitors may have different profit or strategic objectives than we do. Substantial advertising and promotional expenditures are required to maintain or improve a brand’s market position or to introduce a new product. Our largest principal competitors are Unilever, ConAgra Foods, Dean Foods and Land O’ Lakes, each of whom have substantially greater market presence, longer operating histories, better distribution, and greater financial, marketing, capital and other resources than us. Our ability to gain or maintain market share may be limited as a result of actions by competitors or by the limited advertising and promotional resources available to us.

Risks Relating to Our Secured Debt Financing

Our ability to service our debt may be limited, which could force us to reduce or delay advertising and promotional expenditures, restructure our indebtedness or seek additional equity capital.

As of December 31, 2010, we had outstanding approximately $49.0 million of secured debt.

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

As of December 31, 2010, we had outstanding approximately $49.0 million of secured debt. Any event of default could require the early repayment of the secured debt financing in whole or in part together with accrued interest on the outstanding principal balance of the secured debt financing and any other applicable penalties, including a default interest rate. If, prior to the maturity date, we are required to repay the secured debt financing in full, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the secured debt financing, and other applicable penalties, when required, our lenders could commence legal action against us to recover the amounts due. Any such action would be materially harmful to us and could require us to curtail or cease operations.

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

Our failure to comply with the covenants described above could result in an event of default under the secured debt. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding December 31, 2010 that remain unresolved.

Item 2. Properties

Our corporate headquarters are located at 115 West Century Road — Suite 260, Paramus, New Jersey 07652 and our telephone number is (201) 568-9300. We have two leases in place at this location. The initial term of the primary lease for our corporate headquarters expires May 31, 2015 and we have two options to extend for additional five-year terms. In 2009, we leased an adjacent business suite at the same facility with an initial term expiring November 30, 2013. We have an option to renew this separate lease through May 31, 2015. The annual aggregate rent for the corporate headquarters is approximately $550,000 through November 30, 2013.

We also have three lease agreements for corporate office space in Niwot, Colorado. The initial term of each of these leases expires July 31, 2012 and has the option to extend each lease for an additional thirty-six months. The annual aggregate rental expense for this facility is approximately $145,000 through July 31, 2012.

Management believes that our facilities are suitable and adequate for the Company’s needs.

Item 3. Legal Proceedings

On February 8, 2010 a lawsuit was filed against Smart Balance, Inc. in the Federal District Court for the Central District in California in Santa Ana, California. The complaint alleges, among other things, violations of California’s unfair competition law, false advertising, and consumer remedies act and seeks to identify all similarly situated plaintiffs and certify them in a class action. This suit relates only to our Nucoa® stick margarine product, which represented less than 1% of our sales in 2010. We have answered the complaint, commenced discovery and intend to continue vigorously defending the Company against this suit. A ruling on plaintiff’s class certification motion is expected in March. No matter the outcome, we do not expect that the resolution of this matter will have a material adverse effect on our business.

In 2007, three parties filed Oppositions to European Patent No. 0820307 relating to increasing the HDL level and the HDL/LDL ratio in Human Serum by Balancing Saturated and Polyunsaturated Dietary Fatty Acids. In July 2010, a hearing was held on this matter in Munich, Germany and the patent panel ruled against the Company. We recently received the panel’s written decision and reviewed the findings and intend to appeal the ruling. We believe that neither this proceeding, nor its ultimate outcome, will have any material adverse effect on our business.

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

	Common Stock
	High	Low
2009 First Quarter	$8.10	$5.26
2009 Second Quarter	$8.73	$6.94
2009 Third Quarter	$6.93	$5.54
2009 Fourth Quarter	$6.35	$4.83
2010 First Quarter	$6.90	$4.95
2010 Second Quarter	$6.92	$3.85
2010 Third Quarter	$4.37	$3.57
2010 Fourth Quarter	$4.73	$3.35

Holders

As of December 27, 2010, there were 28 holders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.

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

Unregistered Equity Sales

During the year ended December 31, 2010, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table displays equity compensation plan information as of December 31, 2010. For further information, see note 9 of “Notes to Consolidated Financial Statements.”

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	10,131,625	$8.91	2,018,375
Equity compensation plans not approved by security holders*	1,375,000	8.84	—
Total	11,506,625	$8.90	2,018,375

*	Consists of stock options granted under the Company’s Amended and Restated Inducement Award Plan, which permits the Company to award stock options to individuals not previously an employee of the Company pursuant to Nasdaq Marketplace Rule 4350.

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

This stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

Item 6. Selected Historical Financial Information

The following is a summary of selected financial data of the Company for the period from January 1, 2006 to December 31, 2010. The selected financial data should be read in conjunction with “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the notes thereto included elsewhere in this annual report (in thousands, except share data):

	Twelve Months Ended December 31,
	2010	2009	2008	2007(1)	2006
Net sales	$241,967	$239,503	$221,872	$111,038	$—
Cost of goods sold	125,131	123,974	126,904	58,715	—
Gross profit	116,836	115,529	94,968	52,323	—
Operating expenses:
Marketing	40,155	37,383	33,034	15,118	—
Selling	19,769	17,580	16,662	12,268	—
General and administrative	44,403	48,756	39,578	17,931	—
Performance based shares released from escrow	—	—	—	18,456	—
Formation and operating costs	—	—	—	—	1,925
Impairment	130,000	—	—	—	—
Total operating expenses	234,327	103,719	89,274	63,773	1,925
Operating (loss) profit	(117,491)	11,810	5,694	(11,450)	(1,925)
Other income (expense):
Interest income	—	3	292	2,450	4,220
Interest expense	(3,420)	(3,653)	(9,049)	(9,678)	—
(Loss) on derivative liability	—	(1,045)	(5,132)	(45,556)	(15,266)
Other (expense), net	(444)	(2,291)	(2,336)	(1,020)	—
Total other (expense) income	(3,864)	(6,986)	(16,225)	(53,804)	(11,046)
(Loss) income before income taxes	(121,355)	4,824	(10,531)	(65,254)	(12,971)
Provision (benefit) for income taxes	6,806	1,358	(3,563)	(706)	808
Net (loss) income	$(128,161)	$3,466	$(6,968)	$(64,548)	$(13,779)
Less: unpaid dividends on cumulative preferred stock	$—	$—	$—	$37,159	$—
Net (loss) income available for common shares	$(128,161)	$3,466	$(6,968)	$(101,707)	$(13,779)
Net (loss) income per share – basic and diluted	$(2.08)	$0.06	$(0.11)	$(4.12)	$(0.96)
Weighted average shares outstanding
Basic	61,665,824	62,630,683	62,523,742	24,667,344	14,355,945
Diluted	61,665,824	62,703,434	62,523,742	24,667,344	14,355,945

(1)	The Company acquired GFA on May 21, 2007.

	Twelve Months Ended December 31,
	2010	2009	2008	2007(1)	2006
Balance sheet data:
Cash and cash equivalents	$3,840	$7,538	$5,492	$37,649	$569
Investments held in trust – restricted	—	—	—	—	101,073
Other current assets	26,635	23,822	26,675	28,787	1,051
Property and equipment, net	5,378	4,634	4,301	1,805	—
Goodwill	248,912	374,886	374,886	374,886	—
Other intangible assets	150,017	151,089	155,223	159,646	—
Other non-current assets	3,621	3,096	1,959	3,594	3,591
Total assets	$438,403	$565,065	$568,536	$606,367	$106,284
Current liabilities	$28,938	$28,126	$26,018	$21,390	$8,578
Derivative liabilities	—	—	5,132	—	32,285
Long-term debt	44,000	51,143	69,504	119,504	—
Contract payable	5,500	—	—	—	—
Other liabilities	2,301	965	162	—	—
Deferred tax liability	44,165	43,824	46,268	53,294	—
Total liabilities	124,904	124,058	147,084	194,188	40,863
Common stock subject to possible conversion	—	—	—	—	19,661
Deferred interest income	—	—	—	—	—
Series A convertible preferred stock	—	—	—	175,657	—
Series A convertible preferred stock – par value	—	—	—	2	—
Common stock – par value	6	6	6	4	1
Additional paid-in capital	534,568	523,467	507,378	315,480	59,742
Retained deficit	(210,627)	(82,466)	(85,932)	(78,964)	(14,416)
Treasury stock	(10,448)	—	—	—	—
Total stockholders’ equity	313,499	441,007	421,452	412,179	45,327
Total liabilities and stockholders’ equity	$438,403	$565,065	$568,536	$606,367	$106,284

(1)	The Company acquired GFA on May 21, 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2010, 2009 and 2008. This section should be read in conjunction with our consolidated financial statements including the notes thereto for the periods mentioned above, which are included elsewhere in this report.

Company Overview

We are a consumer food products company that competes primarily in the retail branded food products industry and focuses on providing value-added, functional food products to consumers. Functional food is defined as a food or a food ingredient that has been shown to support normal, healthy structures, functions and systems in the body. We market buttery spreads, enhanced milks, popcorn, peanut butter, cooking oil, mayonnaise dressing and other products primarily under the Smart Balance® trademark. In the natural food channel, we sell similar natural and organic products under the Earth Balance® trademark. For the value consumer, we sell buttery spreads and sticks under the BestlifeTM trademark. Our trademarks are of material importance to our business and are protected by registration or other means in the United States and a number of international markets. Our buttery spreads business, marketed under Smart Balance®, Earth Balance®, BestlifeTM and Nucoa®, is by far our most developed product category and accounted for approximately 72% of sales for the year ended December 31, 2010. Our products are sold throughout the U.S. A majority of our products are sold through supermarket chains and food wholesalers.

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

In 2008 we launched a successful distribution initiative to increase shelf presence in retailers. The effort substantially increased the average number of our products that retailers have on the shelf, especially in the spreads category. In 2009 we created a foundation necessary to support growth over the next several years. We increased our market share and profitability in the core spreads category, established our dairy initiative, led by our enhanced milk products, and refinanced our credit facility with a strategically flexible capital structure. In 2010, we launched our three-tier spreads initiative, with products in all segments of the category. We also began national expansion of milk distribution in 2010.

We are now the number two marketer of spreads in the U.S. on a dollar basis. For the year ended December 31, 2010, our market share was 15.3%, up 0.1 points from the year ended December 31, 2009. Our market share by unit volumes sold increased to 10.1% for the year ended December 31, 2010, from 10.0% for the year ended December 31, 2009. Our strategy for Smart Balance® spreads has been to maintain price and product positioning as a premium brand. As a result, while we strengthened our margins, we lost some volume opportunities over the last 18 months as consumers continued to be price sensitive and competitors sought to increase unit share through price promotion. During the 2010 year-end holiday period we increased our promotional levels to help mitigate volume declines.

To continue to grow our presence in the spreads category, we have developed our three-tier strategy, which we believe allows us to compete in multiple segments in the spreads category, with our Earth Balance® brand in the super premium segment, our Smart Balance® brand in the healthy premium segment and our new

BestlifeTM brand in the value segment. We expect pressure in the spreads category to continue due to the economic conditions and competitive promotional activity that started mid-year in 2009.

Commodity costs have been rising across the food industry since mid-2010. Price increases have been announced by our competitors at the end of 2010 in the spreads category and we are following with price increases in the low double digit percentages effective February 2011. Due to the continued economic conditions and the price sensitive consumer, it is difficult to predict consumer reaction to the planned price increases or the challenging implications to our sales volumes.

Our current dairy aisle initiative is an important part of our growth plan. Centered on the high purchase frequency of the milk category, we believe success in expanding in the dairy aisle will be a key driver toward our growth goals. For our dairy initiative in 2009, we expanded distribution of milks to the Northeast, beyond the initial Florida market. In 2010, we expanded milk nationally and are using advertising and other marketing to drive trial. However, our ability to build trial for milk continues to be slowed by the current economic environment. For the year ended December 31, 2010, the market share of our milks was 0.3% of the total milk category for the food channel, compared to 0.2% in 2009, according to Nielsen data.

In 2009, we signed an exclusive license agreement to use the BestlifeTM brand across virtually all food and beverage categories. The Best Life program was developed by Bob Greene, Oprah’s trainer and nutritional advisor. We believe that this relationship provides us with a significant opportunity to use a targeted marketing approach to penetrate the value segment of the spreads category and other categories where the Smart Balance® brand does not participate. We began distribution of BestlifeTM spreads in March 2010. In the fourth quarter of 2010, we strengthened our control of the BestlifeTM brand by acquiring full rights for the branded food products as well as ownership of the Best Life website. We believe the brand and the website are unique assets that should provide an effective platform for expansion in the coming years as we broaden the scope of our products beyond our heart health focus.

In the third quarter of 2010, we announced the launch of Earth BalanceTM organic soymilk into Whole Foods markets nationwide. This marks a strategic expansion of the Earth Balance® brand beyond spreads into a higher velocity category and other categories over time. We plan to broaden distribution of Earth BalanceTM organic soymilk to other natural food customers in 2011.

We restructured our long-term debt in November 2009 to give the Company greater flexibility in strategic areas such as acquisitions and capital structure with higher available credit and less restrictive financial covenants than our previous facility. At the end of December 2010, our debt was $49.0 million, a reduction of $111.0 or 69% from May 21, 2007, the date of the GFA acquisition. In the fourth quarter of 2009 our board authorized a two-year, $25 million stock repurchase program, which became effective starting in March 2010. As of December 31, 2010, approximately $10.4 million was used to repurchase the Company’s shares.

During the second quarter of 2010, our revenue and earnings expectations and longer term outlook were not materializing as previously projected. The main contributors to this change in our outlook were the persistent softness in U.S. consumer confidence and the resulting intensified competitive environment for the Company’s premium products. This change in outlook for the rest of the year resulted in a significant reduction in the Company’s share price and related market capitalization. Given this decline, in connection with the preparation of the June 30, 2010 financial statements, we performed an impairment test of goodwill in accordance with ASC Topic 350 “Goodwill and Other Intangible Assets.” This test resulted in a goodwill impairment loss of $130.0 million at June 30, 2010. At December 31, 2010, the Company made a determination that there was no further impairment. See footnote 5 of our audited consolidated financial statements included elsewhere in this report.

As part of continuing efforts to right-size and realign our staff to increase efficiency and effectiveness and position Smart Balance for success in 2011 and beyond, the Company undertook two organizational restructurings in 2010. The Company reduced its total number of employees by approximately 12%. The one-time cost of the combined actions in the second quarter and the fourth quarter totaled approximately $4 million, with corresponding expected ongoing annualized savings in excess of $4 million. Due primarily to the 2010 restructurings, stock options for certain former employees were forfeited, resulting in an income statement charge to reduce related deferred tax assets (future tax benefits previously recorded). The full year amount was $3.2 million of which $3.1 million will be applied to the second quarter of 2010. Second quarter results will be revised to a net loss of $(133.1) million and a loss per share of $(2.13).

There will be additional forfeitures in 2011 related to the 2010 restructurings. Accordingly, the Company expects to recognize additional tax charges of approximately $1.0 million in the first quarter and $0.8 million in the second quarter, unless the related market value of these stock options exceed their exercise price.

Smart Balance — Results of Operations

Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009 and for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

	Years Ended December 31,
(in millions, except per share data)	2010	2009	2008
Net sales	$242.0	$239.5	$221.9
Cost of goods sold	125.1	124.0	126.9
Gross profit	116.9	115.5	95.0
Operating expenses	234.3	103.7	89.3
Operating (loss) income	(117.4)	11.8	5.7
Other (expenses) income	(4.0)	(7.0)	(16.2)
(Loss) income before income taxes	(121.4)	4.8	(10.5)
Provision (benefit) for income taxes	6.8	1.3	(3.6)
Net (loss) income	$(128.2)	$3.5	$(6.9)
Net (loss) income available to common shares	$(128.2)	$3.5	$(6.9)
Net (loss) income per common available share	$(2.08)	$0.06	$(0.11)

Net Sales:

Our net sales for the year ended December 31, 2010 increased 1.0% to $242.0 million compared with $239.5 million for 2009. The increase was due primarily to the national expansion of Smart BalanceTM enhanced milks and the introduction and distribution of BestlifeTM spreads. Offsetting this growth, Smart Balance® spreads and grocery products sales declined due to competitive promotional levels and continued consumer price sensitivity to premium products. Our net sales for the year ended December 31, 2009 increased 7.9% to $239.5 million compared with $221.9 million for 2008. The increase was primarily due to the regional expansion of milk and higher prices for spreads due to the carryover effect of increases in 2008. Net sales in 2008 reflected three price increases for our spreads products due to rapidly rising commodity costs.

Cost of Goods Sold:

The cost of goods sold for the year ended December 31, 2010 was $125.1 million compared with $124.0 million in 2009. The increase reflects higher case shipments partially offset by lower input costs. The cost of goods sold for the year ended December 31, 2009 was $124.0 million compared with $126.9 million for the year ended December 31, 2008. Increases in case shipments were more than offset by lower input costs.

Gross Profit:

Gross profit for the year ended December 31, 2010 increased 1.2% to $116.9 million compared with $115.5 million in 2009. The increase in gross profit was primarily due to higher sales volumes and lower input costs partially offset by unfavorable product mix. Gross profit for the year ended December 31, 2009 was $115.5 million compared with $95.0 million for the year ended December 31, 2008. The increase was primarily due to higher prices for our products, increased shipments and lower input costs.

Gross profit as a percentage of net sales was 48.3% for the year ended December 31, 2010 compared to 48.2% in 2009, and 42.8% in 2008. This was due primarily to lower input costs and promotion spending, partially offset by unfavorable product mix.

Operating Expenses:

Operating expenses, which includes selling, marketing and general and administrative expenses, were $234.3 million for the year ended December 31, 2010, compared with $103.7 million in 2009 and $89.3 million in 2008. Included in the 2010 amount are a goodwill impairment charge of $130 million, a restructuring charge of $4.1 million and a one-time benefit in the change in stock-based compensation expense of $1.3 million. Excluding these items, total operating expenses for the year ended December 31, 2010 were $101.5 million, a decrease of $2.2 million from 2009. The decrease primarily resulted from lower stock based compensation costs and other compensation related costs, partially offset by higher marketing and distribution costs. Operating expenses increased $14.4 million in 2009 versus 2008 primarily due to increased headcount and related costs to support future growth and higher marketing expenses to increase awareness and trial of our products. Included in operating expenses was stock-based compensation expense, as determined under authoritative accounting guidance for “share-based payments,” of approximately $11.1 million for 2010, $16.1 million for 2009 and $14.9 million for 2008. Also included in operating expenses were depreciation and amortization expenses of $5.2 million in 2010, $4.9 million in 2009, and $4.5 million in 2008.

Operating (Loss) Income:

We had an operating loss of $(117.4) million in 2010 compared to income of $11.8 million in 2009 and $5.7 million in 2008. Included in the 2010 amount are a goodwill impairment charge of $130 million, a restructuring charge of $4.1 million and a one-time benefit in the change in stock-based compensation expense of $1.3 million. Excluding these items, we had operating income of $15.4 million for 2010, a $3.6 million increase from 2009. The increase was due to lower operating expenses and increased gross profits. Operating income increased $6.1 million in 2009 versus 2008 due to the $20.5 increase in gross profit partially offset by the $14.4 million increase in operating expenses.

Other (Expense) Income:

We had other expenses of $(4.0) million in 2010 compared with $(7.0) million in 2009 and $(16.2) million in 2008. Included in 2010 other expenses was $(3.4) million of net interest expense. Included in the 2009 other expenses was $(3.7) million of net interest expense, $(1.0) million of derivative losses related to the Company’s interest rate swap, and $(1.5) million related to our debt refinancing in the fourth quarter, which included the write-off of $(1.4) million of unamortized financing costs. Included in other expenses in 2008 was net interest expense of $(8.8) million and $(5.1) million of derivative losses related to the Company’s interest rate swap.

(Loss) Income before Income Taxes:

Our income before income taxes was a loss of $(121.4) million in 2010 compared with income of $4.8 million in 2009 and a loss of $(10.5) million in 2008. Included in the 2010 amount are a goodwill impairment charge of $(130) million, a restructuring charge of $(4.1) million and a one-time benefit in the change in stock-based compensation expense of $1.3 million. Included in the operating income for 2009 were $(1.5) million of one-time expenses related to our refinancing. Excluding these items, we had income of $11.4 million in 2010, an increase of $5.1 million compared to $6.3 million in 2009. The increase was due to lower other expenses and higher operating income.

Income Taxes:

The provision for income taxes for the year ended December 31, 2010 was $6.8 million compared with $1.3 million in 2009. The effective tax rate for the year ended December 31, 2010 was (5.6%) primarily as a result of a pre-tax goodwill impairment charge, which had no tax benefit, offset by an adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options. Excluding the impairment charge and the adjustment to deferred taxes, the effective tax rate for the year ended December 31, 2010 was 41.4%. The provision for income taxes for the year ended December 31, 2009 was $1.3 million or 28.1% of pre-tax income, and included the one-time benefit of a state tax resolution. The provision for income taxes for the year ended December 31, 2008 was a benefit of $3.6 million or 33.8% of pre-tax loss.

Net (Loss) Income:

Our net loss for the year ended December 31, 2010 was $(128.2) million compared to income of $3.5 million in 2009 and a net loss of $(6.9) million in 2008. Included in the 2010 net loss are a goodwill impairment charge of $(130) million (which derived no tax benefit), a $(3.2) million reduction of deferred tax assets resulting from the forfeiture of certain non-qualified stock options, a restructuring charge of $(2.4) million (after tax) and a one-time benefit in the change in stock-based compensation expense of $0.8 million (after tax). Included in the net income for 2009 were $(0.8) million (after tax) of one-time expenses related to our refinancing. Excluding these items, net income for 2010 was $6.6 million, compared to $4.3 million in 2009. The increase of $2.3 million was due to lower income before taxes partially offset by higher taxes.

Net (Loss) Income Available to Common Shares:

Our net loss available to common shares in 2010 was $(128.2) million or $(2.08) per share compared with income of $3.5 million or $0.06 per share in 2009. Our net loss available to common shares in 2008 was $(6.9) million or $(0.11) per share. Included in the 2010 net loss is a goodwill impairment charge of $(2.11), a reduction of deferred tax assets resulting from the forfeiture of certain non-qualified stock options of $(0.05), a restructuring charge of $(0.04) and a one-time benefit in the change in stock-based compensation expense of $0.01. Included in the net income available to common shares for 2009 was $(0.01) of one-time expenses related to our refinancing. Excluding these items, net income per common share for the year ended December 31, 2010 was $0.11, compared to $0.07 in 2009.

Smart Balance — Non-GAAP Financial Measures

The Company reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”).

The Company uses the term “cash operating income” as an important measure of profitability and performance. Cash operating income is a non-GAAP measure defined as operating income excluding depreciation, amortization of intangibles, goodwill impairment, restructuring charges and stock option expense. Our management uses cash operating income for planning purposes, and we believe this measure provides investors and securities analysts with important supplemental information regarding the Company’s profitability and operating performance. However, non-GAAP financial measures such as cash operating income should be viewed in addition to, and not as an alternative for, the Company’s results prepared in accordance with GAAP. In addition, the non-GAAP measures the Company uses may differ from non-GAAP measures used by other companies. We have included reconciliations of operating income, as determined in accordance with GAAP, to cash operating income.

Our cash operating income was $33.0 million for the year 2010 compared to $32.8 million for the year 2009.

	Three Months Ended				Year Ended December 31, 2010
(in millions)	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Operating income (loss)	$5.8	$(128.8)	$3.4	$2.2	$(117.4)
Add back:
Depreciation and amortization of intangibles	1.3	1.3	1.3	1.3	5.2
Goodwill impairment	—	130.0	—	—	130.0
Restructuring	—	3.2	(0.1)	1.0	4.1
Stock option expense	3.8	1.8	3.0	2.5	11.1
Cash operating income	$10.9	$7.5	$7.6	$7.0	$33.0

	Three Months Ended				Year Ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Operating income	$3.2	$2.5	$3.5	$2.6	$11.8
Add back:
Depreciation and amortization of intangibles	1.2	1.2	1.2	1.3	4.9
Goodwill impairment	—	—	—	—	—
Restructuring	—	—	—	—	—
Stock option expense	4.0	4.0	4.1	4.0	16.1
Cash operating income	$8.4	$7.7	$8.8	$7.9	$32.8

Smart Balance — Cash Flows

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009 and the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Cash provided by operating activities for the year ended December 31, 2010 was $17.9 million compared with $18.2 million in 2009. For the year ended December 31, 2010, we had a net loss of $(124.9) million, which included a non-cash goodwill impairment charge of $(130.0) million, $(11.1) million of non-cash stock-based compensation and $(5.9) million of depreciation and amortization expense. Cash provided by operating activities in 2009 was $18.2 million compared with $19.1 million in 2008. The $0.9 million decrease was primarily due to the $5.1 million decrease in derivative liabilities from the pay down of the interest rate swap and slightly higher working capital, partially offset by higher net income of $3.5 million.

For the year ended December 31, 2010, cash used for investing activities was $(3.5) million, primarily due to the acquisition of Best Life assets. Cash used for investing activities was $(1.1) million in 2009, primarily for software development costs and the purchase of equipment. Cash used in investing activities totaled $2.6 million for the year ended December 31, 2008, which was also mainly for software development costs and the purchase of equipment.

Cash used in financing activities was $(18.1) million for the year ended December 31, 2010 compared to $(15.1) million in 2009, resulting from the repayment of debt of $(16.6) million and the purchase of treasury stock of $(10.4) million, partially offset by new financing of long term debt of $9.0. Cash used in financing activities was $(15.1) million in 2009 primarily for the repayment of debt of $(73.5) million, offset by new financing of $60.6 million. Cash used for financing activities was $(48.7) million for the year ended December 31, 2008.

Liquidity and Capital Resources

Liquidity:

Our liquidity planning is largely dependent on our operating cash flows, which is highly sensitive to changes in demand, operating costs and pricing for our major products. While changes in key operating costs, such as outsourced production, advertising, promotion and distribution, may adversely affect cash flows, we have been able to continue to generate significant cash flows by adjusting costs. Our principal liquidity requirements are to finance current operations, pay down existing indebtedness and fund future expansion. Under our Credit Agreement (as defined below), the Company can also repurchase common stock subject to a determination of its excess cash flow as defined in that agreement. In December 2009, our board of directors approved the repurchase of up to $25.0 million of shares over a two year period. During 2010, the Company repurchased approximately 2.6 million shares of its common stock for an aggregate purchase price of $10.4 million. Currently, our primary source of liquidity is cash generated by operations.

We believe that cash flows generated from operations, existing cash and cash equivalents, and borrowing capacity under the revolving credit facility should be sufficient to finance working capital requirements for our business for the next twelve months. As of December 31, 2010, $45.0 million was available for borrowing under our revolving credit facility and we had $3.8 million of cash. Developing and bringing to market other new brands and business opportunities (such as joint ventures and/or acquisitions) may require additional outside funding, which may require us to seek out additional financing arrangements.

Secured Debt Financing:

On November 4, 2009, the Company, through its wholly-owned subsidiary GFA Brands, Inc. (the “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with the various Lenders named therein (the “Lenders”), and Bank of Montreal, as Administrative Agent (the “Agent”). The Credit Agreement provides for $100.0 million in secured debt financing consisting of a $55.0 million term loan (the “Term Loan”) and a $45.0 million revolving credit facility (the “Revolver”). The Revolver includes a $5.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for swing line loans. Subject to certain conditions, the Borrower, at its option, may increase the Term Loan or increase the commitments under the Revolver (or a combination of the two) up to an aggregate additional amount of $5.0 million. Such increase may be provided by existing Lenders, or to the extent they decline to do so, by adding additional Lenders.

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

The Credit Agreement covenants include, among others: a limitation on the incurrence of additional indebtedness; a limitation on mergers, acquisitions, investments and dividend payments; and maintenance of specified financial ratios. Under the Credit Agreement, the Company must maintain (1) a Leverage Ratio that is not greater than 2.75 to 1.0 until December 30, 2011 and not greater than 2.50 to 1.0 thereafter and (2) a ratio of EBITDA to Debt Service (as defined in the Credit Agreement), in each case for the prior four fiscal quarters, of not less than 2.00 to 1.00. The Company is also limited to spending not more than $6.0 million of capital expenditures per year with any unspent funds carried over to the next twelve months. At December 31, 2010, the Company was in compliance with all of its debt covenants.

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

After the close of the transaction, total debt outstanding under the Credit Agreement totaled approximately $60.6 million comprised of $55.0 million of Term Loan debt and $5.6 million of borrowings under the Revolver. During the fourth quarter of 2009, the Company paid approximately $4.0 million on its Revolver and during the first quarter of 2010 it paid $1.1 million of its scheduled requirements. During the second quarter of 2010, the Company paid $6.5 million of which $1.6 million reduced the Revolver to zero and $4.9 million was applied against the Term Loan. During the third quarter of 2010, the Company borrowed $9.0 million under the Revolver. During the fourth quarter of 2010, the Company paid $9.0 million under the Revolver, bringing the total debt outstanding to $49.0 million as of December 31, 2010.

The interest rate under the Credit Agreement at December 31, 2010 was 4.75% while the interest rate on the unused line was 0.5%. This amount does not take into account the amount, if any, of the requirement that, beginning on December 31, 2010, the Company make an annual payment equal to 25% of excess cash flow, as defined by the Credit Agreement, unless its leverage ratio is 2.0 or less. As of December 31, 2010, the Company had a ratio of less than 2.0 and thus no prepayment was required.

The Company has recorded a contract payable of $5.5 million representing the unpaid balance on an acquisition. This amount will be paid in annual installments over the next four years, together with related interest.

The Company is required to pay the following amounts in each of the next five years:

2011	$5.0
2012	6.9
2013	39.8
2014	1.4
2015	1.4
Total	$54.5

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of December 31, 2010 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods. We expect to fund other commitments primarily with operating cash flows generated in the normal course of business.

Contractual Obligations

	Total	Due in Less Than 1 Year	Due in 1 – 3 Years	Due in 3 – 5 Years	Due in More Than 5 Years
Building Leases(1)	$2.8	$0.7	$1.4	$0.7	$—
Oil and Peanuts Purchase Commitments(2)	23.8	23.8	—	—	—
Debt Obligations(3)	54.5	5.0	46.7	2.8	—
Brandeis Contract	0.5	0.2	0.14	0.1	0.1
	$81.6	$29.7	$48.2	$3.6	$0.1

(1)	Includes: (i) a lease agreement for the lease of a corporate office facility located in Paramus, NJ with an approximate seven year life with the option to extend the lease for two additional five year terms, and (ii) three lease agreements for the lease of a corporate office facility located in Niwot, Colorado with an approximate five year life with the option to extend each lease for 36 months. Rental expense for operating leases for 2010 was $0.7 million and for the years 2011 through 2015 is shown above.
(2)	Forward purchase commitments for a portion of the Company’s projected requirement for peanuts and for palm, soy and canola oil. These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price. Based on the most recent prices the Company realized, these commitments would total approximately $23.8 million as of December 31, 2010. The commitments are expected to be liquidated by the end of the second quarter of 2011.
(3)	For more information on our debt obligations, see Note 8 located elsewhere in this report.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons.

Supply, Availability and General Risk Conditions

We contract for significant amounts of soy, palm and canola oil products to support the needs of our brands. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. In addition, we contract for the manufacture of our products with several contract manufacturers. Two contract manufacturers produce nearly all of our Smart Balance® buttery spreads products. Each of those manufacturers produces approximately one-half of the total production and one uses multiple facilities to service the required volume. We are dependent on these manufacturers for the necessary production capacity in order for us to meet our customer demands.

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

Goodwill

Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that impairment may have occurred. The impairment analysis for goodwill includes a comparison of our carrying value (including goodwill) to our estimated fair value. If the fair value of the Company does not exceed its carrying value, then an additional analysis would be performed to allocate the fair value to all assets and liabilities of the Company as if it had been acquired in a business combination and the fair value was its purchase price. If the excess of the fair value of our identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference. We completed our impairment analysis at June 30, 2010 and concluded that our estimated fair value was less than the carrying value of the recorded goodwill, and, accordingly, the Company recorded an impairment loss of $130.0 million (see footnote 5 for further details). At December 31, 2010, management reviewed its assessment of fair value and made a determination that there was no further impairment.

Other Intangibles

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

An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic, or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. In each reporting period, management also evaluates the remaining useful life of an intangible asset that is not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.

We have determined that our Smart Balance® and Earth Balance® trademarks have indefinite lives and these assets are not being amortized. We have performed our annual assessment of the Company’s indefinite lived intangible assets for impairment at June 30, 2010 and determined there was no impairment. Certain other assets acquired, primarily patent technology, have been determined to have definite lives ranging from 10 to 20 years and their costs are being amortized over their expected lives.

We generally expense legal and related costs incurred in defending or protecting our intellectual property unless it can be established that such costs have added economic value to the business enterprise, in which case we capitalize the costs incurred as part of intangible assets. The primary consideration in making the determination of whether to capitalize the costs is whether or not we can prove that the Company has been successful in defending itself against such intellectual property challenges. The second consideration for capitalization is whether such costs have, in fact, increased the economic value of our intellectual property. Legal defense costs that do not meet the considerations described above are expensed as incurred. Recovery of legal expenses as part of a settlement agreement will be recorded as a reduction of capitalized legal fees if previously capitalized with any excess recorded as income.

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

Acquisitions

We account for acquisitions using the purchase method of accounting. Under the purchase method, our consolidated financial statements reflect the operations of the acquiree starting from the date of the acquisition. In addition, assets acquired and liabilities assumed are recorded at the date of acquisition at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill.

Share-Based Compensation Expense

We have adopted appropriate accounting authoritative guidance regarding “share-based payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. For 2010, employee share-based compensation expense was $11.1 million.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements” (ASU 2010-06), to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. We adopted the fair value disclosures guidance on January 1, 2010. The adoption of the additional requirements has not had a significant impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks due primarily to changes in interest rates on our variable interest rate debt. Under our Credit Agreement, we are subject to changes in interest rates, but are not required to enter into an interest rate swap until the market LIBOR rate exceeds 1.5%. The three-month LIBOR rate at December 31, 2010 was 0.3%.

We purchase significant amounts of soy, palm and canola oil products to support the needs of our brands. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. These forward purchase commitments qualify as normal purchases and sales in the normal course of business and accordingly, do not qualify as derivatives under existing authoritative accounting guidance, namely, “Accounting for Derivative Instruments and Hedging Activities.” Based on the most recent prices for soy, palm and canola oil products, as of December 31, 2010 we had commitments of $23.8 million. We are exposed to market risk from commodity pricing changes. In order to minimize price variability and to manage risk, we enter into derivative hedging arrangements with counterparties for butter and milk. These derivatives must be net settled in cash and are marked-to-market each period within the consolidated statement of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures.  Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer, chief operating officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 15, 2011, the Company held a special meeting of its stockholders. The special meeting was held in order to vote on the following matter:

Proposal:  To approve the proposed employee stock option exchange program (“Option Exchange”) to give certain employees the opportunity to exchange stock options for a fewer number of new stock options that have approximately the same fair value as the options surrendered, as of the date of the exchange. The votes on this proposal were cast as follows:

For:	42,632,977
Against:	4,410,766
Abstain:	78,131
Broker Non-Votes	0

Therefore, in accordance with the voting results listed above, this Proposal was approved by the stockholders of the Company.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Certain information regarding our directors and executive officers is provided below:

Name	Title
Stephen B. Hughes	Chairman of the Board, Chief Executive Officer and Director
Alan S. Gever	Executive Vice President and Chief Financial Officer
Norman Matar	Executive Vice President, General Counsel and Corporate Secretary
Peter Dray	Executive Vice President, Operations and Product Development
Terrence Schulke	Executive Vice President/General Manager, Commercial Operations
Gregory Venner	Executive Vice President and Chief Consumer Officer
Christine Sacco	Vice President, Controller and Principal Accounting Officer
Robert J. Gillespie	Director
William E. Hooper	Director
Gerald J. Laber	Director
James B. Leighton	Director
James E. Lewis	Director
Robert F. McCarthy	Director
Michael R. O’Brien	Director

Stephen B. Hughes, 56, has been our chairman of the board, chief executive officer and a director since our inception in May 2005. Mr. Hughes served as the sole officer and director of Hughes Consulting, Inc. from 2004 to 2007. From 2004 to 2007, Mr. Hughes served as a director of The Cambridge Group, a leading demand strategy consulting firm headquartered in Chicago, Illinois. While with Cambridge, Mr. Hughes led or participated in securing new marketing strategy engagements with a number of major consumer packaged goods companies. From 2002 to 2004, Mr. Hughes served first as vice president of sales and then as the senior vice president of marketing and sales for White Wave Foods Company, a division of Dean Foods Company. In June 2004, Mr. Hughes was also named senior vice president of marketing and research and development for Dean Foods’ newly formed White Wave division, a $1.1 billion division with brands including Silk, Horizon, International Delight, Land-o-Lakes and Marie’s. From 2000 to 2002, he served as chairman of the board and chief executive officer of Frontier Natural Product, Inc., a privately held cooperative providing distribution services, organic ingredients and spices to the natural foods industry. Mr. Hughes holds a Bachelor of Arts degree in economics and political science from Denison University and an MBA degree with a concentration in marketing and finance from the University of Chicago. He also serves on the board of trustees for the Alexander Dawson School and as a director of B.F. Bolthouse LLC.

Alan S. Gever, 56, served as our vice president of financial planning and analysis until January 7, 2008, when he was appointed to be our executive vice president and chief financial officer. Mr. Gever has a broad-based knowledge of the financial, accounting and administrative functions of a business. While serving as our vice president of financial planning and analysis, Mr. Gever was responsible for leading internal planning, financial operations, and investor relations efforts. Mr. Gever served, from 1992 to 1999, as chief financial officer and general manager of the Nabisco Refrigerated Foods Group which sold consumer branded margarine and egg substitute products. In 2000, Mr. Gever founded ShareMax.com, an internet-based provider of strategic sourcing services to the consumer packaged goods industry. From 2001 to 2003 Mr. Gever served as chief financial officer of the Ultimate Juice Company which was, at the time, the nation’s largest fresh juice manufacturer with juice brands such as Naked Juice, Orchid Island, and Ziegler’s along with Saratoga Spring bottled water. From 2003 to May 2007, Mr. Gever was a principal of Northpointe Consulting Group LLC providing management consulting services to startup and small-cap companies primarily in the food and beverage industry. Mr. Gever received his bachelor’s degree in business management from Seton Hall University in New Jersey.

Norman Matar, 57, has been our executive vice president, general counsel and corporate secretary since January 2008. Mr. Matar comes to Smart Balance with 30 years of private practice, the last 20 with Davis & Kuelthau, S.C., where he has been on the board for 12 years. Mr. Matar has extensive experience handling all aspects of corporate legal work with both public and private firms including significant mergers and acquisitions experience. He was the lead attorney in the acquisition of GFA Brands, Inc. by the Company in May 2007. He played a key role in the development of Miller Park in Milwaukee. Mr. Matar attended Marquette University where he received his bachelor’s and doctor of jurisprudence degrees.

Peter Dray, 55, has been the company’s executive vice president of operations and product development since May 2007. Mr. Dray is a 19-year veteran of GFA Brands, has more than 30 years of food manufacturing, sales and marketing experience and 25 years as a senior operations executive. Dray has played a central role in building both the Weight Watchers® and Smart Balance® brands. He developed, perfected, and now manages the outsourced manufacturing model that is the cornerstone of the Smart Balance virtual business. Mr. Dray is a graduate of New York University, where he earned his bachelor’s degree in food & nutrition. He also received his AAS in food management from the State University of New York at Delhi.

Terrence Schulke, 56, has been our executive vice president and chief customer officer since June 2007 and has recently been appointed executive vice president/general manager, commercial operations. Mr. Schulke joined Smart Balance from Schick-Wilkinson Sword, where he most recently served as vice president North America. During Mr. Schulke’s five-year tenure there, Schick-Wilkinson Sword outpaced competition in share and profit growth in the highly innovative and hotly contested blades and razor category and posted a 9 percent annual revenue and 22 percent operating income gains. His extensive food industry experience was developed as senior vice president of U.S. Sales at Tropicana Products, a division of PEPSICO. Mr. Schulke is a graduate of State University of New York, College at Buffalo, where he earned his bachelor’s degree in communications.

Gregory Venner, 54, has been our executive vice president and chief consumer officer since June 2007. He is responsible for consumer marketing, advertising, public relations, promotion, and market research for all Smart Balance’s current brands and new products. Venner’s extensive background in the food industry comes from his various management positions at Tropicana Products, ConAgra’s Healthy Choice®, Lance and Nestle. He joined Smart Balance from Mead Johnson Nutritionals, a division of Bristol-Myers Squibb, where he most recently served as senior vice president and general manager, North America. During his six-year tenure there, he helped reverse the company’s decline through innovative initiatives in the infant formula category. Specifically, he was responsible for the growth of Enfamil’s revenue, profitability and market share from 34 to 44 percent. His efforts helped establish a category leadership position for Mead Johnson Nutritionals that they have held for the past four years that is an impressive 14 share points ahead of their competitors. Mr. Venner graduated from Lehigh University, Bethlehem, Pennsylvania, where he earned a master’s of business administration. Mr. Venner is also a graduate of Rider College in Lawrenceville, New Jersey, where he received a bachelor’s degree in marketing.

Christine Sacco, 35, has served as vice president and operations controller of the Company since January 2008. Prior to joining the Company, Ms. Sacco served as vice president, treasurer and director of financial reporting of Alpharma Inc., where she worked from October 2002 until January 2008. Alpharma Inc., which was a public company and is now a wholly-owned subsidiary of King Pharmaceuticals, Inc., provides a broad range of pharmaceutical and nutritional products for food producing animals. Ms. Sacco is a certified public accountant and holds a bachelor’s degree in accounting from St. Thomas Aquinas College.

Robert J. Gillespie, 67, has been a member of our board of directors since September 2005. Mr. Gillespie is currently the principal of Westmount Investments, LLC, a privately held investment company. In February 2006, Mr. Gillespie joined the board of directors of Kristian Regale, a private company engaged in the sparkling juice business. Mr. Gillespie also serves on the board of directors of SRV Bank and the Delbarton School. He formerly served on the boards of directors of Best Foods, FM Global Insurance Company, Advanced H2O Inc., Tiger 21, The Valley Hospital, Dominex, LLC and CSC Consumer Products, and he is the former chairman of the Sarah W. Stedman Center for Nutritional Studies at Duke University. Mr. Gillespie holds a Bachelors degree in Science from St. Mary’s University of Halifax, Canada; a Bachelors degree in mechanical engineering from Dalhousie University of Halifax, Canada; and a Master of Science degree in industrial administration from Purdue University.

William E. Hooper, 73, has been a member of our board of directors since June 2005 and has served as our marketing coordinator since May 2007. Mr. Hooper has been a senior executive in marketing and consumer communication companies for the past 40 years. As such, Mr. Hooper has had extensive experience in developing consumer marketing and advertising programs for major national consumer food companies. Mr. Hooper was an executive for 26 years, from 1964 to 1990, including serving as President and a director of WB Donor, one of the largest national independent advertising agencies in the United States. Mr. Hooper was principal of Hooper Consulting LLC, a marketing and communications consultancy working with large national advertisers and marketing companies heavily directed to the consumer food business, from 1990 to 2000. Clients included Florida Department of Citrus, Tropicana, ConAgra, Mead Johnson, Nabisco, Celestial Seasonings, and White Wave Foods. From 2000 to September 2005, Mr. Hooper served as chairman of Trahan, Burden & Charles Inc., or TBC, a mid-sized national advertising agency headquartered in New York and Baltimore that provides creative, public relations, media planning and buying, and direct marketing services to a broad spectrum of corporate customers. Among TBC’s clientele was Dow Jones & Company, Nextel Communications, Vanguard Securities, Yellow Book Directories, Gaylord Hotels, The Mills Corporation, the National Security Agency and Blue Cross and Blue Shield. Mr. Hooper holds a B.S. degree in business administration from Loyola College of Maryland and has served on the board of trustees of the Loyola College of Maryland, the National Aquarium and the St. Joseph’s Medical Center in Baltimore. He was also a member of the U.S. Army Reserve Military Police Corp. from 1958 to 1966.

Gerald J. “Bud” Laber, 67, has been a member of our board of directors since June 2005. Mr. Laber has been a private investor since 2000, when he retired after 33 years of service with Arthur Andersen. Mr. Laber was an audit partner with Arthur Andersen from 1980 to 2000 and, with the exception of a leave for military service from 1966 through 1968, was employed by Arthur Andersen from 1965 until retiring in 2000. Mr. Laber is a certified public accountant and is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Mr. Laber holds the National Association of Corporate Directors Certificate of Corporate Education. He is also a member of the advisory board of the Colorado Chapter of National Association of Corporate Directors. Currently, Mr. Laber is: (i) on the board of directors and chair of the audit committee of Scott’s Liquid Gold since February 2004, (ii) on the board of directors, chair of the audit committee and a member of the compensation committee of Allied Motion Technologies since November 2010 and (iii) president of The Catholic Foundation of Northern Colorado since January 2008. Formerly, Mr. Laber (i) served as a member of the board of directors and chair of the audit committee of Healthetech, Inc. from July 2003 to May 2006; (ii) served on the board of directors and as chair of the audit committee of Spectralink Corporation from April 2004 to March 2007; and (iii) served on the board of directors and audit committee of Applied Films Corporation from July 2004 to July 2007 (chair from October 2005 to July 2007). Each of these companies is, or was, publicly traded. Mr. Laber holds a B.S.B.A. degree with a major in accountancy from the University of South Dakota and is a member of the board of trustees of the University of South Dakota Foundation.

James B. Leighton, 54, has been a member of our board of directors since August 2007. From 2006 to 2009, Mr. Leighton served as the senior vice president of operations and supply chain and is currently president of foodservice and international businesses of Perdue Farms Incorporated, a large, privately-held poultry company. From 2002 to 2006, Mr. Leighton served as the senior vice president of operations of Conagra Foods, Inc., one of the largest food companies in the United States. Mr. Leighton holds a B.S.B.A. degree in business administration and industrial relations from the University of Iowa and a Masters degree in Business Administration from Keller Graduate School of Management. Mr. Leighton serves on the non-profit Foundation and Corporation Boards for Atlantic General Hospital.

James E. Lewis, 61, has been a director of Smart Balance since inception in May 2005 and served as our vice chairman until May 14, 2007. Since 1991, Mr. Lewis has served as chairman and chief executive of Jeltex Holdings, LLC. Currently, Mr. Lewis is the sole officer and director of Jeltex. The Jeltex group has been comprised of significant or controlling ownership stakes acquired, held and sold for Mr. Lewis’ personal account in a vertically integrated group of private food businesses engaged in vegetable farming, fresh produce distribution, manufacture of canned foods and retail grocery distribution. Today, Mr. Lewis and his spouse hold a controlling interest in Centennial Specialty Foods Corporation, a public company engaged in the manufacture and marketing of specialty branded, quality ethnic Southwestern canned sauces and food products. Mr. Lewis is a certified public accountant and is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. He holds a BBA degree in accounting from Texas Tech University.

Robert F. McCarthy, 61, has been a member of our board of directors since June 2005. Since 2004, Mr. McCarthy has been active in advising several consumer packaged goods companies and managing his personal investments. From 1998 to 2004, Mr. McCarthy co-led the roll-up of the consumer packaged goods food sales agency business that resulted in the creation of a national agency, Acosta Sales and Marketing Company. From 1998 to 2004, Mr. McCarthy served as president of the Acosta Grocery Channel, the grocery division of Acosta Sales and Marketing. Mr. McCarthy holds a BBA degree in marketing from the University of Notre Dame and a Master of Management degree from the Kellogg School of Business at Northwestern University.

Michael R. O’Brien, 66, was a member of our board of directors from June 2005 to November 2005 and was a senior advisor to us until August 2007, when he was appointed to our board of directors. Mr. O’Brien co-founded Catalina Marketing Corporation, a direct marketing company, in 1983, and served as Catalina’s president until 1989 and as its chairman of the board and chief executive officer until 1992. Since 1992, Mr. O’Brien has been chairman emeritus of, and a consultant to, Catalina. Catalina was founded to develop and distribute behavior-based communications for consumer packaged goods and pharmaceutical products manufacturers, marketers and retailers. Currently, Mr. O’Brien serves on Catalina’s board of directors. Mr. O’Brien has previously served on the boards of directors of MemberWorks and Imagitas, Inc. MemberWorks designs and markets innovative membership programs that offer members access to significant savings at national brand name service providers and merchants, while membership organizations receive royalties in exchange for providing MemberWorks with members. Imagitas is a targeted direct mail marketing company serving Federal and state governmental agencies such as the U.S. Postal Service and corporate clients such as Home Depot and Ford. Imagitas was sold to Pitney Bowes Inc. in 2005. Mr. O’Brien attended the University of Kansas from 1961 – 1965.

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

Other information concerning directors, executive officers and corporate governance is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2011 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before May 2, 2011.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2011 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before May 2, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2011 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before May 2, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2011 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before May 2, 2011.

Item 14. Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2011 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A on or before May 2, 2011.

PART IV

Item 15. Exhibits; Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules. Smart Balance’s 2010 financial statements, together with the report of Ehrhardt Keefe Steiner & Hottman PC, are listed on the index preceding the financial statements at the end of this report. The schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b) Exhibits.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Smart Balance, Inc.(1)
3.2	Bylaws of Smart Balance, Inc. (f/k/a Boulder Specialty Brands, Inc.)(2)
4	Specimen Common Stock Certificate of Smart Balance, Inc.(3)
10.1	Credit Agreement, dated as of November 4, 2009, by and among GFA Brands, Inc., as borrower, Smart Balance, Inc., as parent, the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto, and Bank of Montreal, as administrative agent(4)
10.2	Letter of Understanding by and between GFA Brands, Inc. and Kagome Creative Foods, Inc., dated as of March 5, 2010.(11)
10.3	License Agreement, dated as of June 18, 1996, by and between Brandeis University and GFA Brands, Inc.(5)
10.4	Manufacturing Agreement for Margarine and Spreads, dated March 2, 2007 by and between GFA Brands, Inc. and Ventura Foods, LLC(6)
10.5	Second Amended and Restated Stock and Award Plan(7)
10.6	Form of Stock Option Award Agreement(8)
10.7	Amended Form of Stock Option Agreement(9)
10.8	Form of Change of Control Agreement
10.9	Financial Performance Incentive Program
18	Preferability Letter from Independent Public Accountants(10)
21	Subsidiaries
23	Consent of Ehrhardt Keefe Steiner & Hottman PC
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 4.1 to our current report on Form 8-K, filed with the SEC on May 25, 2007.
(2)	Incorporated by reference to Exhibit 3.2 to our registration statement on Form S-1 filed with the SEC on July 1, 2005 (File No. 333-126364).
(3)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our registration statement on Form S-1 filed with the SEC on August 26, 2005.
(4)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on November 6, 2009.

(5)	Incorporated by reference to Exhibit 10.45 to our current report on Form 8-K filed with the SEC on May 25, 2007.
(6)	Incorporated by reference to Exhibit 10.46 to our current report on Form 8-K filed with the SEC on May 25, 2007.
(7)	Incorporated by reference to Exhibit (d)(i) to the Tender Offer Statement on Schedule TO filed by us with the SEC on February 11, 2011.
(8)	Incorporated by reference to Exhibit 10.47 to our current report on Form 8-K filed with the SEC on May 25, 2007.
(9)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on November 6, 2008.
(10)	Incorporated by reference to Exhibit 18 to our quarterly report on Form 10-Q filed with the SEC on May 9, 2008.
(11)	Incorporated by reference to Exhibit 10.2 to our current report on Form 10-K filed with the SEC on March 10, 2010.
*	Management remuneration agreements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 24th day of February, 2011.

SMART BALANCE, INC.
By: /s/ Stephen B. Hughes Stephen B. Hughes Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date
/s/ Stephen B. Hughes Stephen B. Hughes	Chairman and Chief Executive Officer, Director (Principal Executive Officer)	February 24, 2011
/s/ Alan S. Gever Alan S. Gever	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2011
/s/ Christine Sacco Christine Sacco	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2011
/s/ Robert J. Gillespie Robert J. Gillespie	Director	February 24, 2011
/s/ William E. Hooper William E. Hooper	Director	February 24, 2011
/s/ Gerald J. Laber Gerald J. Laber	Director	February 24, 2011
/s/ James B. Leighton James B. Leighton	Director	February 24, 2011
/s/ James E. Lewis James E. Lewis	Director	February 24, 2011
/s/ Robert F. McCarthy Robert F. McCarthy	Director	February 24, 2011
/s/ Michael R. O’Brien Michael R. O’Brien	Director	February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Smart Balance, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Smart Balance, Inc. and Subsidiary (“the Company”) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smart Balance, Inc. and Subsidiary as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Smart Balance, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Ehrhardt Keefe Steiner & Hottman PC

Denver, Colorado
February 24, 2011

SMART BALANCE, INC. AND SUBSIDIARY

Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$3,840	$7,538
Accounts receivable, net of allowance of: $261 (2010) and $345 (2009)	12,960	11,970
Accounts receivable – other	755	650
Income taxes receivable	—	1,131
Inventories	7,949	5,812
Prepaid taxes	—	405
Prepaid expenses and other assets	2,651	3,392
Deferred tax asset	2,320	462
Total current assets	30,475	31,360
Property and equipment, net	5,378	4,634
Other assets:
Goodwill	248,912	374,886
Intangible assets, net	150,017	151,089
Deferred costs, net	1,467	2,111
Other assets	2,154	985
Total other assets	402,550	529,071
Total assets	$438,403	$565,065
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$23,481	$22,626
Income taxes payable	457	—
Current portion of long term debt	5,000	5,500
Total current liabilities	28,938	28,126
Long-term debt	44,000	51,143
Deferred tax liability	44,165	43,824
Contract payable	5,500	—
Other liabilities	2,301	965
Total liabilities	124,904	124,058
Commitment and contingencies
Stockholders’ equity
Convertible Preferred stock, $.0001 par value, 50,000,000 shares authorized;	—	—
Common stock, $.0001 par value, 250,000,000 shares authorized; 62,630,683 (2010 and 2009) issued and 59,999,832 and 62,630,683 outstanding in 2010 and 2009, respectively	6	6
Additional paid in capital	534,568	523,467
Retained deficit	(210,627)	(82,466)
Treasury stock at cost (2010 – 2,630,851 shares)	(10,448)	—
Total stockholders’ equity	313,499	441,007
Total liabilities and stockholders’ equity	$438,403	$565,065

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY

Consolidated Statements of Operations
(in thousands except per share data)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net sales	$241,967	$239,503	$221,872
Cost of goods sold	125,131	123,974	126,904
Gross profit	116,836	115,529	94,968
Operating expenses:
Marketing	40,155	37,383	33,034
Selling	19,769	17,580	16,662
General and administrative	44,403	48,756	39,578
Goodwill impairment	130,000	—	—
Total operating expenses	234,327	103,719	89,274
Operating (loss) income	(117,491)	11,810	5,694
Other income (expense):
Interest income	—	3	292
Interest expense	(3,420)	(3,653)	(9,049)
Loss on derivative liability	—	(1,045)	(5,132)
Other expense, net	(444)	(2,291)	(2,336)
Total other income (expense)	(3,864)	(6,986)	(16,225)
(Loss) profit before income taxes	(121,355)	4,824	(10,531)
Provision (benefit) for income taxes	6,806	1,358	(3,563)
Net (loss) income	$(128,161)	$3,466	$(6,968)
Net (loss) income available for common shares	$(128,161)	$3,466	$(6,968)
Net (loss) income per share – basic and diluted	$(2.08)	$0.06	$(0.11)
Weighted average shares outstanding:
Basic	61,665,824	62,630,683	62,523,742
Diluted	61,665,824	62,703,434	62,523,742

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash flows from operating activities
Net (loss) income	$(128,161)	$3,466	$(6,968)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of intangibles	5,227	4,905	4,497
Amortization of deferred financing costs	665	1,820	1,782
Deferred income taxes	(1,518)	(2,256)	(6,596)
Stock based compensation	11,101	16,090	14,896
Impairment loss	130,000	—	—
(Decrease) increase in derivative liabilities	—	(5,132)	5,132
Changes in assets and liabilities:
Accounts receivable	(990)	2,313	(2,550)
Income tax receivable	1,131	(1,131)	—
Inventories	(2,108)	3,510	(2,120)
Prepaid expenses and other current assets	1,041	(2,027)	6,353
Accounts payable and accrued expenses	1,480	(3,354)	4,642
Net cash provided by operating activities	17,868	18,204	19,068
Cash flows from investing activities
Acquisition of assets	(2,000)	—	—
Purchase of property and equipment	(1,348)	(1,172)	(2,920)
Patent defense costs	(106)	—	—
Capitalization of legal settlement	—	68	350
Net cash (used in) investing activities	(3,454)	(1,104)	(2,570)
Cash flows from financing activities
Proceeds from issuance of long term debt	9,000	60,643	—
Repayment of debt	(16,643)	(73,504)	(50,000)
Payments for offering and loan costs	(21)	(2,193)	—
Purchase of treasury stock	(10,448)	—	—
Proceeds from stock-related legal settlement	—	—	1,345
Net cash (used in) financing activities	(18,112)	(15,054)	(48,655)
Net (decrease) increase in cash for the period	(3,698)	2,046	(32,157)
Cash – Beginning of period	7,538	5,492	37,649
Cash – End of period	$3,840	$7,538	$5,492

See accompanying notes to the consolidated financial statements

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes, net of refunds	$6,245	$5,201	$(2,032)
Interest	$3,132	$8,915	$8,112
Summary of non-cash activity:

In connection with an acquisition, the Company acquired certain business assets for a purchase price of $7,500, of which $2,000 was paid upon closing. The remaining $5,500 is classified as a contract payable and is included within total liabilities. The related purchase price allocation is as follows:

Inventory	$28
Property and equipment	545
Total net tangible assets	573
Identifiable intangible assets:
Subscription database	2,900
Goodwill	4,027
Total purchase price allocation	$7,500

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY

Statement of Changes in Stockholders’ Equity
For the years ended December 31, 2010, 2009 and 2008
(in thousands except shares)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	62,630,683	$6	—	$—	$507,377	$(85,932)	$421,451
Stock compensation expense	—	—	—	—	16,090	—	16,090
Net income	—	—	—	—	—	3,466	3,466
Balance at December 31, 2009	62,630,683	6	—	—	523,467	(82,466)	441,007
Stock compensation expense	—	—	—	—	11,101	—	11,101
Purchase of treasury stock	(2,630,851)		2,630,851	(10,448)	—	—	(10,448)
Net loss	—	—	—	—	—	(128,161)	(128,161)
Balance at December 31, 2010	59,999,832	$6	2,630,851	(10,448)	$534,568	$(210,627)	$313,499

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

2.  Summary of Significant Accounting Policies

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2010 and 2009, the Company did not have any cash equivalents.

Accounts receivable

Accounts receivable are carried at original invoice amount less allowances for cash discounts and doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Bad debt expense was not material to the Company for the years ended December 31, 2010 and 2009. Recoveries of receivables previously written off are recorded when received. The Company does not charge interest on past due receivables.

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

Goodwill

Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that impairment may have occurred. The impairment analysis for goodwill includes a comparison of the Company’s carrying value (including goodwill) to the Company’s estimated fair value. If the fair value of the Company does not exceed its carrying value, then an additional analysis would be performed to allocate the fair value to all assets and liabilities of the Company as if the Company had been acquired in a business combination and the fair value was its purchase price. If the excess of the fair value of the Company over the fair value of its identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference. We completed our impairment analysis at June 30, 2010 and concluded that our estimated fair value was less than the carrying value of the recorded goodwill, and, accordingly, the Company recorded an impairment loss of $130,000 (see footnote 5 for further details). At December 31, 2010, the Company reviewed its assessment of fair value and made a determination that there was no further impairment.

SMART BALANCE, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(in thousands except shares and per share)

2.  Summary of Significant Accounting Policies  – (continued)

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

The Company has determined that its Smart Balance® and Earth Balance® trademarks have indefinite lives and these assets are not being amortized. The Company has performed its annual assessment of its indefinite lived intangible assets for impairment and determined that there was no impairment. Certain other assets acquired, primarily patent technology, have been determined to have definite lives ranging from 10 to 20 years and their costs are being amortized over their expected lives.

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

Shipping and handling costs

Shipping and handling costs to external customers for 2010, 2009 and 2008 were approximately $15,900, $13,000 and $12,800 respectively, and were included in selling expense. Internal shipping and handling costs are capitalized within inventory and recognized within costs of goods sold in the consolidated statements of operations when related products are sold to external customers.

Deferred compensation plan

The Company implemented a deferred compensation plan, effective January 1, 2008, which is funded by whole life insurance in which employee participants elect to defer a certain portion of their base salary and or bonus. The participant’s cash deferrals earn a return based on the participant’s investment in several investment options.

During 2010, the plan assets were less than the liability by $183 due to slightly lower returns on plan assets and the up-front cost of life insurance and thus compensation expense was increased by this amount. The total of participant deferrals, which is reflected in long-term employee related liabilities and other, was $1,196 and $966 at December 31, 2010 and 2009, respectively.

SMART BALANCE, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(in thousands except shares and per share)

2.  Summary of Significant Accounting Policies  – (continued)

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

Earnings (loss) per share of common stock

Basic earnings (loss) per share is computed by dividing net income or loss applicable to common stockholders by the weighted-average shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average shares outstanding adjusted for any additional common shares that would have been outstanding if all of the potential dilutive common shares had been issued. Potential dilutive common shares outstanding would primarily include stock options. The following table summarizes stock options not included in the computation of diluted earnings per share (EPS):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Stock options excluded due to option price being greater than market value	11,114,125	11,881,000	11,327,000
Stock options excluded due to anti-dilution	392,500	370,530	717,500
Founding director warrants excluded due to anti-dilution	—	—	1,000,000

Segments

Authoritative accounting guidance requires segment information to be prepared using the “management” approach. The management approach is based on the method that management organizes the segments within the Company for making operating decisions and assessing performance. The Company evaluates all products, makes operating decisions and performance assessments based on a total company approach and therefore considers itself as having only one segment. The Company’s buttery spreads business, marketed under Smart Balance®, Earth Balance®, BestlifeTM and Nucoa®, is by far the most developed product segment and accounted for approximately 72% of sales in 2010 and 75% of 2009 sales.

SMART BALANCE, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(in thousands except shares and per share)

2.  Summary of Significant Accounting Policies  – (continued)

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

At December 31, 2010 and December 31, 2009, information about inputs into the fair value measurements of the Company’s assets and liabilities that are made on a recurring basis was as follows:

	As of December 31, 2010
	Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deferred compensation	$1,013	$—	$1,013	$—
Derivative assets	287	—	287	—
Total assets	$1,300	$—	$1,300	$—
Liabilities:
Deferred compensation	$1,196	$—	$1,196	$—

	As of December 31, 2009
	Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deferred compensation	857	—	857	—
Derivative assets	155	—	155	—
Total assets	$1,012	$—	$1,012	$—
Liabilities:
Deferred compensation	$966	$—	$966	$—

SMART BALANCE, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(in thousands except shares and per share)

2.  Summary of Significant Accounting Policies  – (continued)

Research and development

Research and development expenses are charged to operations when incurred and amounted to $600 for 2010, $928 for 2009 and $256 for 2008.

Derivative instruments

The primary risks managed by derivative instruments are exposure to changes in commodity prices. The Company accounts for its derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging”, which requires the recognition of all derivative instruments as either assets or liabilities in the Consolidated Balance Sheet at fair value.

On the date on which the Company enters into a derivative, it must determine whether or not to designate the derivative as a hedge.

Income taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2010, there was a valuation allowance of $160 recorded for certain state tax purposes, the realization of which is not determined to be “more likely than not”. For the year ended December 31, 2010, the effective tax rate was lower than the statutory rate because of a goodwill impairment that derived no tax benefit. For the year ended December 31, 2009, the effective tax rate was lower than the statutory rate because of a one-time benefit from a state tax resolution. For the year ended December 31, 2008, the effective tax rate was higher than the statutory tax rate primarily due to the effect of the change in derivative liabilities since such losses are not deductible for income tax purposes.

The Company records a liability for all tax positions if it is not “more likely than not” that the position is sustainable based on its technical merits.

Advertising

Advertising costs are charged to operations (selling, general and administrative expenses) when incurred and amounted to $25,868 for 2010, $20,098 for 2009 and $21,519 for 2008. The Company expenses the cost of production for commercials when the commercial is first run. As of December 31, 2010 and 2009, $836 and $2,067, respectively, were recorded as prepaid as these commercials had not yet run.

Share-based compensation expense

The Company records share-based compensation in accordance with ASC Topic 718, “Compensation —  Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Employee share-based compensation expense was $11,101 for 2010, $16,090 for 2009 and $14,896 for 2008.

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

SMART BALANCE, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(in thousands except shares and per share)

2.  Summary of Significant Accounting Policies  – (continued)

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short term investments and trade receivables. The Company maintains the majority of its cash and cash equivalents in the form of demand deposits with financial institutions that management believes are creditworthy. At December 31, 2010, the cash balances in these institutions exceeded federally insured amounts. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base. The Company does have one customer that accounted for approximately 17% of sales for 2010. The aggregate accounts receivable from this customer amounted to approximately 21% of the accounts receivable balance outstanding at December 31, 2010. The Company also has one product category, “spreads” which accounted for 72% of total revenue for the year ended December 31, 2010. Approximately 74% of its revenues for 2010 came from products utilizing licenses from Brandeis University.

Recently issued accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements” (ASU 2010-06), to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted the fair value disclosures guidance on January 1, 2010. The adoption of the additional requirements has not had a significant impact on the Company’s financial statements.

3.  Property and Equipment

Property and equipment consist of the following:

	December 31, 2010	December 31, 2009
Software development costs	$5,231	$3,857
Equipment	1,244	771
Furniture and fixtures	1,021	976
Leasehold improvements	342	342
Gross assets	7,838	5,946
Less: Accumulated depreciation	(2,460)	(1,312)
Property and equipment, net	$5,378	$4,634

Depreciation expense for the years ended December 31, 2010 and December 31, 2009 were $1,149 and $839 respectively.

SMART BALANCE, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(in thousands except shares and per share)

4.  Intangible Assets

The following is a summary of intangible assets and goodwill as of December 31, 2010 and 2009:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Adjustments	Net Carrying Value
Patent technology	$40,000	$(14,477)	$—	$38	$25,561
Supply relationship	1,000	(246)	—	—	754
Trademarks	121,152	—	—	(350)	120,802
Subscription database	2,900	—	—	—	2,900
Goodwill	378,912	—	(130,000)	—	248,912
December 31, 2010	$543,964	$(14,723)	$(130,000)	$(312)	$398,929

	Gross Carrying Amount	Accumulated Amortization	Impairment	Adjustments	Net Carrying Value
Patent technology	$40,000	$(10,465)	$—	$(68)	$29,467
Supply relationship	1,000	(180)	—	—	820
Trademarks	121,152	—	—	(350)	120,802
Goodwill	374,886	—	—	—	374,886
December 31, 2009	$537,038	$(10,645)	$—	$(418)	$525,975

Adjustments to trademarks relate to a legal settlement received of $367 and serve to reduce related costs previously capitalized. Additional spending of $16 during the period accounted for the difference. Adjustments to patent technology primarily relate to the capitalization of legal costs associated with the Company’s licensed patents from Brandeis University. The subscription database recorded in connection with a 2010 acquisition will be amortized on a straight-line basis over a period of 5 years. Amortization expense was $4,078 for the twelve months ended December 31, 2010. At June 30, 2010, the Company recognized an impairment loss of $130,000 (see footnote 5 for further details).

Based on the Company’s amortizable intangible assets as of December 31, 2010, amortization expense is expected to be approximately $4,700 for each of the next five fiscal years.

5.  Goodwill Impairment

As required under ASC Topic 350 “Goodwill and Other Intangible Assets”, the Company routinely reviews the carrying value of its net assets, including goodwill, to determine if any impairment has occurred. A review was conducted at year-end 2009, at which time, based on existing conditions and management’s outlook, the Company determined there was no impairment.

Revenue and earnings expectations for full year 2010 and the longer-term outlook did not appreciably change in the first quarter of 2010 from those at year-end 2009. However, during the second quarter of 2010, it became apparent that some of the underlying growth rates and market assumptions used in the December 2009 outlook were not materializing as projected and that an indication of impairment was likely. The main contributors to this change in outlook were the persistent softness in U.S. consumer confidence, which the Company believes has heightened consumer price sensitivity for the premium priced branded products in its markets. In addition, in response to the impact of this ongoing macroeconomic softness, the competitive environment for the Company’s premium products continued to intensify during the second quarter, requiring the Company to reevaluate and increase its planned levels of marketing and promotional support to remain competitive. This change in go-to-market strategy had a dampening effect on the Company’s overall financial expectations for the second quarter as well as its forward-looking financial projections for the

SMART BALANCE, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(in thousands except shares and per share)

5.  Goodwill Impairment  – (continued)

balance of the year. As a result, the Company issued a press release on June 14, 2010, revising downward its financial outlook for 2010, which resulted in a significant reduction in the Company’s share price and related market capitalization.

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

The Company determined the fair value of its net assets primarily using a discounted cash flow (income) approach. Under the income approach, the Company also considered a variation of the market approach which was based on the Company’s market capitalization. The Company used growth assumptions it considered reasonable in light of current conditions and its change in strategies and goals. The Company also used numerous other assumptions including weighted average costs of capital to discount cash flows. Accordingly, the carrying value of the Company’s net assets exceeded the estimated fair value of the Company’s net assets, indicating the second step of the impairment test was necessary.

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

At December 31, 2010, the Company made a determination that there was no further impairment. However, any significant adverse change in the assumptions the Company used in determining fair value could have a further significant impact on the recoverability of the Company’s goodwill and could have a material impact on its consolidated financial statements. The Company’s growth plans include new products which are highly dependent on consumer acceptance, retail placement and the Company’s effectiveness in marketing strategies.

In conjunction with performing an impairment test of goodwill in connection with the preparation of the December 31, 2010 financial statements, the Company also performed an impairment test of its indefinite-lived intangible assets, namely, trade-names. The Company used an income approach (relief-from-royalty method) to measure the fair value of these intangibles. The result of this assessment indicated that the fair value of these other intangible assets was not below their carrying values and therefore no impairment was recorded. For other long-lived intangible assets, namely patents, the Company complied with the general valuation requirements set forth under ASC Topic 360 “Accounting for the Impairment of Long-Lived Assets.” The result of this assessment indicated that no impairment existed.

SMART BALANCE, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(in thousands except shares and per share)

6.  Restructuring and Other Actions

In connection with the restructuring of the Company to improve future operations, severance charges associated with workforce reductions and other facility closure and exit costs were recorded during 2010. For the year ended December 31, 2010, the consolidated statement of operations includes restructuring charges of $4,133 which are comprised of $3,732 of severance benefits and $401 for abandoned leased office space costs. These costs were incurred during the second and fourth quarters and are included within operating expenses and classified as general and administrative charges on the consolidated income statement.

The consolidated balance sheet as of December 31, 2010 includes accruals relating to the restructuring program of $3,266. The following table sets forth the activity affecting the accrual during the year ended December 31, 2010:

	Severance	Other Closure and Exit Costs	Total
Balance as of December 31, 2009	$—	$—	$—
Charges incurred	3,848	401	4,249
Cash payments	(807)	(60)	(867)
Adjustments	(116)	—	(116)
Balance as of December 31, 2010	$2,925	$341	$3,266

Adjustments recorded during 2010 relate to the resolution of contractual conditions related to severance agreements and are included within the consolidated statement of operations.

The current portion of liabilities for accrued restructuring costs as of December 31, 2010 is $2,166 and is reflected in accrued expenses and the remaining liability of $1,100 is reflected in other liabilities. The liabilities for other closure and exit costs primarily relate to contractually required lease obligations and other contractually committed costs associated with abandoned office space. The Company expects to pay the remaining restructuring obligations within 3 years, with the majority of the obligations being paid within 1.5 years.

7.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2010	December 31, 2009
Accounts payable	$11,680	$8,374
Accrued trade spend	3,402	4,068
Accrued marketing	1,455	4,221
Accrued restructuring	2,166	—
Accrued other	4,778	5,963
Total	$23,481	$22,626

8.  Long Term Debt

On November 4, 2009, the Company, through its wholly-owned subsidiary GFA Brands, Inc. (the “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with the various Lenders named therein (the “Lenders”), and Bank of Montreal, as Administrative Agent (the “Agent”). The Credit Agreement provides for $100,000 in secured debt financing consisting of a $55,000 term loan (the “Term Loan”) and a $45,000 revolving credit facility (the “Revolver”). The Revolver includes a $5,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swing line loans. Subject to certain conditions, the Borrower, to the extent existing Lenders decline to do so by adding additional Lenders, may increase the

SMART BALANCE, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(in thousands except shares and per share)

8.  Long Term Debt  – (continued)

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

The Credit Agreement contains covenants that are customary for agreements of this type. These covenants include, among others: a limitation on the incurrence of additional indebtedness; a limitation on mergers, acquisitions, investments and dividend payments; and maintenance of specified financial ratios. Under the Credit Agreement, the Company must maintain (1) a Leverage Ratio that is not greater than 2.75 to 1.0 until December 30, 2011 and not greater than 2.50 to 1.0 thereafter and (2) a ratio of EBITDA to Debt Service (as defined in the Credit Agreement), in each case for the prior four fiscal quarters, of not less than 2.00 to 1.00. The Company is also limited to spending not more than $6,000 of capital expenditures per year with any unspent funds carried over to the next twelve months. At December 31, 2010, the Company was in compliance with all of its covenants.

The failure to satisfy covenants under the Credit Agreement or the occurrence of other specified events that constitute an event of default could result in the acceleration of the repayment obligations of the Borrower. The Credit Agreement contains customary provisions relating to events of default for agreements of

SMART BALANCE, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(in thousands except shares and per share)

8.  Long Term Debt  – (continued)

this type. The events of default include, among others: the nonpayment of any outstanding principal, interest, fees or other amounts due under the Credit Agreement; certain bankruptcy events, judgments or decrees against the Company or the Borrower; cross defaults to other indebtedness exceeding $5,000; a change in control (as defined in the Credit Agreement) of the Company or the Borrower; and the failure to perform or observe covenants in the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by the Company and all existing and future subsidiaries of the Borrower. The Borrower, the Company and the other guarantors granted to the Agent, for the benefit of the Lenders, a security interest in substantially all of its respective assets, including, among other things, patents, patent licenses, trademarks and trademark licenses.

After the close of the transaction, total debt outstanding under the Credit Agreement totaled approximately $60,600 comprised of $55,000 of Term Loan debt and $5,600 of borrowings under the Revolver. During the fourth quarter of 2009, the Company paid approximately $4,000 on its Revolver and during the first quarter of 2010 it paid $1,100 of its scheduled requirements. During the second quarter of 2010, the Company paid $6,500 of which $1,600 reduced the Revolver to zero and $4,900 was applied against the Term Loan. During the third quarter of 2010, the Company borrowed $9,000 under the Revolver. During the fourth quarter of 2010, the Company paid $9,000 under the Revolver bringing the total debt outstanding to $49,000 as of December 31, 2010.

The interest rate under the Credit Agreement at December 31, 2010 was 4.75% while the interest rate on the unused line was 0.5%. This amount does not take into account the amount, if any, of the requirement that, beginning on December 31, 2010, the Company make an annual payment equal to 25% of excess cash flow, as defined by the Credit Agreement, unless its leverage ratio is 2.0 or less. As of December 31, 2010, the Company had a ratio of less than 2.0 and thus no prepayment was required.

The Company has recorded a contract payable of $5,500 representing the unpaid balance on the acquisition. This amount will be paid in annual installments over the next four years, together with related interest.

The Company is required to pay the following amounts in each of the next five years:

2011	$5,000
2012	6,875
2013	39,875
2014	1,375
2015	1,375
Total	$54,500

9.  Stock-Based Compensation

The Company and its stockholders have authorized the issuance of up to 12,150,000 stock options under its Stock and Awards Plan. Through December 31, 2010, the Company had granted a total of 13,100,000 stock options under the Stock and Awards Plan, of which 2,968,375 were forfeited. This resulted in 10,131,625 shares issued and outstanding at December 31, 2010.

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

SMART BALANCE, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(in thousands except shares and per share)

9.  Stock-Based Compensation  – (continued)

The Company primarily has granted two types of stock options, traditional service-based with a four year graded (25% vest each year) vesting and performance-based stock options which vest when the underlying stock price reaches either $16.75 and $20.25, respectively, and remains there for 20 out of 30 consecutive trading days. Stock options are granted to recipients at exercise prices equal to the fair market value of the Company’s stock at the dates of grant and primarily consist of either service-based options or performance-based options or a combination of both types of options. Stock options granted to employees have a term of 10 years. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period, or as determined by the Monte Carlo valuation model for performance-based stock options.

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Shares at December 31, 2008	12,045,000	$9.47	7.03
Options granted	500,000	6.46	9.56
Options exercised	—	—	—
Options canceled/forfeited	(289,000)	9.69	7.92
Shares at December 31, 2009	12,256,000	9.34	7.78
Options granted	1,740,000	6.45	9.46
Options exercised	—	—	—
Options canceled/forfeited	(2,489,375)	9.37	7.37
Shares at December 31, 2010	11,506,625	$8.90	7.21
Shares exercisable at December 31, 2010	3,812,000	$9.35	6.74

The weighted-average grant-date fair values of options granted during 2010, 2009 and 2008 were $3.45, $3.20 and $4.17, respectively.

The following summarizes nonvested share activity for 2010:

	Shares	Grant-Date Fair Value
Nonvested at beginning of year	9,433,625	$4.75
Granted	1,740,000	3.45
Vested	(1,449,000)	4.36
Forfeited	(2,030,000)	4.83
Non-vested at end of year	7,694,625	$4.50

As of December 31, 2010, the total compensation cost related to nonvested awards not yet recognized was $10.0 million with a weighted average period of 1.72 years over which it is expected to be recognized.

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

SMART BALANCE, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(in thousands except shares and per share)

9.  Stock-Based Compensation  – (continued)

Pre-tax stock-based compensation expense included in reported net income is as follows:

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Service period-based	$6,300	$7,577	$6,856
Market price-based $16.75	1,739	4,885	4,617
Market price-based $20.25	3,062	3,628	3,423
Total	$11,101	$16,090	$14,896

For the traditional service-based stock options, the Company estimated the fair value, as of the date of grant, using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.53% – 4.67%, expected life 7 years for the service-based options and 10 years for the market price-based options, no dividends and volatility of 35.9% – 52.08%. The cost of the service-based stock options is being amortized over a four year estimated vesting period. In the case of the market price-based stock options, the Company used the Monte Carlo valuation model and the same assumptions noted above. The Company recognizes compensation expense for the market price-based options over the estimated vesting period, which has been determined to be 2.75 – 4.82 years and 3.68 – 5.53 years for the $16.75 and $20.25 awards, respectively. (See footnote 17 for details related to an employee stock option exchange program.)

10.  Stock Repurchase Activities

In December 2009, the Company’s Board of Directors (the “Board”) approved a stock repurchase program which authorized the Company to repurchase up to $25,000 of its common stock over a two-year period. During 2010, the Company repurchased approximately 2.6 million shares of its common stock at an average price of $4.06 per share for an aggregate purchase price of $10,448. As of December 31, 2010, the stock repurchase program had remaining aggregate authorized funds of $14,552. The stock repurchase program will expire on December 31, 2011 unless extended by the Board.

11.  Interest Rate Derivatives

In conjunction with the original variable-rate debt arrangement, which was terminated on November 4, 2009, the Company entered into notional $80,000 of interest rate swap agreement which was designed to provide a constant interest rate on the variable rate debt. The swap agreement was cancelled when the new financing was put in place on November 4, 2009.

12.  License

A substantial portion of the Company’s business is dependent on its exclusive license of certain technology from Brandeis University. This license agreement, dated September 1996, imposes certain obligations upon the Company, such as diligently pursuing the development of commercial products under the licensed technology. The agreement for each country expires at the end of the term of each patent in such country and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that the Company has failed to meet its obligations under the license agreement, Brandeis could seek to limit or terminate the Company’s license rights. Royalties earned by Brandeis in 2010 were approximately $977, for 2009 approximately $991 for 2008 were approximately $943.

SMART BALANCE, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(in thousands except shares and per share)

13.  Income Taxes

The components of the Company’s income tax provision (benefit) for the years ended December 31, 2010, 2009 and 2008 are of the following:

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Income tax provision (benefit):
Current taxes:
Federal	$6,963	$3,540	$2,474
State	1,361	74	559
	8,324	3,614	3,033
Deferred taxes:
Federal	(1,880)	$(1,909)	$(6,026)
State	362	(347)	(570)
	(1,518)	(2,256)	(6,596)
Provision (benefit) for income taxes	$6,806	$1,358	$(3,563)

The reconciliation of the provision for income taxes based on the U.S. federal statutory income tax rate to the Company’s provision (benefit) for income taxes was as follows:

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Expected federal statutory taxes at 35%	$(42,474)	$1,688	$(3,686)
Stock option forfeitures	3,224	—	—
Goodwill impairment	45,500	—	—
Valuation allowance	45	115	—
State refund benefit, net	976	(376)	—
Other	(465)	(69)	123
Provision (benefit) for income taxes	$6,806	$1,358	$(3,563)

The rate reconciliation includes an adjustment to exclude the tax effect of recording a goodwill impairment charge, which had no tax benefit. In addition, due primarily to the restructurings, certain non-qualified stock options for terminated employees were forfeited, resulting in a $3,224 reduction of deferred tax assets (future benefits that were recorded when the options were granted) since the Company would no longer be able to recognize those benefits. Shares are legally forfeited based on the terms of the severance arrangements and/or as dictated by the Stock Option Plan. In addition, there are additional forfeitures related to the restructurings that occurred in 2010 that will take place in 2011 and the Company will recognize additional tax charges of approximately $1,000 in the first quarter and $800 in the second quarter unless the related market value of these stock options exceed the option price.

Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or benefits are based on the changes in the deferred income tax assets or liabilities from period to period.

SMART BALANCE, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(in thousands except shares and per share)

13.  Income Taxes  – (continued)

The components of the deferred tax asset and the valuation allowance, resulting from temporary differences between accounting for financial and tax reporting purposes, were as follows:

	December 31, 2010	December 31, 2009
Deferred tax assets:
Stock compensation	$16,045	$14,649
Restructuring costs	1,127	—
Inventory	461	247
Net operating loss carryforwards in various states	248	218
Other	806	203
Total deferred tax assets	18,687	15,317
Less: Valuation allowance	(160)	(115)
Total net deferred tax assets	18,527	15,202
Deferred tax liabilities:
Intangible assets	(57,177)	(56,376)
Other	(3,195)	(2,188)
Total deferred tax liabilities	(60,372)	(58,564)
Net deferred tax liability	$(41,845)	$(43,362)
Deferred tax asset current	$2,320	$462
Long-term deferred tax asset	16,207	14,740
Long-term deferred tax liability	(60,372)	(58,564)
Net deferred tax (liabilities)	$(41,845)	$(43,362)

The Company has state net operating loss (“NOL”) carryforwards at December 31, 2010 of approximately $5.4 million for income tax purposes, which begin expiring in 2014. A valuation allowance was established for approximately $160 for various state net operating losses that may expire prior to their realization. The Company has not established a valuation allowance for the realization of the remaining deferred tax assets, as the Company has determined that it is more likely than not that the assets will be fully utilized.

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that the Company’s tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes in accordance with ASC Topic 740, “Income Taxes”, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities.

SMART BALANCE, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(in thousands except shares and per share)

13.  Income Taxes  – (continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of December 31, 2010 was as follows:

	December 31, 2010	December 31, 2009
Gross balance at January 1	$233	$651
Additions based on tax positions related to the current year	186	82
Additions for tax provision of prior years	—	—
Deletions for tax positions of prior years	(197)	(500)
Gross balance at December 31	222	233
Payments made	—	—
Interest and penalties	62	90
Balance at December 31	$284	$323

At December 31, 2010, the liability for income taxes associated with uncertain tax position was $284, of which $196, if recognized would affect the effective tax rate. The Company recognized interest and penalties related to unrecognized tax benefits as a component of income tax expense. The gross liability as of December 31, 2009 was $323 includes accrued interest of $41 and penalties of $49. The liability as of December 31, 2010 was $284, include accrued interest of $29 and penalties of $33.

The Company believes it is reasonably possible that the gross tax liability for uncertain tax position of $284 will reverse within the next 12 months based on potential settlements with related tax authorities in various jurisdictions.

The Internal Revenue Service (“IRS”) is currently examining the 2008 and 2009 federal tax returns. The Company does not anticipate any adverse adjustments resulting from this review. Prior periods have either been audited or are no longer subject to IRS audit. In most state jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2006.

14.  Commitments and Contingencies

The following table summarizes contractual obligations and borrowings as of December 31, 2010 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business.

Contractual Obligations (in thousands)

	Total	Due in Less Than 1 Year	Due in 1 – 3 Years	Due in 3 – 5 Years	Due in More Than 5 Years
Building Leases(1)	$2,797	$748	$1,321	$728	$—
Oil and Peanuts Purchase Commitments(2)	23,771	23,771	—	—	—
Debt Obligations(3)	54,500	5,000	46,750	2,750	—
Brandeis Contract	500	150	100	100	150
	$81,568	$29,669	$48,171	$3,578	$150

(1)	Includes: (i) a lease agreement for the lease of a corporate office facility located in Paramus, NJ with an approximate seven year life with the option to extend the lease for two additional five year terms, and (ii) three lease agreements for the lease of a corporate office facility located in Niwot, Colorado with an approximate five year life with the option to extend each lease for 36 months. Rental expense for operating leases for 2010 was $708 and for the years 2011 through 2015 is shown above.

SMART BALANCE, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(in thousands except shares and per share)

14.  Commitments and Contingencies  – (continued)

(2)	Forward purchase commitments for a portion of the Company’s projected requirement for peanuts and for palm, soy and canola oil. These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price. These commitments total approximately $23,771 as of December 31, 2010. The majority of these commitments are expected to be liquidated by the end of the second quarter of 2011.
(3)	For more information on our debt obligations, see the section entitled “Secured Debt Financing” located elsewhere in this report.

15.  Legal Proceedings

The Company is currently involved in the following legal proceedings:

On February 8, 2010 a lawsuit was filed against Smart Balance, Inc. in the Federal District Court for the Central District in California in Santa Ana, California. The complaint alleges, among other things, violations of California’s unfair competition law, false advertising, and consumer remedies act and seeks to identify all similarly situated plaintiffs and certify them in a class action. This suit relates to the Company’s Nucoa® stick margarine products, which represented less than 1% of sales in 2010. The Company is in the process of vigorously defending itself against this suit. A ruling on plaintiff’s class certification motion is expected in March. No matter what the outcome, the Company does not expect that the resolution of this matter will have a material adverse effect on its business.

In 2007, three parties filed Oppositions to European Patent No. 0820307 relating to increasing the HDL level and the HDL/LDL ratio in Human Serum by Balancing Saturated and Polyunsaturated Dietary Fatty Acids. In July 2010, a hearing was held on this matter in Munich, Germany and the patent panel ruled against the Company. The Company recently received the panel’s written decision and is reviewing the findings. The Company will then make a determination on whether to appeal the ruling. The Company believes that neither this proceeding, nor its ultimate outcome, will have any material adverse effect on its business.

The Company is not a party to any other legal proceeding that it believes would have a material adverse effect on its business, results of operations or financial condition.

SMART BALANCE, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(in thousands except shares and per share)

16.  Selected Quarterly Financial Data (unaudited)

The following table presents certain unaudited quarterly results for the years 2010 and 2009:

	Three Months Ended				Year Ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$62,599	$58,185	$59,806	$58,913	$239,503
Gross profit	28,254	28,273	29,761	29,241	115,529
Net income (loss)	$1,146	$993	$1,271	$56	$3,466
Net income (loss) available for common shares	$1,146	$993	$1,271	$56	$3,466
Income (loss) per share – diluted	$0.02	$0.02	$0.02	$—	$0.06
Diluted weighted average common shares outstanding	$62,706,184	$62,820,162	$62,691,742	$62,631,058	$62,703,434

	Three Months Ended				Year Ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$63,635	$55,634	$59,939	$62,759	$241,967
Gross profit	33,348	26,863	28,550	28,075	116,836
Net income (loss)	$2,981	$(133,133)*	$1,654	$337	$(128,161)
Net income (loss) available for common shares	$2,981	$(133,133)	$1,654	$337	$(128,161)
Income (loss) per share – diluted	$0.05	$(2.13)	$0.03	$0.01	$(2.08)
Diluted weighted average common shares outstanding	$62,632,799	$62,460,844	$61,154,018	$60,447,367	$61,665,824

*	During the fourth quarter of 2010, the Company determined that its deferred tax assets were overstated in the second quarter of 2010. This overstatement related to non-qualified stock options that were forfeited, the effect of which was not taken into account when determining income tax expense for the quarter. As a result of the Company’s evaluation of this error under the Security and Exchange Commission’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company determined that this error was material in relation to the fourth quarter results, but not material to the three and six months ended June 30, 2010 or to three and nine months ended September 30, 2010. In evaluating materiality and determining the appropriateness of applying SAB 108 to this error, the Company considered materiality both qualitatively and quantitatively as prescribed by the SEC’s Staff Accounting Bulletin No. 99.

The impact on the Consolidated Balance Sheet as of June 30, 2010 was a reduction of the deferred tax asset of $(3,097) and a corresponding increase to deferred income tax expense. Net loss per share increased by $(0.05) per share for the quarter due to this adjustment.

In addition, the Company recorded an impairment loss of $130,000 in the second quarter of 2010 (see footnote 5 for further details).

17.  Subsequent Events

On February 15, 2011, stockholders approved an option exchange program (“Option Exchange”) to give certain employees the opportunity to exchange eligible stock options for a fewer number of new stock options that have approximately the same fair value as the options surrendered as of the date of the exchange. The

SMART BALANCE, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(in thousands except shares and per share)

17.  Subsequent Events  – (continued)

Option Exchange commenced on February 18, 2011 and will expire on March 23, 2011 unless extended. Eligible options included stock options granted on or before December 30, 2008 that had an exercise price above $6.90, which was the 52-week closing-price high as of February 18, 2011. A total of 2.6 million eligible stock options are eligible for the Option Exchange. The new stock options will have an exercise price equal to the closing market price of Smart Balance common stock on March 23, 2011. The new stock options will be issued under the Second Amended and Restated Smart Balance, Inc. Stock and Awards Plan (the “Plan”) and are subject to its terms and conditions. The new stock options vest in equal annual increments over a four-year period from the date of grant commencing on the first anniversary of the grant date, provided the employee is still employed on the anniversary date. Using the Black-Scholes and Monte Carlo option pricing models, the Company determined that the fair value of the surrendered stock options on a grant-by-grant basis was approximately equal, as of the date of the exchange, to the fair value of the new stock options received in the exchange, resulting in insignificant, if any, incremental share-based compensation.