Form 10-Q
period 2011-03-31
SMART BALANCE, INC.
filed 2011-05-05
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2011	Commission File Number 001-33595

____________________________
Smart Balance, Inc.
(Exact name of registrant as specified in its charter)
 ____________________________

Delaware	20-2949397
(State of or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

115 West Century Road, Suite 260, Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (201) 568-9300
____________________________

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
Yes ☐     No ☒.

As of May 5, 2011, the Registrant had 59,490,812 shares of common stock, par value $.0001 per share, outstanding.

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

We believe that communicating our expectations to our stockholders is important. However, there are always events in the future that we are not able to accurately predict or over which we have no control, and consequently, actual results may differ from those anticipated in the forward-looking statements.  Important factors that could cause actual results to differ from our expectations include, but are not limited to, the factors discussed in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the “Risk Factors” section in our annual report on Form 10-K for the year ended December 31, 2010, as well as our ability to:

•	maintain and grow those revenue derived from our Smart Balance® buttery spread products from which we generate a substantial portion of our revenue;

•	maintain margins during periods of commodity cost fluctuation;

•	introduce and expand our distribution of new products;

•	meet marketing and infrastructure needs;

•	respond to changes in consumer demand;

•	respond to adverse publicity affecting our Company or industry;

•	maintain our performance during difficult economic conditions;

•	comply with regulatory requirements;

•	maintain existing relationships with and secure new customers;

•	continue to rely on third party distributors, manufacturers and suppliers;

•	grow net sales in a competitive environment and with increasingly price sensitive consumers; and

•	maintain volume in light of price increases stemming from rises in commodity costs.

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

Part I.  Financial Information

Item 1. Financial Statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,792	$3,840
Accounts receivable, net of allowance of: $288 (2011) and $261 (2010)	14,235	12,960
Accounts receivable - other	1,376	755
Inventories	8,587	7,949
Prepaid expenses and other assets	3,754	2,651
Deferred tax asset	2,260	2,320
Total current assets	36,004	30,475
Property and equipment, net	5,462	5,378
Other assets:
Goodwill	248,912	248,912
Intangible assets, net	148,875	150,017
Deferred costs, net	2,970	1,467
Other assets	2,063	2,154
Total other assets	402,820	402,550
Total assets	$444,286	$438,403
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$24,681	$23,481
Income taxes payable	772	457
Current portion of long term debt	5,000	5,000
Total current liabilities	30,453	28,938
Long term debt	45,627	44,000
Deferred tax liability	45,116	44,165
Contract payable	4,125	5,500
Other liabilities	2,304	2,301
Total liabilities	127,625	124,904

Commitment and contingencies
Stockholders' equity
Common stock, $.0001 par value, 250,000,000 shares authorized; 62,630,683 (2011 and 2010) issued and 59,490,812 and 59,999,832 outstanding in 2011 and 2010, respectively	6	6
Additional paid in capital	536,334	534,568
Accumulated deficit	(207,084)	(210,627)
Treasury stock at cost (3,139,871 and 2,630,851 shares in 2011 and 2010, respectively)	(12,595)	(10,448)
Total stockholders' equity	316,661	313,499
Total liabilities and stockholders' equity	$444,286	$438,403

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2010
Net sales	$59,722	$63,635
Cost of goods sold	31,350	30,287
Gross profit	28,372	33,348

Operating expenses:
Marketing	5,501	10,423
Selling	5,150	5,205
General and administrative	10,128	11,932
Total operating expenses	20,779	27,560
Operating income	7,593	5,788

Other income (expense):
Interest expense	(790)	(945)
Other income (expense), net	654	(367)
Total other (expense)	(136)	(1,312)
Income before income taxes	7,457	4,476
Provision for income taxes	3,914	1,495
Net income	$3,543	$2,981

Net income per share - basic and diluted	$0.06	$0.05

Weighted average shares outstanding:
Basic	59,891,323	62,630,683
Diluted	59,892,031	62,632,799

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$3,543	$2,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	1,543	1,301
Amortization of deferred financing costs	122	126
Deferred income taxes	1,012	(1,429)
Stock based compensation	1,766	3,778
Changes in assets and liabilities:
Accounts receivable	(1,275)	(3,586)
Inventories	(638)	(418)
Income taxes receivable	—	1,131
Prepaid expenses and other assets	(1,633)	(4,584)
Accounts payable and accrued expenses	142	8,799
Net cash provided by operating activities	4,582	8,099
Cash flows from investing activities
Purchase of property and equipment	(456)	(515)
Patent/trademark defense costs	(29)	—
Net cash (used in) investing activities	(485)	(515)
Cash flows from financing activities
Proceeds from issuance of long term debt	1,627	—
Repayment of debt	—	(1,100)
Payments for loan costs	(1,625)	(18)
Purchase of treasury stock	(2,147)	—
Net cash (used in) financing activities	(2,145)	(1,118)
Net increase in cash for the period	1,952	6,466
Cash - beginning of period	3,840	7,538
Cash - end of period	$5,792	$14,004
Cash paid during the period for:
Income taxes	$2,608	$88
Interest	$700	$855

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

The accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Smart Balance, Inc. included in the Company's 2010 Annual Report on Form 10-K. The reported results for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

2.        Summary of significant accounting policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  There were no cash equivalents as of March 31, 2011 or December 31, 2010.

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

Goodwill

Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that impairment may have occurred. The impairment analysis for goodwill includes a comparison of the Company’s carrying value (including goodwill) to the Company’s estimated fair value. If the fair value of the Company does not exceed its carrying value, then an additional analysis would be performed to allocate the fair value to all assets and liabilities of the Company as if the Company had been acquired in a business combination and the fair value was its purchase price. If the excess of the fair value of the Company over the fair value of its identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference.  The Company completed its impairment analysis at June 30, 2010 and

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

concluded that its estimated fair value was less than the carrying value of the recorded goodwill, and, accordingly, the Company recorded an impairment loss of $130,000 (see footnote 5 for further details).  At March 31, 2011, the Company reviewed its assessment of fair value and made a determination that there was no indication of further impairment.

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

The Company has determined that its Smart Balance® and Earth Balance® trademarks have indefinite lives and these assets are not being amortized. The Company has performed its annual assessment of its indefinite lived intangible assets for impairment at June 30, 2010 and determined there was no impairment.  Certain other assets acquired, primarily patent technology, have been determined to have finite lives ranging from 10 to 20 years and their costs are being amortized over their expected lives.

The Company generally expenses legal and related costs incurred in defending or protecting its intellectual property unless it can be established that such costs have added economic value to the business enterprise, in which case the Company capitalizes the costs incurred as part of intangible assets. The primary consideration in making the determination of whether to capitalize the costs is whether the Company can prove that it has been successful in defending its intellectual property.  The second consideration for capitalization is whether such costs have, in fact, increased the economic value of the Company’s intellectual property.  Legal defense costs that do not meet the considerations described above are expensed as incurred.  Recovery of legal expenses as part of a settlement agreement will be recorded as a reduction of capitalized legal fees if previously capitalized with any excess recorded as income.

Deferred Costs

Deferred loan costs associated with the Company’s secured debt financing are being amortized over the term of the loan, using the effective interest method or straight-line method, as appropriate.

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

The Company offers its customers and consumers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and co-op advertising; such amounts are estimated and recorded as a reduction in revenue. For interim reporting, the Company estimates the total annual sales incentives for most programs and records a pro rata share in proportion to forecasted annual revenue.  As a result, the Company has recorded a prepaid asset at March 31, 2011 of $1,800 which will be charged to expense over the remaining three quarters.  The Company sells its products to customers without a right of return and is not obligated to accept any returns.

Earnings per Share of Common Stock

Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

income by the number of weighted-average shares outstanding adjusted for any additional common shares that would have been outstanding if all of the potential dilutive common shares had been issued. Potential dilutive common shares outstanding would primarily include stock options.  For the three months ended March 31, 2011 and March 31, 2010, 708 and 2,116 stock options, respectively, were dilutive because the weighted average market price, including the unrecognized compensation expense related to such shares, was in excess of their exercise price.

The following table summarizes stock options not included in the computation of diluted earnings per share:

	Three Months Ended March 31,
	2011	2010
Stock options excluded due to option price being greater than market value	9,806,572	12,398,500
Stock options excluded due to anti-dilution	134,292	20,384

Segment

Authoritative accounting guidance requires segment information to be prepared using the “management” approach. The management approach is based on the method that management organizes the segments within the Company for making operating decisions and assessing performance. The Company evaluates all products, makes operating decisions and performance assessments based on a total company approach and therefore considers itself as having only one segment.  The Company’s buttery spreads business, marketed under Smart Balance®, Earth Balance®, Bestlife™, Smart Beat® and Nucoa®, is by far the most developed product segment and accounted for approximately 72% and 75% of  revenue for the three months ended March 31, 2011 and 2010, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short term trade receivables, payables, note payables and accrued expenses. The carrying value of cash and cash equivalents, short term receivables and payables and accrued expenses approximate fair value because of their short maturities. The Company’s debt bears interest at a variable interest rate plus an applicable margin and, therefore, approximates fair value.  The Company measures fair value based on authoritative accounting guidance for “Fair Value Measurements”, which requires a three-tier fair value hierarchy that prioritizes inputs to measure fair value.  These tiers include:  Level 1, defined as inputs, such as unadjusted quoted prices in an active market for identical assets or liabilities; Level 2, defined as inputs other than quoted market prices in active markets that are either directly or indirectly observable; or Level 3, defined as unobservable inputs for use when little or no market value exists therefore requiring an entity to develop its own assumptions.   When available, the Company uses quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, the Company measures fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters.

At March 31, 2011 and December 31, 2010, information about inputs into the fair value measurements of the Company’s assets and liabilities that are made on a recurring basis was as follows:

	As of March 31, 2011
	Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deferred compensation	1,065	—	1,065	—
Derivative assets	1,042	—	1,042	—
Total assets	$2,107	$—	$2,107	$—

Liabilities:
Deferred compensation	$1,167	$—	$1,167	$—

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	As of December 31, 2010
	Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deferred compensation	1,013	—	1,013	—
Derivative assets	287	—	287	—
Total assets	$1,300	$—	$1,300	$—

Liabilities:
Deferred compensation	$1,196	$—	$1,196	$—

Research and Development

Research and development expenses are charged to operations when incurred and amounted to $191 and $186 for the three months ended March 31, 2011 and 2010, respectively.

Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2011, there was a valuation allowance of $161 recorded for certain state tax purposes, the realization of which is not determined to be "more likely than not".

The Company records a liability for all tax positions if it is not "more likely than not" that the position is sustainable based on its technical merits.

Advertising

Advertising costs are charged to operations (classified as marketing expenses) and amounted to $3,151 and $7,107 for the three months ended March 31, 2011 and 2010, respectively.

Share-Based Compensation Expense

The Company records share-based compensation in accordance with ASC Topic 718, "Compensation - Stock Compensation", which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Employee share-based compensation expense was $1,766 and $3,778 for the three months ended March 31, 2011 and 2010, respectively.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company maintains the majority of its cash and cash equivalents in the form of demand deposits with financial institutions that management believes are creditworthy. At March 31, 2011, the cash balances in these institutions were insured in full by the Federal Deposit Insurance Corporation. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base. The Company does have two customers that accounted for

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

approximately 32% of sales during the three months ended March 31, 2011. The aggregate accounts receivable from these customers amounted to approximately 25% of the accounts receivable balance outstanding at March 31, 2011. The Company also has one product, “spreads,” which accounted for approximately 72% of total revenue for the three months ended March 31, 2011.  Approximately 74% of the Company’s revenues during the three months ended March 31, 2011 came from products utilizing licenses from Brandeis University.

Recently Issued Accounting Pronouncements

There have been no significant developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements from those disclosed in our 2010 Annual Report on Form 10-K.

3.        Property and equipment

Property and equipment consist of the following:

	March 31, 2011	December 31, 2010
Software development costs	$5,363	$5,231
Equipment	1,470	1,244
Furniture and fixtures	1,021	1,021
Leasehold improvements	440	342
	8,294	7,838
Less: accumulated depreciation	(2,832)	(2,460)
Property and equipment, net	$5,462	$5,378

Depreciation expense was $372 for the three months ended March 31, 2011, compared to $284 for the three months ended March 31, 2010.

4.        Intangible assets

The following is a summary of intangible assets and goodwill as of March 31, 2011:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Accumulated Adjustments	Net Carrying Value
Patent technology	$40,000	$(15,486)	$—	$39	$24,553
Supply relationship	1,000	(263)	—	—	737
Subscription database	2,900	(145)	—	—	2,755
Trademarks	121,152	—	—	(322)	120,830
Goodwill	378,912	—	(130,000)	—	248,912
	$543,964	$(15,894)	$(130,000)	$(283)	$397,787

Adjustments to trademarks primarily relate to a legal settlement received of $367 and serve to reduce related costs previously capitalized. Adjustments to patent technology primarily relate to the capitalization of legal defense costs associated with the Company’s licensed patents from Brandeis University.  Amortization expense was $1,171 for the three months ended March 31, 2011 and $1,017 for the three months ended March 31, 2010.  At June 30, 2010, the Company recognized an impairment loss of $130,000 (see footnote 5 for further details).

Based on the Company's amortizable intangible assets as of March 31, 2011, amortization expense is expected to be approximately $3,512 for the remainder of 2011 and range from approximately $4,100 to $4,700 for each of the next five fiscal years.

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

5.        Goodwill impairment

As required under ASC Topic 350 “Goodwill and Other Intangible Assets”, the Company routinely reviews the carrying value of its net assets, including goodwill, to determine if any impairment has occurred.  In connection with the preparation of the June 30, 2010 financial statements, the Company performed an impairment test of goodwill following a two step process as defined in ASC Topic 350. The first step in this process compares the fair value of the Company’s net assets, including goodwill, to their carrying value. If the carrying value exceeds the fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value is allocated to all assets and liabilities to determine the implied goodwill value. This allocation is similar to a purchase price allocation done under purchase accounting. The Company completed its impairment analysis at June 30, 2010 and concluded that its estimated fair value was less than the carrying value of the recorded goodwill, and, accordingly, the Company recorded an impairment loss of $130,000.

At March 31, 2011, the Company reviewed its assessment of fair value and made a determination that there was no further indication of impairment.  However, any significant adverse change in the assumptions the Company used in determining fair value could have a further significant impact on the recoverability of the Company’s goodwill and could have a material impact on its consolidated financial statements.  The Company’s growth plans include new products which are highly dependent on consumer acceptance, retail placement and the Company’s effectiveness in marketing strategies.

6.        Realignment and Other Actions

In connection with the realignment of the Company to improve future operations, severance charges associated with workforce reductions and other facility closure and exit costs were recorded during the second quarter of 2010.

The consolidated balance sheet as of March 31, 2011 includes remaining accruals relating to the realignment program of $2,677.  The following table sets forth the activity affecting the accrual during the three months ended March 31, 2011:

	Severance	Other Closure and Exit Costs	Total
Balance as of December 31, 2010	$2,925	$341	$3,266
Charges incurred	—	—	—
Cash payments	(557)	(32)	(589)
Adjustments	—	—	—
Balance as of March 31, 2011	$2,368	$309	$2,677

The current portion of liabilities for accrued severance as of March 31, 2011 is $1,541 and is reflected in accrued expenses and the remaining liability of $1,137 is reflected in other liabilities. The liabilities for other closure and exit costs as of March 31, 2011 are included in accrued expenses and primarily relate to contractually required lease obligations and other contractually committed costs associated with abandoned office space.  The Company expects to pay the remaining realignment obligations within 3 years, with the majority of the obligations being paid within 1.5 years.

7.        Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	March 31, 2011	December 31, 2010
Accounts payable	$10,695	$11,680
Accrued trade spend	2,163	3,402
Accrued marketing	3,744	1,455
Accrued restructuring	1,541	2,166
Accrued other	6,538	4,778
Total	$24,681	$23,481

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

8.        Long term debt

On March 31, 2011, the Company, through its wholly-owned subsidiary GFA Brands, Inc. (the “Borrower”), entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with the various Lenders named therein (the “Lenders”), and Bank of Montreal, as Administrative Agent (the “Agent”).  The Amended Credit Agreement amends and restates in its entirety the Credit Agreement (the "Original Credit Agreement"), dated as of November 4, 2009, by and among the Borrower, the Company, the Agent and the other lenders named therein.

The Amended Credit Agreement provides for $150,000 in secured debt financing consisting of a $50,000 term loan (the “Term Loan”) and a $100,000 revolving credit facility (the “Revolver”).  The Revolver includes a $5,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swing line loans.  Subject to certain conditions, the Borrower, at its option, may increase the Term Loan or increase the commitments under the Revolver (or a combination of the two) up to an aggregate additional amount of $50,000. Such increase may be with existing lenders, or if they decline, by adding additional lenders. Proceeds of the Amended Credit Agreement were used to refinance the obligations under the Original Credit Agreement and may be used for general corporate purposes and general working capital purposes.

The Amended Credit Agreement extended the maturity date of the Term Loan and the loans made pursuant to the Revolver from November 4, 2013 under the Original Credit Agreement to November 4, 2015. The Amended Credit Agreement requires annual principal payments on the Term Loan of $4,000 in 2011; $5,000 in each of 2012, 2013 and 2014; and $3,500 in 2015, plus the balloon payment.

Loans outstanding under the Amended Credit Agreement bear interest, at the Borrower’s option, at either (a) a base rate (defined in the Amended Credit Agreement as the greatest of (i) the Agent’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) a reserve adjusted one-month LIBOR rate plus 1.0%) or (b) a Eurodollar rate determined by reference to LIBOR for the applicable interest period divided by one minus the Eurodollar Reserve Percentage (as defined in the Amended Credit Agreement), in each case plus an applicable margin.  The applicable margin is determined under the Amended Credit Agreement based on the ratio of the Company’s total funded debt to EBITDA for the prior four fiscal quarters (the “Leverage Ratio”), and may range from 1.25% to 2.75%, in the case of base rate loans, and 2.25% to 3.75%, in the case of Eurodollar rate loans.  The Borrower must also pay a commitment fee on the unused portion of the Revolver (determined under the Amended Credit Agreement based on the ratio of the Company’s Leverage Ratio) which may range from 0.375% to 0.50%.

Subject to certain conditions, the Borrower may voluntarily prepay the loans under the Amended Credit Agreement in whole or in part, without premium or penalty (other than customary breakage costs).  Mandatory prepayments that are required under the Amended Credit Agreement include:

•	100% of the net cash proceeds (as defined in the Amended Credit Agreement) upon certain dispositions of property or upon certain damages or seizures of property, subject to limited exceptions;

•
50% of all net cash proceeds from the issuance of additional equity securities of the Company, subject to limited exceptions, provided, however, if the Company's Leverage Ratio is less than or equal to 2.0 as of the end of the most recently ended quarter and no default or event of default has occurred and is continuing, the prepayment is limited to 25% of such proceeds;

•	100% of the amount of net cash proceeds for certain issuances of additional indebtedness for borrowed money; and

•	beginning with the fiscal year ending December 31, 2011 and each fiscal year thereafter, an annual

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

prepayment equal to (i) 25% of excess cash flow of the Company (as defined in the Amended Credit Agreement) for such fiscal year, provided such prepayment is not required if the Company has a Leverage Ratio of less than 2.0, measured as of the end of such fiscal year minus (ii) the aggregate principal amount of terms loans voluntarily prepaid by the Borrower in such fiscal year (other than voluntary prepayments made with the proceeds of issuances of additional indebtedness for borrowed money).

The Amended Credit Agreement contains covenants that are customary for agreements of this type.  These covenants include, among others: a limitation on the incurrence of additional indebtedness; a limitation on mergers, acquisitions, investments and dividend payments; and maintenance of specified financial ratios. The Amended Credit Agreement increased the threshold of Permitted Acquisitions (as defined in the Amended Credit Agreement) by the Company from $50,000 in a fiscal year under the Original Credit Agreement to $150,000 for an individual acquisition.  Under the Amended Credit Agreement, the Company must maintain (1) a Leverage Ratio that is not greater than 3.25 to 1.0 until December 30, 2012 and not greater than 3.00 to 1.0 thereafter and (2) a ratio of EBITDA to Debt Service (as defined in the Amended Credit Agreement), in each case for the prior four fiscal quarters, of not less than 2.00 to 1.00.  The Company is also limited to spending not more than $6,000 of capital expenditures per year with any unexpended amounts carried over to the next twelve months.  At March 31, 2011, the Company was in compliance with all of its covenants.

The failure to satisfy covenants under the Amended Credit Agreement or the occurrence of other specified events that constitute an event of default could result in the acceleration of the repayment obligations of the Borrower.  The Amended Credit Agreement contains customary provisions relating to events of default for agreements of this type. The events of default include (subject to certain limitations), among others: the nonpayment of any outstanding principal, interest, fees or other amounts due under the Amended Credit Agreement; certain bankruptcy events, judgments or decrees against the Company or the Borrower; cross defaults to other indebtedness exceeding $5,000; a change in control (as defined in the Amended Credit Agreement) of the Company or the Borrower; and the failure to perform or observe covenants in the Amended Credit Agreement.

The obligations under the Amended Credit Agreement are guaranteed by the Company and all existing and future subsidiaries of the Borrower.  The Borrower and the Company granted to the Agent, for the benefit of the Lenders, a security interest in substantially all of its respective assets, including, among other things, patents, patent licenses, trademarks and trademark licenses.

After the close of the transaction, total debt outstanding under the Amended Credit Agreement totaled approximately $50,600 comprised of $50,000 of Term Loan debt and $600 of borrowings under the Revolver.

In addition to the indebtedness under the Amended Credit Agreement, the Company has recorded a contract payable of $5,500 representing the unpaid balance on a 2010 acquisition. This amount will be paid in annual installments over the next four years, together with related interest. As of March 31, 2011, $1,375 of this amount is included within accrued expenses on the Consolidated Balance Sheet.

The Company is required to pay the following amounts for its debt and contract obligations in each of the next five years:

2011	$4,000
2012	6,375
2013	6,375
2014	6,375
2015	33,002
Total	$56,127

As of March 31, 2011, $6,375 is due in the next twelve months.  This amount does not take into account the amount, if any, of the requirement that, beginning with the fiscal year ending December 31, 2011, the Company make an annual payment equal to 25% of excess cash flow, as defined by the Amended Credit Agreement, unless its leverage ratio is less than 2.0.  The Company currently has a ratio of less than 2.0. The interest rate for outstanding obligations under the Amended Credit Agreement at March 31, 2011 was 3.06% while the interest rate on the unused line was 0.375%.

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

9.        Stock-based compensation

On February 15, 2011, stockholders approved an option exchange program (“Option Exchange”) to give certain employees the opportunity to exchange eligible stock options for a fewer number of new stock options that have approximately the same fair value as the options surrendered as of the date of the exchange. The Option Exchange commenced on February 18, 2011 and expired on March 23, 2011. Eligible options included stock options granted on or before December 30, 2008 that had an exercise price above $6.90, which was the 52-week closing-price high as of February 18, 2011. A total of 2,497,500 eligible stock options (affecting 30 employees) were tendered and canceled in exchange for 1,465,322 replacement stock options. The replacement stock options have an exercise price of $4.60, which is equal to the closing market price of the Company's common stock on March 23, 2011. The replacement stock options were issued under the Second Amended and Restated Smart Balance, Inc. Stock and Awards Plan, as amended, (the “Plan”) and are subject to its terms and conditions. The replacement stock options vest in equal annual increments over a four-year period from the date of grant commencing on the first anniversary of the grant date, provided the employee is still employed on the anniversary date. Using the Black-Scholes and Monte Carlo option pricing models, the Company determined that the fair value of the surrendered stock options on a grant-by-grant basis was approximately equal, as of the date of the exchange, to the fair value of the replacement stock options received in the exchange.

The Company and its stockholders have authorized the issuance of up to 12,150,000 stock options under its Stock and Awards Plan.  As a result of the Option Exchange, 432,178 of these options are no longer available to be granted. As of March 31, 2011, 2,420,000 options remained available for future grants.

In addition, during the first quarter of 2008, the compensation committee and a sub-committee of the compensation committee approved the issuance of up to 1,375,000 inducement stock options grants to new employees outside of the Company’s stock plan pursuant to NASDAQ Marketplace Rule 4350.  As a result of the Option Exchange, 600,000 of these options are no longer available to be granted. As of March 31, 2011, 131,250 options remained available for future grants.

The Company currently utilizes traditional service-based stock options with a four year graded vesting (25% vest each year). In prior years, the Company also granted market condition-based stock options which vest when the underlying stock price reaches either $16.75 and $20.25, respectively, and remains there for 20 out of 30 consecutive trading days. Stock options are granted to recipients at exercise prices not less than the fair market value of the Company’s stock at the dates of grant.

Additional information with respect to stock option activity is as follows:

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Shares at December 31, 2009	12,256,000	$9.34	7.78
Options granted	1,740,000	6.45	9.46
Options exercised	—	—	—
Options canceled/forfeited	(2,489,375)	9.37	7.37
Shares at December 31, 2010	11,506,625	$8.90	7.21
Options granted *	1,805,322	4.56	7.27
Options exercised	—	—	—
Options canceled/forfeited	(872,875)	8.93	7.11
Options exchanged	(2,497,500)	9.38	6.66
Shares at March 31, 2011	9,941,572	$7.99	7.10
Shares exercisable at March 31, 2011	2,913,500	$9.37	6.53
* Includes 1,465 replacement stock options granted in connection with the Option Exchange.

The weighted-average grant-date fair value of options granted during the first three months of 2011 was $2.08.

The following summarizes non-vested share activity as of March 31, 2011:

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Shares	Grant-Date Fair Value
Nonvested shares at December 31, 2010	7,694,625	$4.50
Options granted	1,805,322	2.08
Options vested	(224,375)	4.15
Options canceled/forfeited	(696,250)	4.64
Options exchanged	(1,551,250)	4.85
Non-vested shares at March 31, 2011	7,028,072	$3.80

As of March 31, 2011, the total compensation cost related to non-vested awards not yet recognized was $8,980 with a weighted average remaining period of 1.93 years over which it is expected to be expensed.

The Company accounts for its stock-based compensation awards in accordance with authoritative accounting guidance for share-based payment, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

Pre-tax stock-based compensation expense included in operations is as follows:

	Three Months Ended March 31,
	2011	2010
Service period-based	$1,299	$1,920
Market price-based $16.75	45	965
Market price-based $20.25	422	893
Total	$1,766	$3,778

For the traditional service-based stock options, the Company estimated the fair value, as of the date of grant, using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.93% - 4.67%, expected life of 6.25 years for the service-based options and 10 years for the market price-based options, no dividends and volatility of 35.9% - 55.08%. The cost of the service-based stock options is being amortized over a four year vesting period. In the case of the market price-based stock options, the Company used the Monte Carlo valuation model.  The Company has incorporated a forfeiture rate of 2.5% on all time vested options.  The Company recognizes compensation expense for the market price-based options over the estimated vesting period, which has been determined to be 2.75 – 4.82 years and 3.68 – 5.53 years for the $16.75 and $20.25 awards, respectively.

10.        Stock-repurchase activities

In December 2009, the Company’s Board of Directors (the “Board”) approved a stock repurchase program which authorized the Company to repurchase up to $25,000 of its common stock over a two-year period. Through March 31, 2011, the Company repurchased 3,139,871 shares under this program at an average price of $4.01 per share for an aggregate purchase price of $12,595.  As of March 31, 2011, the stock repurchase program had remaining aggregate authorized funds of $12,405.  The stock repurchase program will expire on December 31, 2011 unless extended by the Board.

11.        License

A substantial portion of the Company’s business is dependent on its exclusive worldwide license of certain technology from Brandeis University. This license agreement, dated September 1996, imposes certain obligations upon the Company, such as diligently pursuing the development of commercial products under the licensed technology. The agreement for each country expires at the end of the term of each patent in such country and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that the Company has failed to meet its obligations under the license agreement, Brandeis could seek to limit or terminate the Company’s license rights. Royalties earned by Brandeis for the three months ended March 31, 2011 and 2010, were approximately $335 and $298, respectively.

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

12.        Income taxes

The Company’s effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which it operates and the amount of taxable income it earns. The effective tax rate for the first quarter of 2011 was 52.5%, primarily as a result of an adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options. Excluding this adjustment, the effective tax rate for the first quarter of 2011 was 39.7%.  The Company’s effective tax rate for the balance of 2011 is estimated to be 40%, excluding the additional tax charges resulting from stock option forfeitures.

The deferred tax liability represents primarily the difference between the tax and accounting basis of intangible assets acquired in the GFA merger. In addition, due primarily to the 2010 restructurings, certain non-qualified stock options for terminated employees were forfeited, resulting in a $955 reduction of deferred tax assets (future benefits that were recorded when the options were granted) since the Company would no longer be able to recognize those benefits. Shares are legally forfeited based on the terms of the severance arrangements, as dictated by the Stock Option Plan and/or by the Employee's Stock Option Award Agreement. In addition, there are additional forfeitures related to the restructurings that occurred in 2010 that will take place in the second quarter of 2011 and the Company will recognize additional tax charges of approximately $800 unless the related market value of these stock options exceed the option price and the options are exercised.

The Internal Revenue Service ("IRS") is currently examining the 2008 and 2009 federal tax returns. The Company does not anticipate any adverse adjustments resulting from this review. Prior periods have either been audited or are no longer subject to IRS audit. In most state jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2006.

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

13.        Commitments and contingencies

As of March 31, 2011, the Company had the following commitments and contractual obligations:

•
An amended lease agreement for the lease of a corporate office facility located in Paramus, NJ.  The lease was effective as of September 1, 2008 and has a seven year term with the option to extend the lease for two additional five-year terms.  The annual rental expense is approximately $500 for each of the next five years.

•
Three lease agreements for the lease of a corporate office facility located in Niwot, Colorado.  The leases were effective as of August 1, 2007 and each has a five-year term with the option to extend each lease for two 36 month terms.  The annual rental expense is approximately $100 for each of the next five years.

•
Forward purchase commitments for a portion of the Company's projected requirement for peanuts and for palm, soy and canola oil.  These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price. These commitments total approximately $30.9 million as of March 31, 2011.  The majority of these commitments are expected to be liquidated by the fourth quarter of 2011.

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

14.        Legal Proceedings

The Company is currently involved in the following legal proceedings:

On February 8, 2010 a lawsuit was filed against Smart Balance, Inc. in the Federal District Court for the Central District in California in Santa Ana, California.  The complaint alleges, among other things, violations of California’s unfair competition law, false advertising, and consumer remedies act and seeks to identify all similarly situated plaintiffs and certify them in a class action. This suit relates to the Company's Nucoa® stick margarine products, which represented less than 1% of sales in 2010 and the first quarter of 2011. The Company is in the process of vigorously defending itself against this suit. No matter what the outcome, the Company does not expect that the resolution of this matter will have a material adverse effect on its business.

In 2007, three parties filed Oppositions to European Patent No. 0820307 relating to increasing the HDL level and the HDL/LDL ratio in Human Serum by Balancing Saturated and Polyunsaturated Dietary Fatty Acids.  In July 2010, a hearing was held on this matter in Munich, Germany and the patent panel ruled against the Company.  The Company recently received the panel’s written decision and has reviewed its findings. The Company has decided to appeal the ruling.  The Company

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

believes that neither this proceeding, nor its ultimate outcome, will have any material adverse effect on its business.

The Company is not a party to any other legal proceeding that it believes would have a material adverse effect on its business, results of operations or financial condition.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the March 31, 2011 Consolidated Financial Statements and the related Notes contained in this quarterly report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010. Forward-looking statements in this section are qualified by the cautionary statements included under the heading “Cautionary Note Regarding Forward Looking Information,” above.

Company Overview

We are a consumer food products company that competes primarily in the retail branded food products industry and focuses on providing value-added, functional food products to consumers. Functional food is defined as a food or a food ingredient that has been shown to support normal, healthy structures, functions and systems in the body. We market buttery spreads, enhanced milk, cooking oil, peanut butter, mayonnaise dressing, microwave popcorn and other products primarily under the Smart Balance® trademark. In the natural food channel, we sell similar natural and organic products under the Earth Balance® trademark. For the value consumer, we sell buttery spreads and sticks under the Bestlife™ trademark. Our trademarks are of material importance to our business and are protected by registration or other means in the United States and a number of international markets.  Our buttery spreads business, marketed under our Smart Balance®, Earth Balance®, Bestlife™, Nucoa® and SmartBeat® brands, is by far our most developed product group and accounted for approximately 72% of sales for the three months ended March 31, 2011.  Our products are sold throughout the U.S.  A majority of our products are sold through supermarket chains and food wholesalers.

We outsource production of finished goods to third-party manufacturers.  We do not own or operate any manufacturing facilities.  Outsourcing allows us to focus our energy and resources on marketing and sales, while substantially reducing capital expenditures and avoiding the complication of managing a production work force.  Most of our manufacturers supply our products at a price equal to the cost of ingredients and certain packaging plus a contracted toll charge.  We use third party distributors and a network of public warehouses to deliver products from our manufacturers to our customers.

Our goal is to become a recognized leader in providing more nutritious and great tasting products for a wide variety of consumer needs.  We believe the Smart Balance® brand has the potential to become a broad functional foods platform across multiple food categories.  Our primary growth strategy is two-fold: (1) to drive consumer and trade awareness of our brands and (2) to increase purchase frequency by expanding product offerings and distribution in our core category of spreads and into other dairy categories.  In order to drive consumer and trade awareness of our brands and add more households that prefer our products, we will continue to use marketing and promotional programs to drive trial and encourage brand loyalty.

In 2008 we launched a successful distribution initiative to increase shelf presence in retailers. The effort substantially increased the average number of our products that retailers have on the shelf, especially in the spreads category. In 2009 we created a foundation necessary to support growth over the next several years.  We increased our market share and profitability in the core spreads category and established our dairy initiative, led by our enhanced milk products. In 2010, we launched our three-tier spreads initiative, with products in all segments of the category.  We also began national expansion of milk distribution in 2010.

We are now the number two marketer of spreads in the U.S., based on data from The Nielsen Company, on a dollar basis. During 2010, our market share in dollars was 15.3%, an increase of 10 basis points from the same period in the prior year. Our unit share increased to 10.1% in 2010, from 10.0% in 2009. Our strategy for Smart Balance® spreads has been to maintain price and product positioning as a premium brand. As a result, while we strengthened our margins, we lost some volume opportunities over the last 21 months as consumers continued to be price sensitive and competitors sought to increase unit share through price promotion. During the 2010 year-end holiday period, we increased our promotional levels to help mitigate volume declines. In 2011, we are marketing our spreads and enhanced milk products together to increase efficiency of our spending and drive trial via cross promotion. In the first quarter of 2011, our spreads share of market in dollars was 15.1%, a decrease of 50 basis points from the same period in the prior year, while our unit share was 10.7%, an increase of 40 basis points, reflecting mix impact of higher sales of Bestlife™ spreads and lower sales of Smart Balance® spreads.

To continue to grow our presence in the spreads category, we have continued our three-tier strategy, which we believe allows us to compete in multiple segments in the spreads category, with our Earth Balance® brand in the super premium segment, our Smart Balance® brand in the healthy premium segment and our Bestlife™ brand in the value segment. We expect pressure in the spreads category to continue due to the economic conditions and competitive promotional activity that started mid-year in 2009.

Commodity costs have been rising across the food industry since mid-2010. Our competitors announced price increases in the spreads category at the end of 2010 and we followed with price increases in the low double digit percentages effective February 2011. Due to the continued economic conditions affecting our industry and the price sensitive consumer, it is difficult to gauge the market reaction to the pricing increases or the volume implications through the first quarter.

Our current dairy aisle initiative is an important part of our growth plan. Centered on the high purchase frequency of the milk category, we believe success in expanding in the dairy aisle will be a key driver toward our growth goals. For our dairy initiative in 2009, we expanded distribution of milk to the Northeast, beyond the initial Florida market. In 2010, we expanded milk nationally and are using advertising and other marketing to drive trial. However, our ability to build trial for milk continues to be slowed by the current economic environment. In 2010, the market share of our milk was 0.3% of the total milk category for the food channel, compared to 0.2% in 2009, according to Nielsen data. Our market share in the first quarter of 2011 continues at 0.3%.

In 2009, we signed an exclusive license agreement to use the Bestlife™ brand across virtually all food and beverage categories. The Best Life® program was developed by Bob Greene, Oprah's trainer and nutritional advisor. We believe that this relationship provides us with a significant opportunity to use a targeted marketing approach to penetrate the value segment of the spreads category and other categories where the Smart Balance® brand does not participate. We began distribution of Bestlife™ spreads in March 2010. In the fourth quarter of 2010 we strengthened our control of the Bestlife™ brand by acquiring full rights for the branded food products as well as ownership of the Best Life website. We believe the brand and the website are unique assets that will provide an effective platform for expansion in the coming years as we broaden the scope of our products beyond our heart health focus.

In the third quarter of 2010, we announced the launch of Earth Balance™ organic soymilk into Whole Foods markets nationwide. This marks a strategic expansion of the Earth Balance® brand beyond spreads into a higher velocity category and other categories over time. We have broadened distribution of Earth Balance™ organic soymilk to other natural food customers in 2011.

     We entered into an amendment of our existing credit agreement in March 2011 to give the Company greater flexibility in strategic areas such as acquisitions and capital structure with higher available credit and less restrictive financial covenants than our previous facility. See "Liquidity and Capital Resources" included elsewhere in this report. As of March 31, 2011, our debt was $50.6 million, a reduction of $109.4 or 68% from May 2007, the date of the acquisition of GFA Brands, Inc.

In the fourth quarter of 2009 our board authorized a two-year, $25 million stock repurchase program, which became effective starting in March 2010. As of March 31, 2011, approximately $12.6 million was used to repurchase the Company's shares.

During the second quarter of 2010, our revenue and earnings expectations and longer term outlook were not materializing as previously projected. The main contributors to this change in our outlook were the persistent softness in U.S. consumer confidence and the resulting intensified competitive environment for the Company's premium products. This change in outlook for the rest of the year resulted in a significant reduction in the Company's share price and related market capitalization. Given this decline, in connection with the preparation of the June 30, 2010 financial statements, we performed an impairment test of goodwill in accordance with ASC Topic 350 “Goodwill and Other Intangible Assets.” This test resulted in a goodwill impairment loss of $130.0 million at June 30, 2010. At December 31, 2010 and March 31, 2011, the Company made a determination that there was no further indication of impairment. See footnote 5 of our unaudited consolidated financial statements included elsewhere in this report.

As part of continuing efforts to right-size and realign our staff to increase efficiency and effectiveness and position Smart Balance for success in 2011 and beyond, the Company undertook two organizational restructurings in 2010. The Company reduced its total number of employees by approximately 12%. The one-time cost of the combined actions in the second quarter and the fourth quarter totaled approximately $4 million, with corresponding expected ongoing annualized savings in excess of $4 million. Due primarily to the 2010 restructurings, stock options for certain former employees were forfeited, resulting in a charge to reduce related deferred tax assets (future tax benefits previously recorded). The full year amount in 2010 was $3.2 million of which $3.1 million was applied to the second quarter of 2010. Second quarter results were revised to a net loss of $(133.1) million and a loss per share of $(2.13). In 2011, there will be additional forfeitures related to the 2010 restructurings. In the quarter ended March 31, 2011, the Company recognized additional tax charges of approximately $1.0 million. The Company expects to recognize additional tax charges of approximately $0.8 million in the second quarter, unless the related market value of these stock options exceeds their exercise price and the options are exercised.

Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31,
(In millions except share data)	2011	2010
Net sales	$59.7	$63.6
Cost of goods sold	31.3	30.3
Gross profit	28.4	33.3
Operating expenses	20.8	27.5
Operating income	7.6	5.8
Other expenses, net	(0.2)	(1.3)
Income before income taxes	7.4	4.5
Provision for income taxes	3.9	1.5
Net income	$3.5	$3.0
Net income per common share - basic and diluted	$0.06	$0.05

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Net Sales:

Our net sales for the three months ended March 31, 2011 decreased by 6.1% to $59.7 million from $63.6 million for the same period in 2010.  This performance primarily reflected lower net volume, largely stemming from the timing of Easter and the discontinuation of sour cream, as well as higher promotional spending to support recent pricing actions and changes in product mix. Partially offsetting these factors were increases in Smart Balance® enhanced milk, resulting from the national expansion of distribution in 2010, and higher selling prices in spreads.  The sales performance of the Company’s spreads products reflected declines in Smart Balance® spreads, due to continued consumer price sensitivity and overall category weakness, partially offset by growth of Bestlife™ and Earth Balance® brands, driven by distribution gains and increased case shipments.

Cost of Goods Sold:

Cost of goods sold for the three months ended March 31, 2011 was $31.3 million, a 3.3% increase from the same period in 2010.  The increase is primarily due to increased commodity costs, including vegetable oils and butter, partially offset by lower volumes.

Gross Profit:

Our gross profit decreased $4.9 million to $28.4 million for the three months ended March 31, 2011 from $33.3 million for the same period in 2010, due to higher promotional spending to support recent pricing actions, lower overall volume, a product mix shift to lower margin products and the impact of rising commodity costs. Partially offsetting these factors were higher selling prices and lower slotting fees.

Gross profit as a percentage of net sales was 47.6% for the three months ended March 31, 2011 compared to 52.4% during the same period in 2010, reflecting higher promotional spending, a product mix shift to lower margin products and the impact of rising commodity costs. Partially offsetting these factors were higher selling prices and lower slotting fees.

Operating Expenses:

Operating expenses, which includes selling, marketing and general and administrative expenses, for the three months ended March 31, 2011 were $20.8 million compared to $27.5 million for the corresponding period in 2010.  The decrease primarily resulted from lower non-promotional marketing expenses due to a planned shift during the quarter in our overall marketing mix to trade promotions and coupons (promotional expenses) to support recent pricing actions, as well as lower stock-based compensation expenses associated with restructuring actions in 2010.

Operating Income:

Our operating income was $7.6 million for the three months ended March 31, 2011 compared with $5.8 million for the corresponding period in 2010.  The increase was due primarily to lower operating expenses, partially offset by lower gross profits.

Other Income (Expense):

We had other expenses of $(0.2) million for the three months ended March 31, 2011 and $(1.3) million in the corresponding period in 2010.  The results for 2011 and 2010 included net interest expense of $(0.8) million and $(0.9) million, respectively.  Also included in the 2011 other expense was a $0.8 million gain on commodity hedging derivatives versus a loss of $(0.3) million in 2010.

Income Taxes:

The provision for income taxes for the three months ended March 31, 2011 was $3.9 million compared with $1.5 million for the corresponding period in 2010.  The effective tax rate for the three months ended March 31, 2011 was 52.5%, primarily as the result of a $1.0 million adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options. Excluding this adjustment, the effective tax rate for the three months ended March 31, 2011 was 39.7%. The provision for income taxes for the three months ended March 31, 2010 was 33.4%, benefitting from resolution of prior years' tax issues.

Net Income:

Our net income for the three months ended March 31, 2011 was $3.5 million, an increase of $0.5 million versus the corresponding period in 2010.  This increase was due primarily to lower operating expenses, coupled with a $0.8 million gain on commodities hedging, as well as lower net interest expense partially offset by lower gross profit.

Net Income Per Common Share:

Our basic and diluted net income per share for the three months ended March 31, 2011 was $0.06 compared to net income per share of $0.05 in the corresponding period in 2010, based on the basic and diluted weighted average shares outstanding of 59.9 million in 2011 and 62.6 million in 2010.

Cash Flows

Cash provided by operating activities was $4.6 million for the three months ended March 31, 2011 compared to $8.1 million in the corresponding period in 2010.  For the first three months of 2011, we had net income of $3.5 million, which included $1.8 million of non-cash stock-based compensation expenses and $1.7 million of depreciation and amortization expense, offset by increased working capital needs of $3.5 million.  For the first three months of 2010, we had net income of $3.0 million, which included $3.8 million of non-cash stock-based compensation expenses and $1.4 million of depreciation and amortization expense, offset by increased working capital needs of $1.3 million.

Cash used in investing activities totaled $0.5 million for each of the three months ended March 31, 2011 and 2010, and primarily includes additional software development costs.

Cash used in financing activities for the three months ended March 31, 2011 was $2.1 million, resulting primarily from the purchase of treasury stock. Cash used in financing activities for the corresponding period in 2010 was $1.1 million, resulting from the repayment of debt.

Cash Operating Income

The Company reports its financial results in accordance with accounting principles generally accepted in the United States ("GAAP").

The Company uses the term “cash operating income” as an important measure of profitability and performance.   Cash operating income is a non-GAAP measure defined as operating income excluding depreciation, amortization of intangibles, goodwill impairment, realignment charges and stock option expense.  Our cash operating income was $10.9 million in each of the first quarters of 2011 and 2010.  Our management uses cash operating income for planning purposes, and we believe this measure provides investors and securities analysts with important supplemental information regarding the Company’s profitability and operating performance.  However, non-GAAP financial measures such as cash operating income should be viewed in addition to, and not as an alternative for, the Company's results prepared in accordance with GAAP.  In addition, the non-GAAP measures the Company uses may differ from non-GAAP measures used by other companies.  We have included reconciliations of operating income, as determined in accordance with GAAP, to cash operating income.

	Three Months Ended
	March 31, 2011	March 31, 2010
(in millions)
Operating income	$7.6	$5.8
Add back:
Depreciation and amortization	1.5	1.3
Stock option expense	1.8	3.8

Cash Operating Income	$10.9	$10.9

Liquidity and Capital Resources

Liquidity:

Our liquidity planning is largely dependent on our operating cash flows, which are highly sensitive to changes in demand, operating costs and pricing for our major products.  While changes in key operating costs, such as outsourced production, advertising, promotion and distribution, may adversely affect cash flows, we are able to continue to generate significant cash flows by adjusting costs. Our principal liquidity requirements are to finance current operations, pay down existing indebtedness and fund future expansion.  Under our Amended Credit Agreement (as defined below), the Company can also repurchase common stock up to $75 million. In December 2009, the Board approved the repurchase of up to $25 million of shares over a two year period.  Through March 31, 2011, the Company repurchased approximately 3.1 million shares, for an aggregate purchase price of $12.6 million under this program, $2.1 million of which occurred during the first three months of 2011.  Currently, our primary source of liquidity is cash generated from operations.

We believe that cash flows generated from operations, existing cash and cash equivalents, and borrowing capacity under the revolving credit facility should be sufficient to finance working capital requirements for our business for the next twelve months.  As of March 31, 2011, $99.4 million was available for borrowing under our Revolver (as defined below) and we had $5.8 million of cash.  Developing and bringing to market other new brands and business opportunities (such as joint ventures and/or acquisitions) may require additional outside funding, which may require us to seek out additional financing arrangements.

Long Term Debt:

On March 31, 2011, the Company, through its wholly-owned subsidiary GFA Brands, Inc. (the “Borrower”), entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with the various Lenders named therein (the “Lenders”), and Bank of Montreal, as Administrative Agent (the “Agent”).  The Amended Credit Agreement amends and restates in its entirety the Credit Agreement (the "Original Credit Agreement"), dated as of November 4, 2009, by and among the Borrower, the Company, the Agent and the other lenders named therein.

The Amended Credit Agreement provides for $150.0 million in secured debt financing consisting of a $50.0 million term loan (the “Term Loan”) and a $100.0 million revolving credit facility (the “Revolver”).  The Revolver includes a $5.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for swing line loans.  Subject to certain conditions, the Borrower, at its option, may increase the Term Loan or increase the commitments under the Revolver (or a combination of the two) up to an aggregate additional amount of $50.0 million. Such increase may be with existing lenders, or if they decline, by adding additional lenders. Proceeds of the Amended Credit Agreement were used to refinance the obligations under the Original Credit Agreement and may be used for general corporate purposes and general working capital purposes.

The Amended Credit Agreement extended the maturity date of the Term Loan and the loans made pursuant to the Revolver from November 4, 2013 under the Original Credit Agreement to November 4, 2015. The Amended Credit Agreement requires annual principal payments on the Term Loan of $4.0 million in 2011; $5.0 million in each of 2012, 2013 and 2014; and $3.5 million in 2015 plus the balloon payment.

Loans outstanding under the Amended Credit Agreement bear interest, at the Borrower’s option, at either (a) a base rate (defined in the Amended Credit Agreement as the greatest of (i) the Agent’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) a reserve adjusted one-month LIBOR rate plus 1.0%) or (b) a Eurodollar rate determined by reference to LIBOR for the applicable interest period divided by one minus the Eurodollar Reserve Percentage (as defined in the Amended Credit Agreement), in each case plus an applicable margin.  The applicable margin is determined under the Amended Credit Agreement based on the ratio of the Company’s total funded debt to EBITDA for the prior four fiscal quarters (the “Leverage Ratio”), and may range from 1.25% to 2.75%, in the case of base rate loans, and 2.25% to 3.75%, in the case of Eurodollar rate loans.  The Borrower must also pay a commitment fee on the unused portion of the Revolver (determined under the Amended Credit Agreement based on the ratio of the Company’s Leverage Ratio) which may range from 0.375% to 0.50%.

Subject to certain conditions, the Borrower may voluntarily prepay the loans under the Amended Credit Agreement in whole or in part, without premium or penalty (other than customary breakage costs).  Mandatory prepayments that are required under the Amended Credit Agreement include:

•	100% of the net cash proceeds (as defined in the Amended Credit Agreement) upon certain dispositions of property or upon certain damages or seizures of property, subject to limited exceptions;

•
50% of all net cash proceeds from the issuance of additional equity securities of the Company, subject to limited exceptions, provided, however, if the Company's Leverage Ratio is less than or equal to 2.0 as of the end of the most recently ended quarter and no default or event of default has occurred and is continuing, the prepayment is limited to 25% of such proceeds;

•	100% of the amount of net cash proceeds for certain issuances of additional indebtedness for borrowed money; and

•
beginning with the fiscal year ending December 31, 2011 and each fiscal year thereafter, an annual prepayment equal to (i) 25% of excess cash flow of the Company (as defined in the Amended Credit Agreement) for such fiscal year, provided such prepayment is not required if the Company has a Leverage Ratio of less than 2.0, measured as of the end of such fiscal year minus (ii) the aggregate principal amount of terms loans voluntarily prepaid by the Borrower in such fiscal year (other than voluntary prepayments made with the proceeds of issuances of additional indebtedness for borrowed money).

The Amended Credit Agreement contains covenants that are customary for agreements of this type.  These covenants include, among others: a limitation on the incurrence of additional indebtedness; a limitation on mergers, acquisitions, investments and dividend payments; and maintenance of specified financial ratios. The Amended Credit Agreement increased the threshold of Permitted Acquisitions (as defined in the Amended Credit Agreement) by the Company from $50.0 million in a fiscal year under the Original Credit Agreement to $150.0 million for an individual acquisition.  Under the Amended Credit Agreement, the Company must maintain (1) a Leverage Ratio that is not greater than 3.25 to 1.0 until December 30, 2012 and not greater than 3.00 to 1.0 thereafter and (2) a ratio of EBITDA to Debt Service (as defined in the Amended Credit Agreement), in each case for the prior four fiscal quarters, of not less than 2.00 to 1.00.  The Company is also limited to spending not more than $6.0 million of capital expenditures per year with any unexpended amounts carried over to the next twelve months.  At March 31, 2011, the Company was in compliance with all of its covenants.

The failure to satisfy covenants under the Amended Credit Agreement or the occurrence of other specified events that constitute an event of default could result in the acceleration of the repayment obligations of the Borrower.  The Amended Credit Agreement contains customary provisions relating to events of default for agreements of this type. The events of default include (subject to certain limitations), among others: the nonpayment of any outstanding principal, interest, fees or other amounts due under the Amended Credit Agreement; certain bankruptcy events, judgments or decrees against the Company or the Borrower; cross defaults to other indebtedness exceeding $5.0 million; a change in control (as defined in the Amended Credit Agreement) of the Company or the Borrower; and the failure to perform or observe covenants in the Amended Credit Agreement.

The obligations under the Amended Credit Agreement are guaranteed by the Company and all existing and future subsidiaries of the Borrower.  The Borrower and the Company granted to the Agent, for the benefit of the Lenders, a security interest in substantially all of its respective assets, including, among other things, patents, patent licenses, trademarks and trademark licenses.

After the close of the transaction, total debt outstanding under the Amended Credit Agreement totaled approximately $50.6 million, comprised of $50.0 million of Term Loan debt and $0.6 million of borrowings under the Revolver.

In addition to the indebtedness under the Amended Credit Agreement, the Company has recorded a contract payable of $5.5 million representing the unpaid balance on a 2010 acquisition. This amount will be paid in annual installments over the next four years, together with related interest. As of March 31, 2011, $1.4 million of this amount is included within accrued expenses on the Consolidated Balance Sheet.

The Company is required to pay the following amounts for its debt and contract obligations in each of the next five years (in millions):

2011	$4.0
2012	6.4
2013	6.4
2014	6.4
2015	32.9
Total	$56.1

As of March 31, 2011, $6.4 million is due in the next twelve months.  This amount does not take into account the amount, if any, of the requirement that, beginning with the fiscal year ending December 31, 2011, the Company make an annual payment equal to 25% of excess cash flow, as defined by the Amended Credit Agreement, unless its leverage ratio is less than 2.0.  The Company currently has a leverage ratio of less than 2.0 and expects to remain at that level on December 31, 2011.

The interest rate for outstanding obligations under the Amended Credit Agreement at March 31, 2011 was 3.06% while the commitment fee on the unused line was 0.375%.

Contractual Obligations

There has been no material change to our contractual obligations as disclosed in the fiscal year 2010 Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 24, 2011.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities”.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks due primarily to changes in interest rates on our variable interest rate debt.  Under our Amended Credit Agreement, we are subject to changes in interest rates, but are not required to enter into an interest rate swap until the market LIBOR rate exceeds 2.0%.  The three-month LIBOR rate at March 31, 2011 was 0.31%.

We purchase significant amounts of soy, palm and canola oil products to support the needs of our brands. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. We do not engage in any hedging activities because we enter into agreements that qualify as normal purchases and sales in the normal course of business.  Accordingly, the agreements do not qualify as derivatives under existing authoritative accounting guidance, namely, “Accounting for Derivative Instruments and Hedging Activities.”  As of March 31, 2011, we had commitments of $30.9 million related to soy, palm and canola oil products compared to $23.8 million as of December 31, 2010. The majority of these commitments are expected to be liquidated by the fourth quarter of 2011.

We are exposed to market risk from changes in interest rates charged on our debt. The impact on earnings is subject to change as a result of movements in market rates. A hypothetical increase in interest rates of 100 basis points would result in potential reduction of future pre-tax earnings of approximately $0.5 million per year.  Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business and other factors.

Item 4.        Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting. During the fiscal quarter ended March 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.        Other Information

Item 1.        Legal Proceedings

The Company is currently involved in the following legal proceedings:

On February 8, 2010 a lawsuit was filed against Smart Balance, Inc. in the Federal District Court for the Central District in California in Santa Ana, California.  The complaint alleges, among other things, violations of California’s unfair competition law, false advertising, and consumer remedies act and seeks to identify all similarly situated plaintiffs and certify them in a class action. This suit relates to the Company's Nucoa® stick margarine products, which represented less than 1% of sales in 2010. The Company is in the process of vigorously defending itself against this suit. No matter what the outcome, the Company does not expect that the resolution of this matter will have a material adverse effect on its business.

In 2007, three parties filed Oppositions to European Patent No. 0820307 relating to increasing the HDL level and the HDL/LDL ratio in Human Serum by Balancing Saturated and Polyunsaturated Dietary Fatty Acids.  In July 2010, a hearing was held on this matter in Munich, Germany and the patent panel ruled against the Company.  The Company recently received the panel’s written decision and has reviewed its findings. The Company has decided to appeal the ruling.  The Company believes that neither this proceeding, nor its ultimate outcome, will have any material adverse effect on its business.

The Company is not a party to any other legal proceeding that it believes would have a material adverse effect on its business, results of operations or financial condition.

Item 1A.    Risk Factors

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A of our annual report on Form 10-K for the year ended December 31, 2010.

Item 6.        Exhibits

See the exhibit index located elsewhere in this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 5, 2011	SMART BALANCE, INC. (Registrant)

/s/ Stephen B. Hughes
Stephen B. Hughes Chairman and Chief Executive Officer (Authorized officer of Registrant)

/s/ Alan S. Gever
Alan S. Gever Executive Vice President and Chief Financial Officer (Principal financial officer of Registrant)

Exhibit Index:

10.1
Amended and Restated Credit Agreement, dated as of March 31, 2011, by and among, GFA Brands, Inc., as the Borrower, Smart Balance, Inc., as the Parent and a Guarantor, the other Guarantors from time to time parties thereto, the Lenders from time to time parties thereto, and Bank of Montreal, as Administrative Agent. (1)

10.2	Amended and Restated Manufacturing Agreement, effective as of January 1, 2011, by and between GFA Brands, Inc. and Ventura Foods, LLC. (2)

10.3	Manufacturing Agreement, dated as of February 23, 2011, by and between GFA Brands, Inc. and Kagome Creative Foods, LLC. (3)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 5, 2011.
2	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed with the SEC on April 29, 2011.
3	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A filed with the SEC on April 29, 2011.