Form 10-Q
period 2011-06-30
SMART BALANCE, INC.
filed 2011-08-04
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2011	Commission File Number 001-33595

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
Yes ☒     No ☐

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
Yes ☐     No ☒

As of August 4, 2011, the Registrant had 58,940,020 shares of common stock, par value $.0001 per share, outstanding.

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

Part I.  Financial Information

Item 1. Financial Statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,266	$3,840
Accounts receivable, net of allowance of: $236 (2011) and $261 (2010)	12,616	12,960
Accounts receivable - other	1,395	755
Inventories	7,008	7,949
Prepaid Taxes	246	—
Prepaid expenses and other assets	5,082	2,651
Deferred tax asset	2,643	2,320
Total current assets	37,256	30,475
Property and equipment, net	5,836	5,378
Other assets:
Goodwill	248,912	248,912
Intangible assets, net	148,027	150,017
Deferred costs, net	2,830	1,467
Other assets	1,748	2,154
Total other assets	401,517	402,550
Total assets	$444,609	$438,403
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$25,377	$23,481
Income taxes payable	1,179	457
Current portion of long term debt	5,000	5,000
Total current liabilities	31,556	28,938
Long term debt	44,000	44,000
Deferred tax liability	45,336	44,165
Contract payable	4,125	5,500
Other liabilities	1,254	2,301
Total liabilities	126,271	124,904

Commitment and contingencies
Stockholders' equity
Common stock, $.0001 par value, 250,000,000 shares authorized; 62,630,683 (2011 and 2010) issued and 58,940,020 and 59,999,832 outstanding in 2011 and 2010, respectively	6	6
Additional paid in capital	537,681	534,568
Accumulated deficit	(203,754)	(210,627)
Treasury stock, at cost (3,690,663 and 2,630,851 shares in 2011 and 2010, respectively)	(15,595)	(10,448)
Total stockholders' equity	318,338	313,499
Total liabilities and stockholders' equity	$444,609	$438,403

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$59,021	$55,634	$118,743	$119,268
Cost of goods sold	30,849	28,771	62,199	59,057
Gross profit	28,172	26,863	56,544	60,211

Operating expenses:
Marketing	5,889	10,076	11,390	20,498
Selling	5,150	4,415	10,300	9,620
General and administrative	9,716	11,195	19,844	23,127
Goodwill impairment	—	130,000	—	130,000
Total operating expenses	20,755	155,686	41,534	183,245
Operating income (loss)	7,417	(128,823)	15,010	(123,034)

Other income (expense):
Interest expense	(684)	(767)	(1,474)	(1,712)
Other income (expense), net	(188)	(216)	466	(585)
Total other (expense)	(872)	(983)	(1,008)	(2,297)
Income (loss) before income taxes	6,545	(129,806)	14,002	(125,331)
Provision for income taxes	3,216	3,327	7,130	4,822
Net income (loss)	$3,329	$(133,133)	$6,872	$(130,153)

Income (loss) per share:
Basic	$0.06	$(2.13)	$0.12	$(2.08)
Diluted	$0.06	$(2.13)	$0.11	$(2.08)

Weighted average shares outstanding:
Basic	59,267,479	62,460,844	59,577,678	62,545,294
Diluted	59,721,217	62,460,844	60,026,195	62,545,294

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$6,872	$(130,153)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	3,092	2,620
Amortization of deferred financing costs	270	426
Deferred income taxes	848	56
Stock based compensation	3,113	5,541
Goodwill impairment	—	130,000
Changes in assets and liabilities:
Accounts receivable	344	(1,638)
Inventories	941	(92)
Income taxes receivable	—	1,131
Prepaid expenses and other assets	(2,665)	(8,337)
Prepaid taxes	(246)	(1,252)
Accounts payable and accrued expenses	197	7,215
Net cash provided by operating activities	12,766	5,517
Cash flows from investing activities
Purchase of property and equipment	(1,207)	(784)
Patent/trademark defense costs	(353)	(101)
Net cash (used in) investing activities	(1,560)	(885)
Cash flows from financing activities
Proceeds from issuance of long term debt	1,627	4,000
Repayment of debt	(1,627)	(7,643)
Payments for loan costs	(1,633)	(21)
Purchase of treasury stock	(5,147)	(4,995)
Net cash (used in) financing activities	(6,780)	(8,659)
Net increase (decrease) in cash for the period	4,426	(4,027)
Cash - beginning of period	3,840	7,538
Cash - end of period	$8,266	$3,511
Cash paid during the period for:
Income taxes	$5,826	$4,590
Interest	$1,258	$1,914

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

The accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Smart Balance, Inc. included in the Company's 2010 Annual Report on Form 10-K. The reported results for the six month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

2.        Summary of significant accounting policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  There were no cash equivalents as of June 30, 2011 or December 31, 2010.

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

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 10 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement.  The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance of these assets may not be recoverable.  When deemed necessary, the Company completes this evaluation by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.  If such evaluations indicate that the future undiscounted cash flows of amortizable long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values.

Goodwill

Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that impairment may have occurred. The impairment analysis for goodwill includes a comparison of the Company’s carrying value (including goodwill) to the Company’s estimated fair value. If the fair value of the Company does not exceed its carrying value, then an additional analysis would be performed to allocate the fair value to all assets and liabilities of the Company as if the Company had been acquired in a business combination and the fair value was its purchase price. If the excess of the fair value of the Company over the fair value of its identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference.  At June 30, 2011, the Company reviewed its assessment of fair value and

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

made a determination that there was no indication of impairment.  At June 30, 2010, the Company concluded that its estimated fair value was less than the carrying value of the recorded goodwill, and, accordingly, recorded an impairment loss of $130,000 (see footnote 5 for further details).

Intangible Assets

Other intangible assets are comprised of both finite and indefinite life intangible assets. Indefinite life intangible assets are not amortized but are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. In assessing the recoverability of indefinite life intangible assets, the Company must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.

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

The Company has determined that its Smart Balance® and Earth Balance® trademarks have indefinite lives and these assets are not being amortized. The Company has performed its annual assessment of its indefinite lived intangible assets for impairment at June 30, 2011 and 2010 and determined there was no impairment.  Certain other assets acquired, primarily patent technology, have been determined to have finite lives ranging from 10 to 20 years and their costs are being amortized over their expected useful lives.

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

Shipping and Handling Costs

Shipping and handling costs to external customers for the three months ended June 30, 2011 and 2010 were $3,889 and $3,622, respectively, and were included in selling expense. Shipping and handling costs to external customers for the six months ended June 30, 2011 and 2010 were $7,814 and $7,658, respectively. Internal shipping and handling costs are capitalized within inventory and recognized within costs of goods sold in the consolidated statements of operations when related products are sold to external customers.

Deferred Compensation Plan

The Company's deferred compensation plan is funded by whole life insurance in which employee participants elect to defer a certain portion of their base salary and/or bonus. The participant's cash deferrals earn a return based on the participant's investment in several investment options.

As of June 30, 2011, the plan assets were less than the liability by $55 due to slightly lower returns on plan assets and the up-front cost of life insurance and thus compensation expense was increased by this amount. The total of participant deferrals, which is reflected in long-term employee related liabilities and other, was $887 at June 30, 2011.

Deferred Costs

Deferred loan costs associated with the Company’s secured debt financing are being amortized over the term of the loan, using the effective interest method or straight-line method, as appropriate.

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

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

The Company offers its customers and consumers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and co-op advertising; such amounts are estimated and recorded as a reduction in revenue. For interim reporting, the Company estimates the total annual sales incentives for most programs and records a pro rata share in proportion to forecasted annual revenue.  As a result, the Company has recorded a prepaid asset at June 30, 2011 of $3,685 which will be charged to expense over the remaining two quarters.  The Company sells its products to customers without a right of return and is not obligated to accept any returns.

Earnings per Share of Common Stock

Basic earnings per share (EPS) is computed by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the number of weighted-average shares outstanding adjusted for any additional common shares that would have been outstanding if all of the potential dilutive common shares had been issued. Potential dilutive common shares outstanding include stock options. The following table summarizes stock options not included in the computation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options excluded due to option price being greater than market value	7,405,000	11,076,625	7,406,875	11,142,875
Stock options excluded due to anti-dilution	1,740,959	208,750	1,744,305	142,500

Segment

Authoritative accounting guidance requires segment information to be prepared using the “management” approach. The management approach is based on the method that management organizes the segments within the Company for making operating decisions and assessing performance. The Company evaluates all products, makes operating decisions and performance assessments based on a total company approach and therefore considers itself as having only one segment.  The Company’s buttery spreads category, marketed under Smart Balance®, Earth Balance®, Bestlife™, Smart Beat® and Nucoa®, is by far the most developed and accounted for approximately 70% and 71% of  revenue for the three and six months ended June 30, 2011 and 69% and 72% of revenue for the three and six months ended June 30, 2010, respectively.

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

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

At June 30, 2011 and December 31, 2010, information about inputs into the fair value measurements of the Company’s assets and liabilities that are made on a recurring basis was as follows:

	As of June 30, 2011
	Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deferred compensation (1)	832	—	832	—
Derivative assets (2)	954	—	954	—
Total assets	$1,786	$—	$1,786	$—

Liabilities:
Deferred compensation (1)	$887	$—	$887	$—

	As of December 31, 2010
	Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deferred compensation (1)	1,013	—	1,013	—
Derivative assets (2)	287	—	287	—
Total assets	$1,300	$—	$1,300	$—

Liabilities:
Deferred compensation (1)	$1,196	$—	$1,196	$—

(1) Deferred compensation assets are recorded in "Other assets" and deferred compensation liabilities are recorded in "Other liabilities" in the Consolidated Balance Sheets.
(2) Derivative assets are recorded in "Accounts receivable - other" in the Consolidated Balance Sheets.

Derivative

The Company uses derivative financial instruments, principally commodity exchange contracts, to manage risks from fluctuations in commodity costs. Derivative financial instruments are not used for the purpose of creating speculative positions or for trading purposes. Related contracts are recorded in the balance sheet at fair value using market prices prevailing at the balance sheet date obtained from independent commodity exchanges. Changes in the fair value are recognized through earning in the period in which they occur. Contracts are entered into having maturities of no more than twelve months.

Research and Development

Research and development expenses are charged to operations when incurred and amounted to $201 and $392 for the three and six months ended June 30, 2011 and $249 and $435 for the three and six months ended June 30, 2010, respectively.

Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2011, there was a valuation allowance of $161 recorded for certain state tax

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

purposes, the realization of which is not determined to be "more likely than not".

The Company records a liability for all tax positions if it is not "more likely than not" that the position is sustainable based on its technical merits.

Advertising

Advertising costs are charged to operations (classified as marketing expenses) when incurred and amounted to $3,214 and $6,365 for the three and six months ended June 30, 2011 and $6,154 and $13,261 for the three and six months ended June 30, 2010, respectively.

Share-Based Compensation Expense

The Company records share-based compensation in accordance with ASC Topic 718, "Compensation - Stock Compensation", which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Employee share-based compensation expense was $1,347 and $3,113 for the three and six months ended June 30, 2011 and $1,763 and $5,541 for the three and six months ended June 30, 2010, respectively.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company maintains the majority of its cash and cash equivalents in the form of demand deposits with financial institutions that management believes are creditworthy. At June 30, 2011, the cash balances in these institutions were insured in full by the Federal Deposit Insurance Corporation. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base. The Company does have one customer that accounted for approximately 19% and 20% of sales during the three and six months ended June 30, 2011, respectively. The aggregate accounts receivable from this customer amounted to approximately 21% of the accounts receivable balance outstanding at June 30, 2011. The Company also has one product, “spreads,” which accounted for approximately 70% and 71% of total revenue for the three and six months ended June 30, 2011, respectively.  Approximately 69% and 71% of the Company’s revenues during the three and six months ended June 30, 2011, respectively, came from products utilizing licenses from Brandeis University.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (Topic 220), requiring companies to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements of net income and other comprehensive income.  The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  These provisions will become effective for us beginning with our quarterly report for the period ended March 31, 2012.

3.        Property and equipment

Property and equipment consist of the following:

	June 30, 2011	December 31, 2010
Software development costs	$5,513	$5,231
Equipment	2,064	1,244
Furniture and fixtures	1,021	1,021
Leasehold improvements	448	342
	9,046	7,838
Less: accumulated depreciation	(3,210)	(2,460)
Property and equipment, net	$5,836	$5,378

Depreciation expense was $377 and $749 for the three and six months ended June 30, 2011, compared to $302 and $586 for the three and six months ended June 30, 2010, respectively.

4.        Intangible assets

The following is a summary of intangible assets and goodwill as of June 30, 2011:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Accumulated Adjustments	Net Carrying Value
Patent technology	$40,000	$(16,497)	$—	$317	$23,820
Supply relationship	1,000	(279)	—	—	721
Subscription database	2,900	(290)	—	—	2,610
Trademarks	121,152	—	—	(276)	120,876
Goodwill	378,912	—	(130,000)	—	248,912
	$543,964	$(17,066)	$(130,000)	$41	$396,939

Adjustments to trademarks primarily relate to a legal settlement received of $367 and serve to reduce related costs previously capitalized. Adjustments to patent technology primarily relate to the capitalization of legal defense costs associated with the Company’s licensed patents from Brandeis University.  Amortization expense was $1,172 and $2,343 for the three and six months ended June 30, 2011 and $1,016 and $2,033 for the three and six months ended June 30, 2010, respectively.  At June 30, 2010, the Company recognized an impairment loss of $130,000 (see footnote 5 for further details).

Based on the Company's amortizable intangible assets as of June 30, 2011, amortization expense is expected to be approximately $2,400 for the remainder of 2011 and range from approximately $4,150 to $4,750 for each of the next five fiscal years.
5.        Goodwill impairment

As required under ASC Topic 350 “Goodwill and Other Intangible Assets”, the Company routinely reviews the carrying value of its net assets, including goodwill, to determine if any impairment has occurred.  The Company performed an impairment test of goodwill following a two step process as defined in ASC Topic 350. The first step in this process compares the fair value of the Company’s net assets, including goodwill, to their carrying value. If the carrying value exceeds the fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value is allocated to all assets and liabilities to determine the implied goodwill value. This allocation is similar to a purchase price allocation done under purchase accounting. The Company completed its impairment analysis at June 30, 2011 and made a determination that there was no indication of impairment.  However, any significant adverse change in the assumptions the Company used in determining fair value could have a significant impact on the recoverability of the Company’s goodwill and could have a material impact on its consolidated financial statements.  The Company’s growth plans include new products which are highly dependent on consumer acceptance, retail placement and the Company’s effectiveness in marketing strategies.

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

The consolidated balance sheet as of June 30, 2011 includes remaining accruals relating to the realignment program of $2,092.  The following table sets forth the activity affecting the accrual during the six months ended June 30, 2011:

	Severance	Other Closure and Exit Costs	Total
Balance as of December 31, 2010	$2,925	$341	$3,266
Charges incurred	—	—	—
Cash payments	(1,113)	(61)	(1,174)
Adjustments	—	—	—
Balance as of June 30, 2011	$1,812	$280	$2,092

The current portion of liabilities for accrued restructuring as of June 30, 2011 is $1,724 and is reflected in accrued expenses and the remaining liability of $368 is reflected in other liabilities. The liabilities for other closure and exit costs as of June 30, 2011 are included in accrued expenses and primarily relate to contractually required lease obligations and other contractually committed costs associated with abandoned office space.  The Company expects to pay the remaining realignment obligations within 2.5 years, with the majority of the obligations being paid within the next twelve months.

7.        Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2011	December 31, 2010
Accounts payable	$9,804	$11,680
Accrued trade spend	3,388	3,402
Accrued marketing	2,547	1,455
Current portion of contract payable	1,375	—
Accrued restructuring	1,724	2,166
Accrued incentives	2,197	—
Accrued other	4,342	4,778
Total	$25,377	$23,481

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

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

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

The Amended Credit Agreement contains covenants that are customary for agreements of this type.  These covenants include, among others: a limitation on the incurrence of additional indebtedness; a limitation on mergers, acquisitions, investments and dividend payments; and maintenance of specified financial ratios. The Amended Credit Agreement increased the threshold of Permitted Acquisitions (as defined in the Amended Credit Agreement) by the Company from $50,000 in a fiscal year under the Original Credit Agreement to $150,000 for an individual acquisition.  Under the Amended Credit Agreement, the Company must maintain (1) a Leverage Ratio that is not greater than 3.25 to 1.0 until December 30, 2012 and not greater than 3.00 to 1.0 thereafter and (2) a ratio of EBITDA to Debt Service (as defined in the Amended Credit Agreement), in each case for the prior four fiscal quarters, of not less than 2.00 to 1.00.  The Company is also limited to spending not more than $6,000 of capital expenditures per year with any unexpended amounts carried over to the next twelve months.  At June 30, 2011, the Company was in compliance with all of its covenants.

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

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The obligations under the Amended Credit Agreement are guaranteed by the Company and all existing and future subsidiaries of the Borrower.  The Borrower and the Company granted to the Agent, for the benefit of the Lenders, a security interest in substantially all of its respective assets, including, among other things, patents, patent licenses, trademarks and trademark licenses.

After the close of the Amended Credit Agreement, total debt outstanding totaled approximately $50,600 comprised of $50,000 of Term Loan debt and $600 of borrowings under the Revolver.  During the second quarter of 2011, the Company repaid amounts required under the Term Loan of $1,000 and the amounts outstanding under the Revolver, resulting in $49,000 of outstanding debt under the Amended Credit Agreement at June 30, 2011.

In addition to the indebtedness under the Amended Credit Agreement, the Company has recorded a contract payable of $5,500 representing the unpaid balance on a 2010 acquisition. This amount will be paid in annual installments over the next four years, together with related interest. As of June 30, 2011, $1,375 of this amount is included within accrued expenses on the Consolidated Balance Sheet.

The Company is required to pay the following amounts for its debt and contract obligations:

2011	$3,000
2012	6,375
2013	6,375
2014	6,375
2015	32,375
Total	$54,500

As of June 30, 2011, $6,375 is due in the next twelve months.  This amount does not take into account the amount, if any, of the requirement that, beginning with the fiscal year ending December 31, 2011, the Company make an annual payment equal to 25% of excess cash flow, as defined by the Amended Credit Agreement, unless its leverage ratio is less than 2.0.  The Company currently has a ratio of less than 2.0. The interest rate for outstanding obligations under the Amended Credit Agreement at June 30, 2011 was 3.15% while the interest rate on the unused line was 0.375%.

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

The Company and its stockholders have authorized the issuance of up to 12,150,000 stock options under its Stock and Awards Plan.  As a result of the Option Exchange, 432,178 of these options are no longer available to be granted. As of June 30, 2011, 2,718,125 options remained available for future grants.

In addition, during the first quarter of 2008, the compensation committee and a sub-committee of the compensation committee approved the issuance of up to 1,375,000 inducement stock options grants to new employees outside of the Company’s stock plan pursuant to NASDAQ Marketplace Rule 4350.  As a result of the Option Exchange, 600,000 of these options are no longer available to be granted. As of June 30, 2011, 175,000 options remained available for future grants.

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

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

Additional information with respect to stock option activity is as follows:

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Shares at December 31, 2009	12,256,000	$9.34	7.78
Options granted	1,740,000	6.45	9.46
Options exercised	—	—	—
Options canceled/forfeited	(2,489,375)	9.37	7.37
Shares at December 31, 2010	11,506,625	$8.90	7.21
Options granted *	1,837,822	4.57	7.06
Options exercised	—	—	—
Options canceled/forfeited	(1,247,250)	9.07	7.00
Options exchanged	(2,497,500)	9.38	6.66
Shares at June 30, 2011	9,599,697	$7.92	6.88
Shares exercisable at June 30, 2011	3,348,000	$9.23	6.40
* Includes 1,465,322 replacement stock options granted in connection with the Option Exchange.

The weighted-average grant-date fair value of options granted during the first six months of 2011 was $2.10.

The following summarizes non-vested share activity as of June 30, 2011:

	Shares	Grant-Date Fair Value
Nonvested shares at December 31, 2010	7,694,625	$4.50
Options granted	1,837,822	2.10
Options vested	(1,017,625)	4.32
Options canceled/forfeited	(711,875)	4.59
Options exchanged	(1,551,250)	4.85
Non-vested shares at June 30, 2011	6,251,697	$3.73

As of June 30, 2011, the total compensation cost related to non-vested awards not yet recognized was $7,684 with a weighted average remaining period of 1.89 years over which it is expected to be expensed.

The Company accounts for its stock-based compensation awards in accordance with authoritative accounting guidance for share-based payment, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Stock-based compensation expense (pre-tax) included in operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service period-based	$1,203	$628	$2,502	$2,548
Market price-based $16.75	31	362	76	1,327
Market price-based $20.25	113	773	535	1,666
Total	$1,347	$1,763	$3,113	$5,541

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

10.        Stock-repurchase activities

In December 2009, the Company’s Board of Directors (the “Board”) approved a stock repurchase program which authorized the Company to repurchase up to $25,000 of its common stock over a two-year period. Through June 30, 2011, the Company repurchased 3,690,663 shares under this program at an average price of $4.23 per share for an aggregate purchase price of $15,595.  As of June 30, 2011, the stock repurchase program had remaining aggregate authorized funds of $9,405.  The stock repurchase program will expire on December 31, 2011 unless extended by the Board.

11.        License

A substantial portion of the Company’s business is dependent on its exclusive worldwide license of certain technology from Brandeis University. This license agreement, dated September 1996, imposes certain obligations upon the Company, such as diligently pursuing the development of commercial products under the licensed technology. The agreement for each country expires at the end of the term of each patent in such country and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that the Company has failed to meet its obligations under the license agreement, Brandeis could seek to limit or terminate the Company’s license rights. Royalties earned by Brandeis are included within "General and Administrative" expenses in the Consolidated Statement of Operations and were $207 and $542 for the three and six months ended June 30, 2011, respectively, and $193 and $491 for the three and six months ended June 30, 2010, respectively.

12.        Income taxes

The Company’s effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which it operates and the amount of taxable income it earns. The effective tax rates for the three and six months ended June 30, 2011 was 49.1% and 50.9%, respectively, primarily as a result of adjustments to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options. Excluding these adjustments, the effective tax rate for the three and six months ended June 30, 2011 was 40.5% and 40.1%, respectively.  The Company’s effective tax rate for the balance of 2011 is estimated to be approximately 40%.

The deferred tax liability represents primarily the difference between the tax and accounting basis of intangible assets acquired in the GFA merger. In addition, due primarily to the 2010 restructurings, certain non-qualified stock options for terminated employees were forfeited during the first and second quarters, resulting in reductions of deferred tax assets (future benefits that were recorded when the options were granted) of $955 and $566, respectively, since the Company would no longer be able to recognize those benefits. Shares are legally forfeited based on the terms of the severance arrangements, as dictated by the Stock Option Plan and/or by the Employee's Stock Option Award Agreement.

The Internal Revenue Service ("IRS") is currently examining the 2008 and 2009 federal tax returns. The Company does not anticipate any material adverse adjustments resulting from this review. Prior periods have either been audited or are no longer subject to IRS audit. In most state jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2006.

13.        Commitments and contingencies

As of June 30, 2011, the Company had the following commitments and contractual obligations:

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

•
Forward purchase commitments for a portion of the Company's projected requirement for peanuts and for palm, soy and canola oil.  These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price. These commitments total approximately $42.9 as of June 30, 2011.  The majority of these commitments are expected to be liquidated by the first quarter of 2012.

14.        Legal proceedings

The Company is currently involved in the following legal proceedings:

On February 8, 2010 a lawsuit was filed against Smart Balance, Inc. in the Federal District Court for the Central District in California in Santa Ana, California.  The complaint alleges, among other things, violations of California’s unfair competition law, false advertising, and consumer remedies act and seeks to identify all similarly situated plaintiffs and certify them in a class action. This suit relates to the Company's Nucoa® stick margarine products, which represented less than 1% of sales in 2010 and the first half of 2011. The Company is in the process of vigorously defending itself against this suit. The Company does not expect that the resolution of this matter will have a material adverse effect on its business.

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

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

15.        Subsequent events

On August 3, 2011, the Company acquired 100% of the equity interest of Importations DE-RO-MA, which owns Glutino Food Group ("Glutino"), for $66,308, from Claridge, a Montreal-based investment firm. Based in Laval, Quebec, Glutino is a leading manufacturer and marketer of innovative, premium-priced, gluten-free foods sold under the Glutino and Gluten-Free Pantry brands. Glutino offers a wide range of shelf-stable and frozen gluten free products, including snack foods, frozen baked goods, frozen entrees and baking mixes throughout North America. This acquisition was funded under the Company's Revolving Credit Facility.

On August 3, 2011, in connection with the acquisition of Glutino, the Company, through its wholly-owned subsidiary GFA Brands, Inc., entered into a First Amendment (the “Amendment”) to the Amended Credit Agreement. The Amendment confirmed that the acquisition of Glutino was a Permitted Acquisition within the meaning of the Amended Credit Facility, added Glutino USA, Inc. as a co-Borrower, and modified certain covenant terms and restrictions to provide greater flexibility to the Company in connection with the acquisition. In addition, the Amendment modified the definition of EBITDA to account for the impact of the acquisition on the earnings and financial position of the Company, provided the flexibility to move funds to Canadian subsidiaries and increased the capital expenditures limit by up to $8,500 million relative to a project associated with the acquisition.

The following unaudited pro forma financial information presents the combined results of the Company and Glutino as though the acquisition had been consummated as of the beginning of the periods presented, for the two periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$71,384	$67,814	$145,799	$142,591
Net income (loss)	3,392	(133,152)	8,009	(129,056)
Basic and Diluted income (loss) per share	$0.06	$(2.13)	$0.13	$(2.06)

The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the periods indicated nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any potential net sales enhancements or operating efficiencies that could result from the acquisition.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the June 30, 2011 Consolidated Financial Statements and the related Notes contained in this quarterly report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010. Forward-looking statements in this section are qualified by the cautionary statements included under the heading “Cautionary Note Regarding Forward Looking Information,” above.

Company Overview

We are a consumer food products company that competes primarily in the retail branded food products industry and focuses on providing value-added, functional food products to consumers. Functional food is defined as a food or a food ingredient that has been shown to support normal, healthy structures, functions and systems in the body. We market buttery spreads, enhanced milk, cooking oil, peanut butter, mayonnaise dressing, microwave popcorn and other products primarily under the Smart Balance® trademark. In the natural food channel, we sell similar natural and organic products under the Earth Balance® trademark. For the value consumer, we sell buttery spreads and sticks under the Bestlife™ trademark. Our trademarks are of material importance to our business and are protected by registration or other means in the United States and a number of international markets.  Our buttery spreads category, marketed under our Smart Balance®, Earth Balance®, Bestlife™, Nucoa® and SmartBeat® brands, is by far our most developed and accounted for approximately 70% and 71% of sales for the three and six months ended June 30, 2011, respectively.  Our products are sold throughout the U.S.  The majority of our products are sold through supermarket chains and food wholesalers.

We outsource production of finished goods to third-party manufacturers.  We currently do not own or operate any manufacturing facilities.  Outsourcing allows us to focus our energy and resources on marketing and sales, while substantially reducing capital expenditures and avoiding the complication of managing a production work force.  Most of our manufacturers supply our products at a price equal to the cost of ingredients and certain packaging plus a contracted toll charge.  We use third party distributors and a network of public warehouses to deliver products from our manufacturers to our customers.

Our goal is to become a recognized leader in providing more nutritious and great tasting products for a wide variety of consumer needs.  We believe the Smart Balance® brand has the potential to become a broad functional foods platform across multiple food categories.  Our primary growth strategy is two-fold: (1) to drive consumer and trade awareness of our brands and (2) to increase purchase frequency by expanding product offerings and distribution in our core category of spreads and into other categories.  In order to drive consumer and trade awareness of our brands and add more households that prefer our products, we will continue to use marketing and promotional programs to drive trial and encourage brand loyalty.

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

We are the number two marketer of spreads in the U.S., based on data from The Nielsen Company, on a dollar basis. For the year ending December 31, 2010, our market share in dollars was 15.3%, an increase of 10 basis points from the same period in the prior year. Our unit share increased to 10.1% in 2010, from 10.0% in 2009. Our strategy for Smart Balance® spreads has been to maintain price and product positioning as a premium brand. In 2011, we are marketing our spreads and enhanced milk products together to increase efficiency of our spending and drive trial via cross promotion. In the first half of 2011, our spreads share of market in dollars was 15.0%, a decrease of 70 basis points from the same period in the prior year.

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

Commodity costs have been rising across the food industry since mid-2010. Our competitors increased prices in the spreads category in 2011 and we followed with price increases as well. Due to the continued economic conditions affecting our industry and the price sensitive consumer, there may be volume implications to the pricing actions.

Our current dairy aisle initiative is an important part of our growth plan. Centered on the high purchase frequency of the milk category, we believe success in expanding in the dairy aisle will be a key driver toward our growth goals. For our dairy initiative in 2009, we expanded distribution of milk to the Northeast, beyond the initial Florida market. In 2010, we expanded milk nationally and are using advertising and other marketing to drive trial. However, our ability to build trial for milk continues to be slowed by the current economic environment. In 2010, the market share of our milk was 0.3% of the total milk category for the food channel, compared to 0.2% in 2009, according to Nielsen data. Our market share in the first half of 2011 continues at 0.3%.

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

In the third quarter of 2010, we announced the launch of Earth Balance® organic soymilk into Whole Foods markets nationwide. This marks a strategic expansion of the Earth Balance® brand beyond spreads into a higher velocity category and other categories over time. We have broadened distribution of Earth Balance® organic soymilk to other natural food customers in 2011. We have announced two new products for Earth Balance®; Organic Coconut Spread and Mindful Mayo™, a refrigerated spread available in the natural foods channel.

     We entered into an amendment of our existing credit agreement in March 2011 to give the Company greater flexibility in strategic areas such as acquisitions and capital structure with higher available credit and less restrictive financial covenants than our previous facility. See "Liquidity and Capital Resources" included elsewhere in this report. As of June 30, 2011, our debt was $49.0 million, a reduction of $111.0 or 69% from May 2007, the date of the acquisition of GFA Brands, Inc.

In the fourth quarter of 2009 our board authorized a two-year, $25 million stock repurchase program, which became effective starting in March 2010. As of June 30, 2011, approximately $15.6 million was used to repurchase the Company's shares.

As required under ASC Topic 350 “Goodwill and Other Intangible Assets”, in connection with the preparation of the June 30, 2011 financial statements, the Company performed its annual impairment test of goodwill and made a determination that there was no indication of impairment. During the second quarter of 2010, our revenue and earnings expectations and longer term outlook were not materializing as previously projected. The main contributors to this change in our outlook were the persistent softness in U.S. consumer confidence and the resulting intensified competitive environment for the Company's premium products. This change in outlook for the rest of 2010 resulted in a significant reduction in the Company's share price and related market capitalization. Given this decline, in connection with the preparation of the June 30, 2010 financial statements, we performed an impairment test of goodwill which resulted in a goodwill impairment loss of $130.0 million at June 30, 2010. See footnote 5 of our unaudited consolidated financial statements included elsewhere in this report.

As part of continuing efforts to right-size and realign our staff to increase efficiency and effectiveness and position the Company for success in 2011 and beyond, the Company undertook two organizational restructurings in 2010. The Company reduced its total number of employees by approximately 12%. The one-time cost of the combined actions in the second quarter and the fourth quarter totaled approximately $4 million, with corresponding expected ongoing annualized savings in excess of $4 million. Due primarily to the 2010 restructurings, stock options for certain former employees were forfeited, resulting in a charge to reduce related deferred tax assets (future tax benefits previously recorded). The full year amount in 2010 was $3.2 million of which $3.1 million was applied to the second quarter of 2010. Second quarter results were revised to a net loss of $(133.1) million and a loss per share of $(2.13). In 2011, there have been additional forfeitures related to the 2010 restructurings. In the first and second quarters of 2011, the Company recognized additional tax charges of $1.0 million and $0.6 million, respectively.

On August 3, 2011, the Company acquired 100% of the equity interest of Importations DE-RO-MA ,which owns Glutino Food Group ("Glutino"), for $66.3 million, from Claridge, a Montreal-based investment firm. Based in Laval, Quebec, Glutino is a leading manufacturer and marketer of innovative, premium-priced, gluten-free foods sold under the Glutino and Gluten-Free Pantry brands. Glutino offers a wide range of shelf-stable and frozen gluten free products, including snack foods, frozen baked goods, frozen entrees and baking mixes throughout North America. Glutino reported annual sales of $53.9 million during its fiscal year ended March 31, 2011.

Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions except share data)	2011	2010	2011	2010
Net sales	$59.0	$55.6	$118.7	$119.3
Cost of goods sold	30.8	28.7	62.2	59.1
Gross profit	28.2	26.9	56.5	60.2
Operating expenses	20.8	155.7	41.5	183.2
Operating income (loss)	7.4	(128.8)	15.0	(123.0)
Other expenses, net	(0.9)	(1.0)	(1.0)	(2.3)
Income (loss) before income taxes	6.5	(129.8)	14.0	(125.3)
Provision for income taxes	3.2	3.3	7.1	4.8
Net income (loss)	$3.3	$(133.1)	$6.9	$(130.1)
Net income (loss) per common share:
Basic	$0.06	$(2.13)	$0.12	$(2.08)
Diluted	$0.06	$(2.13)	$0.11	$(2.08)

Results of Operations for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Net Sales:

Our net sales for the three months ended June 30, 2011 increased by 6.1% to $59.0 million from $55.6 million for the same period in 2010. This performance primarily reflected higher selling prices and volumes, offset somewhat by higher promotional spending, and changes in product mix. In the spreads category, sales growth from all three-tier brands, Smart Balance®, Earth Balance® and Bestlife™ brands, resulted in an overall spreads sales increase of 5.4%. The timing of Easter and the modest impact of pricing activity in the spreads category were positive factors in the performance of our Smart Balance® brand spreads in the second quarter. Smart Balance® enhanced milk sales increased 32.5% in the quarter, as we continue to benefit from the 2010 expansion of our distribution beyond the established markets of Florida and the Northeast. Our grocery products portfolio registered a 1.5% decline in sales versus the year-ago second quarter, largely reflecting lower volume of mayonnaise and peanut butter, modestly offset by higher volumes in cooking oil. The Company's Earth Balance® portfolio continued to perform well, registering a sales growth of 25.6% versus year-ago in the second quarter. This gain was primarily driven by growth of Earth Balance® spreads and soymilks in the natural foods channel, as well as new distribution of Earth Balance® products in the grocery channel.

Cost of Goods Sold:

Cost of goods sold for the three months ended June 30, 2011 was $30.8 million, a 7.3% increase from the same period in 2010.  The increase is primarily due to increased commodity costs, including vegetable oils and milk.

Gross Profit:

Our gross profit increased $1.3 million to $28.2 million for the three months ended June 30, 2011 from $26.9 million for the same period in 2010, due to higher selling prices offset by higher promotional spending, the impact of rising commodity costs and a product mix shift to lower margin products.

Gross profit as a percentage of net sales was 47.8% for the three months ended June 30, 2011 compared to 48.4% during the same period in 2010, reflecting the impact of rising commodity costs, a product mix shift to lower margin products and higher promotional spending. Partially offsetting these factors were higher selling prices.

Operating Expenses:

Operating expenses, which includes selling, marketing and general and administrative expenses, for the three months ended June 30, 2011 were $20.8 million compared to $155.7 million for the corresponding period in 2010. Included in the 2010 amount are a goodwill impairment charge of $130.0 million, a restructuring charge of $3.2 million and a one-time benefit in the change in stock-based compensation expense of $1.3 million. Excluding these items, total operating expenses for the three months ended June 30, 2011 decreased $3.0 million from 2010. The decrease primarily resulted from lower non-promotional marketing expenses due to a planned shift in marketing mix to trade promotions and coupons (promotional expenses) to support recent pricing actions, as well as lower stock-based compensation expenses associated with restructuring actions in 2010.

Operating Income:

Our operating income was $7.4 million for the three months ended June 30, 2011 compared with an operating loss of $(128.8) million for the corresponding period in 2010. Included in the 2010 amount are a goodwill impairment charge of $130.0 million, a restructuring charge of $3.2 million and a one-time benefit in the change in stock-based compensation expense of $1.3 million. Excluding these items, our operating income for the three months ended June 30, 2011 increased $4.3 million from 2010. The increase was primarily due to lower operating expenses and higher gross profits.

Other Income (Expense):

We had other expenses of $(0.9) million for the three months ended June 30, 2011 and $(1.0) million in the corresponding period in 2010.  The results for 2011 and 2010 included net interest expense of $(0.7) million and $(0.8) million, respectively.  Also included in the 2011 other expense was a $(0.1) million loss on commodity hedging derivatives versus a loss of $(0.3) million in 2010.

Income Taxes:

The provision for income taxes for the three months ended June 30, 2011 was $3.2 million compared with $3.3 million for the corresponding period in 2010.  The effective tax rate for the three months ended June 30, 2011 was 49.1%, primarily as the result of a $0.6 million adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options. Excluding this adjustment, the effective tax rate for the three months ended June 30, 2011 was 40.5%. The effective tax rate for the three months ended June 30, 2010 was (2.6%), primarily as a result of a pre-tax goodwill impairment charge, which had no tax benefit, offset by an adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options. Excluding the impairment charge and the adjustment to deferred taxes, the effective tax rate for the three months ended June 30, 2010 was 36.7%, which benefited from resolution of prior years' tax issues.

Net Income:

Our net income for the three months ended June 30, 2011 was $3.3 million, versus a net loss of $(133.1) million in the corresponding period in 2010. Included in the 2011 net income is a $(0.6) million reduction of deferred tax assets resulting from the forfeiture of certain non-qualified stock options.  Included in the 2010 net loss are a goodwill impairment charge of $(130.0) million (which derived no tax benefit), a $(3.1) million reduction of deferred tax assets resulting from the forfeiture of certain non-qualified stock options, a restructuring charge of $(2.0) million (after tax) and a one-time benefit in the change in stock-based compensation expense of $0.8 million (after tax). Excluding these items, net income for 2011 was $3.9 million, compared to $1.2 million in 2010. The increase of $2.7 million was due primarily to higher operating income.

Net Income Per Common Share:

Our basic and diluted net income per share for three months ended ended June 30, 2011 was $0.06 compared to a net loss per share of $(2.13) in the corresponding period in 2010, based on the basic and diluted weighted average shares outstanding of 59.7 million in 2011 and 62.5 million in 2010. Included in the 2011 net income is a reduction of deferred tax assets resulting from the forfeiture of certain non-qualified stock options of $(0.01). Included in the 2010 net loss are a goodwill impairment charge of $(2.08), a reduction of deferred tax assets resulting from the forfeiture of certain non-qualified stock options of $(0.05), a restructuring charge of $(0.03) and a one-time benefit in the change in stock-based compensation expense of $0.01. Excluding these items, net income per common share for the three months ended June 30, 2011 was $0.07, compared to $0.02 in 2010.

Results of Operations for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Net Sales:

Our net sales for the six months ended June 30, 2011 decreased by 0.5% to $118.7 million from $119.3 million for the same period in 2010.  This performance primarily reflected changes in product mix and a planned shift to higher promotional spending. Partially offsetting these factors were higher selling prices in spreads.  The sales performance of the Company’s spreads products reflected declines in Smart Balance® spreads, due to continued consumer price sensitivity and overall category weakness, offset by growth of Bestlife™ and Earth Balance® brands, driven by distribution gains and increased case shipments, and the national expansion of the Smart Balance® enhanced milk.

Cost of Goods Sold:

Cost of goods sold for the six months ended June 30, 2011 was $62.2 million, a 5.2% increase from the same period in 2010. The increase is primarily due to increased commodity costs, including vegetable oils and dairy ingredients.

Gross Profit:

Our gross profit decreased $3.7 million to $56.5 million for the six months ended June 30, 2011 from $60.2 million for the same period in 2010, due to a product mix shift to lower margin products, the impact of rising commodity costs and higher promotional spending. Partially offsetting these factors were higher selling prices.

Gross profit as a percentage of net sales was 47.6% for the six months ended June 30, 2011 compared to 50.5% during the same period in 2010, reflecting a product mix shift to lower margin products, the impact of rising commodity costs and higher promotional spending. Partially offsetting these factors were higher selling prices.

Operating Expenses:

Operating expenses, which includes selling, marketing and general and administrative expenses, for the six months ended June 30, 2011 were $41.5 million compared to $183.2 million for the corresponding period in 2010. Included in the 2011 amount is a one-time benefit in the change in stock-based compensation expense of $0.4 million. Included in the 2010 amount are a goodwill impairment charge of $130.0 million, a restructuring charge of $3.2 million and a one-time benefit in the change in stock-based compensation expense of $1.3 million. Excluding these items, total operating expenses for the six months ended June 30, 2011 were $41.9 million, a decrease of $9.4 million from 2010. The decrease primarily resulted from lower non-promotional marketing expenses due to a planned shift in our overall marketing mix to trade promotions and coupons (promotional expenses) to support recent pricing actions, as well as lower stock-based compensation expenses associated with restructuring actions in 2010.

Operating Income:

Our operating income was $15.0 million for the six months ended June 30, 2011 compared with an operating loss of $(123.0) million for the corresponding period in 2010. Included in the 2011 amount is a one-time benefit in the change in stock-based compensation expense of $0.4 million. Included in the 2010 amount are a goodwill impairment charge of $130.0 million, a restructuring charge of $3.2 million and a one-time benefit in the change in stock-based compensation expense of $1.3 million. Excluding these items, total operating income for the six months ended June 30, 2011 was $14.6 million, an increase of $5.7 million from 2010. The increase was due primarily to lower operating expenses, partially offset by lower gross profits.

Other Income (Expense):

We had other expenses of $(1.0) million for the six months ended June 30, 2011 and $(2.3) million in the corresponding period in 2010.  The results for 2011 and 2010 included net interest expense of $(1.5) million and $(1.7) million, respectively.  Also included in 2011 was a $0.7 million gain on commodity hedging derivatives versus a loss of $(0.3) million in 2010.

Income Taxes:

The provision for income taxes for the six months ended June 30, 2011 was $7.1 million compared with $4.8 million for the corresponding period in 2010.  The effective tax rate for the six months ended June 30, 2011 was 50.9%, primarily as the result of a $1.5 million adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options. Excluding this adjustment, the effective tax rate for the six months ended June 30, 2011 was 40.1%. The effective tax rate for income taxes for the six months ended June 30, 2010 was (3.8%), primarily as a result of a pre-tax goodwill impairment charge, which had no tax benefit, offset by an adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options. Excluding the impairment charge and the adjustment to deferred taxes, the effective tax rate for the six months ended June 30, 2010 was 33.5%, which benefited from resolution of prior years' tax issues.

Net Income:

Our net income for the six months ended June 30, 2011 was $6.9 million compared to a net loss of $(130.2) million in the corresponding period in 2010. Included in 2011 net income are a $1.5 million reduction of deferred tax assets resulting from the forfeiture of certain non-qualified stock options and a one-time benefit in the change in stock-based compensation expense of $0.3 million (after taxes). Included in the 2010 net loss are a goodwill impairment charge of $130.0 million (which derived no tax benefit), a $3.1 million reduction of deferred tax assets resulting from the forfeiture of certain non-qualified stock options, a realignment charge of $2.1 million (after taxes) and a one-time benefit in the change in stock-based compensation expense of $0.8 million (after taxes). Excluding these items, net income for the six months ended June 30, 2011 was $8.1 million, an increase of $3.9 million from 2010. This increase was due primarily to lower operating expenses, coupled with a $0.8 million gain on commodities hedging, partially offset by lower gross profit.

Net Income Per Common Share:

Our basic and diluted net income per share for the six months ended June 30, 2011 was $0.12 and $0.11, respectively, based on the basic and diluted weighted average shares outstanding of 59.6 million and 60.0 million, respectively. Our basic and diluted net loss per share for the six months ended June 30, 2010 was $(2.08), based on the basic and diluted weighted average shares outstanding of 62.5 million. Included in 2011 net income are a reduction of deferred tax assets resulting from the forfeiture of certain non-qualified stock options of $(0.03).  Included in the 2010 net loss are a goodwill impairment charge of $(2.08), a reduction of deferred tax assets resulting from the forfeiture of certain non-qualified stock options of $(0.05), a restructuring charge of $(0.03) and a one-time benefit in the change in stock-based compensation expense of $0.00. Excluding these items, net earnings per common share for the six months ended June 30, 2011 was $0.14, an increase of $0.07 from 2010.

Cash Flows

Cash provided by operating activities was $12.8 million for the six months ended June 30, 2011 compared to $5.5 million in the corresponding period in 2010.  For the first half of 2011, we had net income of $6.9 million, which included $3.1 million of non-cash stock-based compensation expenses, $3.4 million of depreciation and amortization expense and changes in deferred income taxes of $0.8 million. This was partially offset by an increase in working capital of $1.4 million.  For the first six months of 2010, we had a net loss of $(130.2) million, which included a goodwill impairment charge of $130.0 million, $5.5 million of non-cash stock-based compensation, and $3.0 million of depreciation and amortization expense, offset by an increase in working capital of $3.0 million.

Cash used in investing activities totaled $1.6 million for the six months ended June 30, 2011 and $0.9 million for the six months ended 2010, and primarily includes additional software development costs.

Cash used in financing activities for the six months ended June 30, 2011 was $6.8 million, resulting primarily from the purchase of treasury stock. Cash used in financing activities for the corresponding period in 2010 was $8.7 million, resulting from the repayment of debt and purchase of treasury stock, partially offset by new financing.

Cash Operating Income

The Company reports its financial results in accordance with accounting principles generally accepted in the United States ("GAAP").

The Company uses the term “cash operating income” as an important measure of profitability and performance.   Cash operating income is a non-GAAP measure defined as operating income excluding depreciation, amortization of intangibles, goodwill impairment, realignment charges and stock option expense.  Our cash operating income was $10.3 million in the second quarter of 2011 compared to $7.5 million in the second quarter of 2010. Cash operating income was $21.2 million for the six months ended ended June 30, 2011 compared to $18.3 million for the corresponding period of 2010.  Our management uses cash operating income for planning purposes, and we believe this measure provides investors and securities analysts with important supplemental information regarding the Company’s profitability and operating performance.  However, non-GAAP financial measures such as cash operating income should be viewed in addition to, and not as an alternative for, the Company's results prepared in accordance with GAAP.  In addition, the non-GAAP measures the Company uses may differ from non-GAAP measures used by other companies.  We have included reconciliations of operating income, as determined in accordance with GAAP, to cash operating income.

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
(in millions)
Operating income (loss)	$7.4	$(128.8)	$15.0	$(123.0)
Add back:
Depreciation and amortization	1.6	1.3	3.1	2.6
Goodwill impairment	—	130.0	—	130.0
Restructuring	—	3.2	—	3.2
Stock option expense	1.3	1.8	3.1	5.5

Cash Operating Income	$10.3	$7.5	$21.2	$18.3

Liquidity and Capital Resources

Liquidity:

Our liquidity planning is largely dependent on our operating cash flows, which are highly sensitive to changes in demand, operating costs and pricing for our major products.  While changes in key operating costs, such as outsourced production, advertising, promotion and distribution, may adversely affect cash flows, we are able to continue to generate significant cash flows by adjusting costs. Our principal liquidity requirements are to finance current operations, pay down existing indebtedness and fund future expansion.  Under our Amended Credit Agreement (as defined below), the Company can also repurchase common stock up to $75.0 million. In December 2009, the Board approved the repurchase of up to $25.0 million shares of common stock over a two year period.  Through June 30, 2011, the Company repurchased approximately 3.7 million shares, for an aggregate purchase price of $15.6 million under this program, $5.1 million of which occurred during the first six months of 2011.  Currently, our primary source of liquidity is cash generated from operations.

We believe that cash flows generated from operations, existing cash and cash equivalents, and borrowing capacity under the revolving credit facility should be sufficient to finance working capital requirements for our business for the next twelve months.  As of June 30, 2011, $101.0 million was available for borrowing under our Revolver (as defined below) and we had $8.3 million of cash.  Developing and bringing to market other new brands and business opportunities (such as joint ventures and/or acquisitions) may require additional outside funding, which may require us to seek out additional financing arrangements.

On August 3, 2011, we acquired 100% of the equity interest of Glutino for $66.3 million. The acquisition was financed entirely with the Company's Revolver. As of August 3, 2011, total amounts outstanding under the Amended Credit Agreement were $115.3 million.

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

The Amended Credit Agreement contains covenants that are customary for agreements of this type.  These covenants include, among others: a limitation on the incurrence of additional indebtedness; a limitation on mergers, acquisitions, investments and dividend payments; and maintenance of specified financial ratios. The Amended Credit Agreement increased the threshold of Permitted Acquisitions (as defined in the Amended Credit Agreement) by the Company from $50.0 million in a fiscal year under the Original Credit Agreement to $150.0 million for an individual acquisition.  Under the Amended Credit Agreement, the Company must maintain (1) a Leverage Ratio that is not greater than 3.25 to 1.0 until December 30, 2012 and not greater than 3.00 to 1.0 thereafter and (2) a ratio of EBITDA to Debt Service (as defined in the Amended Credit Agreement), in each case for the prior four fiscal quarters, of not less than 2.00 to 1.00.  The Company is also limited to spending not more than $6.0 million of capital expenditures per year with any unexpended amounts carried over to the next twelve months.  At June 30, 2011, the Company was in compliance with all of its covenants.

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

After the close of the Amended Credit Agreement, total debt outstanding totaled approximately $50.6 million, comprised of $50.0 million of Term Loan debt and $0.6 million of borrowings under the Revolver.  During the second quarter of 2011, the Company repaid amounts required under the Term Loan of $1.0 million and the amounts outstanding under the Revolver, resulting in $49.0 million of outstanding debt under the Amended Credit Agreement at June 30, 2011.

In addition to the indebtedness under the Amended Credit Agreement, the Company has recorded a contract payable of $5.5 million representing the unpaid balance on a 2010 acquisition. This amount will be paid in annual installments over the next four years, together with related interest. As of June 30, 2011, $1.4 million of this amount is included within accrued expenses on the Consolidated Balance Sheet.

The Company is required to pay the following amounts for its debt and contract obligations (in millions):

2011	$3.0
2012	6.4
2013	6.4
2014	6.4
2015	32.3
Total	$54.5

As of June 30, 2011, $6.4 million is due in the next twelve months.  This amount does not take into account the amount, if any, of the requirement that, beginning with the fiscal year ending December 31, 2011, the Company make an annual payment equal to 25% of excess cash flow, as defined by the Amended Credit Agreement, unless its leverage ratio is less than 2.0.  The Company currently has a leverage ratio of less than 2.0 and expects to remain at that level on December 31, 2011.

The interest rate for outstanding obligations under the Amended Credit Agreement at June 30, 2011 was 3.15% while the commitment fee on the unused line was 0.375%.

On August 3, 2011, in connection with the acquisition of Glutino, the Company, through its wholly-owned subsidiary GFA Brands, Inc., entered into a First Amendment (the “Amendment”) to the Amended Credit Agreement. The Amendment confirmed that the acquisition of Glutino was a Permitted Acquisition within the meaning of the Amended Credit Facility, added Glutino USA, Inc. as a co-Borrower, and modified certain covenant terms and restrictions to provide greater flexibility to the Company in connection with the acquisition. In addition, the Amendment modified the definition of EBITDA to account for the impact of the acquisition on the earnings and financial position of the Company, provided the flexibility to move funds to Canadian subsidiaries and increased the capital expenditures limit by up to $8.5 million relative to a project associated with the acquisition.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks due primarily to changes in interest rates on our variable interest rate debt.  Under our Amended Credit Agreement, we are subject to changes in interest rates, but are not required to enter into an interest rate swap until the market LIBOR rate exceeds 2.0%.  The three-month LIBOR rate at June 30, 2011 was 0.25%.

We purchase significant amounts of soy, palm and canola oil products to support the needs of our brands. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. We do not engage in any hedging activities because we enter into agreements that qualify as normal purchases and sales in the normal course of business.  Accordingly, the agreements do not qualify as derivatives under existing authoritative accounting guidance, namely, “Accounting for Derivative Instruments and Hedging Activities.”  As of June 30, 2011, we had commitments of $42.9 million related to soy, palm and canola oil products compared to $23.8 million as of December 31, 2010. The majority of these commitments are expected to be liquidated by the first quarter of 2012.

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

Item 4.        Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting. During the fiscal quarter ended June 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.        Other Information

Item 1.        Legal Proceedings

The Company is currently involved in the following legal proceedings:

On February 8, 2010 a lawsuit was filed against Smart Balance, Inc. in the Federal District Court for the Central District in California in Santa Ana, California.  The complaint alleges, among other things, violations of California’s unfair competition law, false advertising, and consumer remedies act and seeks to identify all similarly situated plaintiffs and certify them in a class action. This suit relates to the Company's Nucoa® stick margarine products, which represented less than 1% of sales in 2010 and the first half of 2011. The Company is in the process of vigorously defending itself against this suit. The Company does not expect that the resolution of this matter will have a material adverse effect on its business.

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

August 4, 2011	SMART BALANCE, INC. (Registrant)

/s/ Stephen B. Hughes
Stephen B. Hughes Chairman and Chief Executive Officer (Authorized officer of Registrant)

/s/ Alan S. Gever
Alan S. Gever Executive Vice President and Chief Financial Officer (Principal financial officer of Registrant)

Exhibit Index:

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Label Linkbase Document (1)

101.PRE	XBRL Extension Presentation Linkbase Document (1)

1
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.