Form 10-Q
period 2011-09-30
SMART BALANCE, INC.
filed 2011-11-03
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2011	Commission File Number 001-33595

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
Yes ☐     No ☒

As of November 3, 2011, the Registrant had 58,940,020 shares of common stock, par value $.0001 per share, outstanding.

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

We believe that communicating our expectations to our stockholders is important. However, there are always events in the future that we are not able to accurately predict or over which we have no control, and consequently, actual results may differ from those anticipated in the forward-looking statements.  Important factors that could cause actual results to differ from our expectations include, but are not limited to, the factors discussed in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the “Risk Factors” exhibit included herein, as well as our ability to:

•	maintain and grow those revenue derived from our Smart Balance® buttery spread products from which we generate a substantial portion of our revenue;

•	maintain margins during periods of commodity cost fluctuation;

•	introduce and expand our distribution of new products;

•	meet marketing and infrastructure needs;

•	respond to changes in consumer demand;

•	respond to adverse publicity affecting our Company or industry;

•	maintain our performance during difficult economic conditions;

•	comply with regulatory requirements;

•	maintain existing relationships with and secure new customers;

•	continue to rely on third party distributors, manufacturers and suppliers;

•	successfully integrate and operate the Glutino Food Group business and realize expected benefits from this acquistion;

•	conduct operations outside the United States;

•	successfully maintain relationships with co-packers for our Glutino products;

•	grow net sales in a competitive environment and with increasingly price sensitive consumers; and

•	maintain volume in light of price increases stemming from rises in commodity costs.

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

Part I.  Financial Information

Item 1. Financial Statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,490	$3,840
Accounts receivable, net of allowance of: $288 (2011) and $261 (2010)	18,113	12,960
Accounts receivable - other	1,216	755
Inventories	14,536	7,949
Prepaid taxes	447	—
Prepaid expenses and other assets	1,371	2,651
Deferred tax asset	2,755	2,320
Total current assets	47,928	30,475
Property and equipment, net	11,512	5,378
Other assets:
Goodwill	267,467	248,912
Intangible assets, net	184,911	150,017
Deferred costs, net	2,825	1,467
Other assets	1,571	2,154
Total other assets	456,774	402,550
Total assets	$516,214	$438,403
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$30,565	$23,481
Income taxes payable	2,930	457
Current portion of long term debt	5,010	5,000
Total current liabilities	38,505	28,938
Long term debt	102,957	44,000
Deferred tax liability	50,762	44,165
Contract payable	4,125	5,500
Other liabilities	923	2,301
Total liabilities	$197,272	$124,904

Commitment and contingencies
Stockholders' equity
Common stock, $.0001 par value, 250,000,000 shares authorized; 62,630,683 (2011 and 2010) issued and 58,940,020 and 59,999,832 outstanding in 2011 and 2010, respectively	6	6
Additional paid in capital	538,571	534,568
Accumulated deficit	(202,611)	(210,627)
Accumulated other comprehensive loss, net of tax	(1,429)	—
Treasury stock, at cost (3,690,663 and 2,630,851 shares in 2011 and 2010, respectively)	(15,595)	(10,448)
Total stockholders' equity	318,942	313,499
Total liabilities and stockholders' equity	$516,214	$438,403
 See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$71,660	$59,939	$190,403	$179,207
Cost of goods sold	41,425	31,389	103,624	90,446
Gross profit	30,235	28,550	86,779	88,761

Operating expenses:
Marketing	6,947	9,754	18,337	30,252
Selling	5,909	4,994	16,209	14,614
General and administrative	15,268	10,401	35,112	33,528
Goodwill impairment	—	—	—	130,000
Total operating expenses	28,124	25,149	69,658	208,394
Operating income (loss)	2,111	3,401	17,121	(119,633)

Other income (expense):
Interest expense	(910)	(841)	(2,384)	(2,553)
Other income (expense), net	156	222	622	(363)
Total other (expense)	(754)	(619)	(1,762)	(2,916)
Income (loss) before income taxes	1,357	2,782	15,359	(122,549)
Provision for income taxes	214	1,128	7,344	5,950
Net income (loss)	$1,143	$1,654	$8,015	$(128,499)

Income (loss) per share:
Basic	$0.02	$0.03	$0.14	$(2.07)
Diluted	$0.02	$0.03	$0.14	$(2.07)

Weighted average shares outstanding:
Basic	58,940,020	61,154,018	59,362,789	62,076,439
Diluted	58,986,833	61,154,018	59,372,198	62,076,439

Other comprehensive (loss), net of tax:
Foreign currency translation adjustment	(1,429)	—	(1,429)	—
Other comprehensive (loss)	$(1,429)	$—	$(1,429)	$—
Comprehensive income (loss)	$(286)	$1,654	$6,586	$(128,499)

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$8,015	$(128,499)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangibles	5,331	3,908
Amortization of deferred financing costs	434	545
Deferred income taxes	(709)	(953)
Stock based compensation	4,004	8,492
Goodwill impairment	—	130,000
Changes in assets and liabilities:
Accounts receivable	516	(1,149)
Inventories	1,016	(1,523)
Income taxes receivable	—	1,131
Prepaid expenses and other assets	1,656	(7,209)
Prepaid taxes	(242)	—
Accounts payable and accrued expenses	1,719	3,345
Net cash provided by operating activities	21,740	8,088
Cash flows from investing activities
Purchase of Glutino, net of cash and cash equivalents acquired	(65,774)	—
Purchase of property and equipment	(1,569)	(965)
Patent/trademark defense costs	(752)	(104)
Net cash (used in) investing activities	(68,095)	(1,069)
Cash flows from financing activities
Proceeds from issuance of long term debt	68,084	9,000
Repayment of debt	(9,127)	(7,643)
Payments for loan costs	(1,793)	(21)
Purchase of treasury stock	(5,147)	(7,340)
Net cash provided by (used in) financing activities	52,017	(6,004)
Effects of exchange rate changes on cash and cash equivalents	(12)	—
Net increase in cash and cash equivalents for the period	5,650	1,015
Cash and cash equivalents - beginning of period	3,840	7,538
Cash and cash equivalents - end of period	$9,490	$8,553
Cash paid during the period for:
Income taxes	$6,005	$4,897
Interest	$1,759	$2,210

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

1.        General

Smart Balance, Inc. (the “Company”) is a consumer foods company that markets a wide array of nutritious and great tasting consumer foods products for sale primarily in the U.S.

The accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Smart Balance, Inc. included in the Company's 2010 Annual Report on Form 10-K. The reported results for the nine month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. On August 3, 2011, the Company acquired 100% of the common stock of Glutino Food Group ("Glutino"). Glutino's results of operations from August 4 through September 30, 2011 are included in the Company's Consolidated Statements of Operations.

2.        Acquisition

On August 3, 2011, the Company acquired Glutino, for total consideration of $66,307, subject to a final working capital determination. In conjunction with this acquisition, the Company incurred $2,754 for acquisition related costs which were expensed in the current period. Glutino is a leading manufacturer and marketer of innovative, premium-priced, gluten-free foods sold under the Glutino and Gluten-Free Pantry brands. Glutino offers a wide range of shelf-stable and frozen gluten free products, including snack foods, frozen baked goods, frozen entrees and baking mixes throughout North America. The gluten-free market is complementary with the Company's corporate vision of creating a health and wellness innovation platform that builds brands targeted at highly motivated consumer needs. This acquisition was funded through borrowings under the Company's Revolver under its Amended Credit Facility (each as defined below).

The Company accounted for the acquisition pursuant to ASC No. 805, Business Combinations. Accordingly, it recorded net assets and liabilities acquired at their fair values. The purchase price allocation, subject to final adjustment as valuations and tax impacts are expected to be finalized in the fourth quarter of 2011, is as follows:

Cash	$533
Accounts receivable	5,871
Inventories	7,989
Prepaid assets	415
Property and equipment, net	5,714
Other assets	69
Intangible assets	39,566
Goodwill	19,506
Total assets acquired	79,663
Accounts payable, accrued expenses and other liabilities	4,927
Deferred taxes and other	8,429
Total liabilities assumed	13,356
Net assets acquired	$66,307

Acquired intangible assets have estimated useful lives of between 9 and 11 years. The goodwill associated with Glutino is a result of acquiring and retaining workforces and expected synergies from integrating their operations into the Company. Approximately $7,000 of goodwill is expected to be deductible for tax purposes.
The following unaudited pro forma financial information presents the combined results of the Company and Glutino as though the acquisition had been consummated as of the beginning of the periods presented, for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$75,792	$72,578	$221,426	$215,013
Net income (loss)	1,040	1,928	7,477	(128,493)
Basic and Diluted income (loss) per share	$0.02	$0.03	$0.13	$(2.07)

Included in the pro forma results is the interest expense related to the increased borrowings under the revolver related to the acquisition, a one-time charge to reflect the estimated fair value of finished goods acquired and the amortization expense of the fair value of the finite-lived intangible assets, as though the acquisition had been consummated as of the beginning of the periods presented. Also included in the pro forma results is $2,617 and $2,754 of acquisition related costs, pertaining mostly to legal and investment fees, for the three and nine months ended September 30, 2011, respectively.

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
3.        Summary of significant accounting policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  There were no cash equivalents as of September 30, 2011 or December 31, 2010.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of finished goods, work in progress and raw materials.

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

Goodwill

Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that impairment may have occurred. The impairment analysis for goodwill includes a comparison of the Company’s carrying value (including goodwill) to the Company’s estimated fair value. If the fair value of the Company does not exceed its carrying value, then an additional analysis would be performed to allocate the fair value to all assets and liabilities of the Company as if the Company had been acquired in a business combination and the fair value was its purchase price. If the excess of the fair value of the Company over the fair value of its identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference.  At June 30, 2011, the Company prepared its annual assessment of fair

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

value and made a determination that there was no indication of impairment. As of September 30, 2011, there were no indications that goodwill was impaired.  At June 30, 2010, the Company concluded that its estimated fair value was less than the carrying value of the recorded goodwill, and, accordingly, recorded an impairment loss of $130,000 (see Note 7 for further details).

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

The Company has determined that its Smart Balance®, Earth Balance® and Glutino® trademarks have indefinite lives and these assets are not being amortized. The Company has performed its annual assessment of its indefinite lived intangible assets for impairment at June 30, 2011 and 2010 and determined there was no impairment.  Certain other assets acquired, primarily patent technology and customer relationships, have been determined to have finite lives ranging from 9 to 20 years and their costs are being amortized over their expected useful lives.

The Company generally expenses legal and related costs incurred in defending or protecting its intellectual property unless it can be established that such costs have added economic value to the business enterprise, in which case the Company capitalizes the costs incurred as part of intangible assets. The primary consideration in making the determination of whether to capitalize the costs is whether the Company can prove that it has been successful in defending its intellectual property.  The second consideration for capitalization is whether such costs have, in fact, increased the economic value of the Company’s intellectual property.  Legal costs that do not meet the considerations described above are expensed as incurred.  Recovery of legal expenses as part of a settlement agreement will be recorded as a reduction of capitalized legal fees if previously capitalized with any excess recorded as income.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. Revenues and expenses denominated in foreign currencies are translated at the average exchange rates prevailing during the period. These unrealized translation gains and losses are included in accumulated other comprehensive income/(loss).

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments which are included in the Consolidated Statements of Operations and Comprehensive Income. Taxes are provided on the foreign currency translation gains and losses as deferred taxes are provided on the unremitted earnings of the foreign subsidiaries to which they relate.

  Shipping and Handling Costs

Shipping and handling costs to external customers for the three months ended September 30, 2011 and 2010 were $4,355 and $4,052, respectively, and were included in selling expense. Shipping and handling costs to external customers for the nine months ended September 30, 2011 and 2010 were $12,169 and $11,710, respectively. Internal shipping and handling costs are capitalized within inventory and recognized within costs of goods sold in the Consolidated Statements of Operations and Comprehensive Income when related products are sold to external customers.

Deferred Compensation Plan

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The Company's deferred compensation plan is funded by whole life insurance in which employee participants elect to defer a certain portion of their base salary and/or bonus. The participant's cash deferrals earn a return based on the participant's investment in several investment options. The total of participant deferrals, which is reflected in long-term employee related liabilities and other, was $639 at September 30, 2011.

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

The Company offers its customers and consumers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and co-op advertising; such amounts are estimated and recorded as a reduction in revenue. For interim reporting, the Company estimates the total annual sales incentives for most programs and records a pro rata share in proportion to forecasted annual revenue.  As a result, the Company has recorded an accrued liability at September 30, 2011 of $166, which will be credited to income over the remaining quarter.  The Company sells its products to customers without a right of return and is not obligated to accept any returns.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options excluded due to option price being greater than market value	7,383,750	11,265,375	7,401,250	11,225,375
Stock options excluded due to anti-dilutive effects	2,298,509	—	2,318,413	40,000

Segment

Authoritative accounting guidance requires segment information to be prepared using the “management” approach. The management approach is based on the method that management organizes the segments within the Company for making operating decisions and assessing performance. The Company evaluates all products, makes operating decisions and performance assessments based on a total company approach and therefore considers itself as having only one segment.  The Company’s buttery spreads category, marketed under Smart Balance®, Earth Balance®, Bestlife™, Smart Beat® and Nucoa®, is by far the most developed and accounted for approximately 64% and 68% of  revenue for the three and nine months ended September 30, 2011 and 70% and 72% of revenue for the three and nine months ended September 30, 2010, respectively.

Sales to third parties in Canada were $2,185 for the three and nine months ended September 30, 2011. Long-Lived assets in Canada were $27,059, as of September 30, 2011, and include net property and equipment, goodwill and net intangibles.

Fair Value of Financial Instruments

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

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

At September 30, 2011 and December 31, 2010, information about inputs into the fair value measurements of the Company’s assets and liabilities that are made on a recurring basis was as follows:

	As of September 30, 2011
	Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deferred compensation (1)	647	—	647	—
Derivative assets (2)	266	—	266	—
Total assets	$913	$—	$913	$—

Liabilities:
Deferred compensation (1)	$639	$—	$639	$—

	As of December 31, 2010
	Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deferred compensation (1)	1,013	—	1,013	—
Derivative assets (2)	287	—	287	—
Total assets	$1,300	$—	$1,300	$—

Liabilities:
Deferred compensation (1)	$1,196	$—	$1,196	$—

(1) Deferred compensation assets are recorded in "Other assets" and deferred compensation liabilities are recorded in "Other liabilities" in the Consolidated Balance Sheets.
(2) Derivative assets are recorded in "Accounts receivable - other" in the Consolidated Balance Sheets.

Derivative

The Company uses derivative financial instruments, principally commodity exchange contracts, to manage risks from fluctuations in commodity costs. Derivative financial instruments are not used for the purpose of creating speculative positions or for trading purposes. Related contracts are recorded in the balance sheet at fair value using market prices and rates prevailing at the balance sheet date obtained from independent exchanges. Changes in the fair value are recognized through earnings in the period in which they occur. Contracts are entered into having maturities of no more than twelve months.

Research and Development

Research and development expenses are charged to operations when incurred and amounted to $183 and $575 for the three and nine months ended September 30, 2011 and $135 and $570 for the three and nine months ended September 30, 2010, respectively.

Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2011, there was a valuation allowance of $146 recorded for certain state tax purposes, the realization of which is not determined to be "more likely than not".

The Company records a liability for all tax positions if it is not "more likely than not" that the position is sustainable based on its technical merits.

Advertising

Advertising costs are charged to operations (classified as marketing expenses) when incurred and amounted to $3,558 and $9,923 for the three and nine months ended September 30, 2011 and $6,219 and $19,480 for the three and nine months ended September 30, 2010, respectively.

Share-Based Compensation Expense

The Company records share-based compensation in accordance with ASC Topic 718, "Compensation - Stock Compensation", which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and restricted stock units based on estimated fair values. Share-based compensation expense was $891 and $4,004 for the three and nine months ended September 30, 2011 and $2,952 and $8,492 for the three and nine months ended September 30, 2010, respectively.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company maintains the majority of its cash and cash equivalents in the form of demand deposits with financial institutions that management believes are creditworthy. At September 30, 2011, the cash balances in these institutions were insured in full by the Federal Deposit Insurance Corporation. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base. The Company does have one customer that accounted for approximately 17% and 19% of sales during the three and nine months ended September 30, 2011, respectively. The aggregate accounts receivable from this customer amounted to approximately 14% of the accounts receivable balance outstanding at September 30, 2011. The Company also has one product, “spreads,” which accounted for approximately 64% and 68% of total revenue for the three and nine months ended September 30, 2011, respectively.  Approximately 59% and 66% of the Company’s revenues during the three and nine months ended September 30, 2011, respectively, came from products utilizing licenses from Brandeis University.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued ASC 2011-8 "Intangibles - Goodwill and other". The amended guidance will allow companies to first assess qualitative factors to determine if it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, the Company would not be required to determine the fair value of the reporting unit, unless it determines, on a qualitative basis, that it is more likely than not that the fair value of the reporting unit is less than the carrying value. The adoption of ASC 2011-8 did not have a material impact on the Company's consolidated financial statements.

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.        Inventory

Inventories consist of the following:

	September 30, 2011	December 31, 2010
Finished product	$13,286	$7,949
Raw materials	1,250	—
Total	$14,536	$7,949

5.        Property and equipment

Property and equipment consist of the following:

	September 30, 2011	December 31, 2010
Software development costs	$5,803	$5,231
Machinery and equipment	7,207	1,244
Furniture and fixtures	1,150	1,021
Leasehold improvements	962	342
	15,122	7,838
Less: accumulated depreciation	(3,610)	(2,460)
Property and equipment, net	$11,512	$5,378

Depreciation expense was $573 and $1,321 for the three and nine months ended September 30, 2011, compared to $269 and $856 for the three and nine months ended September 30, 2010, respectively.

6.        Intangible assets

The following is a summary of intangible assets and goodwill as of September 30, 2011:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Accumulated Adjustments	Translation Adjustments	Net Carrying Value
Patent technology	$40,000	$(17,541)	$—	$546		$23,005
Supply relationships	1,000	(296)	—	—		704
Customer relationships	25,963	(443)			(1,414)	24,106
Subscription database	2,900	(435)	—	—		2,465
Trademarks	134,756	(19)	—	(106)		134,631
Goodwill	398,418	—	(130,000)	—	(951)	267,467
	$603,037	$(18,734)	$(130,000)	$440	$(2,365)	$452,378

During the third quarter the Company acquired Glutino which increased goodwill by $19,506, trademarks by $13,604 and added customer relationships of $25,963. These amounts are subject to revision based on finalization of a valuation. See Note 2 for more information on the Glutino acquisition.

Adjustments to trademarks primarily relate to a legal settlement received of $367 and serve to reduce related costs previously capitalized. Adjustments to patent technology primarily relate to the capitalization of legal defense costs associated with the Company’s licensed patents from Brandeis University.  Amortization expense was $1,667 and $4,010 for the three and nine months ended September 30, 2011, respectively, and $1,019 and $3,052 for the three and nine months ended September 30, 2010, respectively.  At June 30, 2010, the Company recognized an impairment loss on goodwill of $130,000 (see Note 7 for further details).

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Based on the Company's amortizable intangible assets as of September 30, 2011, amortization expense is expected to be approximately $1,900 for the remainder of 2011 and range from approximately $7,000 to $7,600 for each of the next five fiscal years.
7.        Goodwill impairment

As required under ASC Topic 350 “Goodwill and Other Intangible Assets”, the Company routinely reviews the carrying value of its net assets, including goodwill, to determine if any impairment has occurred.  The Company performed an impairment test of goodwill following a two step process as defined in ASC Topic 350. The first step in this process compares the fair value of the Company’s net assets, including goodwill, to their carrying value. If the carrying value exceeds the fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value is allocated to all assets and liabilities to determine the implied goodwill value. This allocation is similar to a purchase price allocation done under purchase accounting. The Company completed its impairment analysis at June 30, 2011 and made a determination that there was no indication of impairment. At September 30, 2011, the Company reviewed its assessment of fair value and made a determination that there was no indication of impairment. However, any significant adverse change in the assumptions the Company used in determining fair value could have a significant impact on the recoverability of the Company’s goodwill and could have a material impact on its consolidated financial statements.  The Company’s growth plans include new products which are highly dependent on consumer acceptance, retail placement and the Company’s effectiveness in marketing strategies.

At June 30, 2010, the Company completed its impairment analysis and concluded that its estimated fair value was less than the carrying value of the recorded goodwill, and, accordingly, the Company recorded an impairment loss of $130,000.

8.        Realignment and other actions

In connection with the realignment of the Company to improve future operations, severance charges associated with workforce reductions and other facility closure and exit costs were recorded during 2010.

The consolidated balance sheet as of September 30, 2011 includes remaining accruals relating to the realignment program of $1,528.  The following table sets forth the activity affecting the accrual during the nine months ended September 30, 2011:

	Severance	Other Closure and Exit Costs	Total
Balance as of December 31, 2010	$2,925	$341	$3,266
Charges incurred	—	—	—
Cash payments	(1,647)	(91)	(1,738)
Adjustments	—	—	—
Balance as of September 30, 2011	$1,278	$250	$1,528

The current portion of liabilities for accrued restructuring as of September 30, 2011 is $1,244 and is reflected in accrued expenses and the remaining liability of $284 is reflected in other liabilities. The liabilities for other closure and exit costs as of September 30, 2011 are included in accrued expenses and primarily relate to contractually required lease obligations and other contractually committed costs associated with abandoned office space.  The Company expects to pay the remaining realignment obligations within approximately two years, with the majority of the obligations being paid within the next twelve months.

9.        Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	September 30, 2011	December 31, 2010
Accounts payable	$12,647	$11,680
Accrued trade spend	4,457	3,402
Accrued marketing	1,452	1,455
Current portion of contract payable	1,375	—
Accrued restructuring	1,244	2,166
Accrued incentives	2,326	—
Accrued other	7,064	4,778
Total	$30,565	$23,481

10.        Long term debt

On March 31, 2011, the Company, through its wholly-owned subsidiary GFA Brands, Inc. (the “Borrower”), entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with the various Lenders named therein (the “Lenders”), and Bank of Montreal, as Administrative Agent (the “Agent”).  The Amended Credit Agreement amended and restated in its entirety the Credit Agreement (the "Original Credit Agreement"), dated as of November 4, 2009, by and among the Borrower, the Company, the Agent and the other lenders named therein.

The Amended Credit Agreement provides for $150,000 in secured debt financing consisting of a $50,000 term loan (the “Term Loan”) and a $100,000 revolving credit facility (the “Revolver”).  The Revolver includes a $5,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swing line loans.  Subject to certain conditions, the Borrower, at its option, may increase the Term Loan or increase the commitments under the Revolver (or a combination of the two) up to an aggregate additional amount of $50,000. Such increase may be with existing lenders, or if they decline, by adding additional lenders. Proceeds of the Amended Credit Agreement were used to refinance the obligations under the Original Credit Agreement and may be used for general corporate purposes and general working capital purposes. The Company used $66,457 of this Revolver to finance the Glutino acquisition.

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

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

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

The Amended Credit Agreement contains covenants that are customary for agreements of this type.  These covenants include, among others: a limitation on the incurrence of additional indebtedness; a limitation on mergers, acquisitions, investments and dividend payments; and maintenance of specified financial ratios. The Amended Credit Agreement increased the threshold of Permitted Acquisitions (as defined in the Amended Credit Agreement) by the Company from $50,000 in a fiscal year under the Original Credit Agreement to $150,000 for an individual acquisition.  Under the Amended Credit Agreement, the Company must maintain (1) a Leverage Ratio that is not greater than 3.25 to 1.0 until December 30, 2012 and not greater than 3.00 to 1.0 thereafter and (2) a ratio of EBITDA to Debt Service (as defined in the Amended Credit Agreement), in each case for the prior four fiscal quarters, of not less than 2.00 to 1.00.  The Company is also limited to spending not more than $6,000 of capital expenditures per year with any unexpended amounts carried over to the next twelve months.  At September 30, 2011, the Company was in compliance with all of its covenants.

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

The obligations under the Amended Credit Agreement are guaranteed by the Company and all existing and future domestic subsidiaries of the Company.  The Borrower, the Company and all domestic subsidiaries of the Company granted to the Agent, for the benefit of the Lenders, a security interest in substantially all of its respective assets, including, among other things, patents, patent licenses, trademarks and trademark licenses.

After the close of the Amended Credit Agreement, total debt outstanding totaled approximately $50,600 comprised of $50,000 of Term Loan debt and $600 of borrowings under the Revolver.  During the second quarter of 2011, the Company repaid amounts required under the Term Loan of $1,000 and the amounts outstanding under the Revolver. During the third quarter of 2011, the Company borrowed $66,457 in conjunction with the acquisition of Glutino, and repaid amounts required under the Term Loan of $1,500 and $6,000 of amounts outstanding under the Revolver. At September 30, 2011, $107,957 was outstanding under the Amended Credit Agreement.

In connection with the acquisition of Glutino (see Note 2), the Company, through its wholly-owned subsidiary GFA Brands, Inc., entered into a First Amendment to the Amended Credit Agreement (the "Amendment"). The Amendment permitted the acquisition of Glutino, added Glutino USA, Inc. as a co-Borrower, and modified certain covenant terms and restrictions to provide greater flexibility to the Company in connection with the acquisition. In addition, the Amendment modified the definition of EBITDA to account for the impact of the acquisition on the earnings and financial position of the Company, provided the flexibility to move funds to Canadian subsidiaries and increased the capital expenditures limitations.

In addition to the indebtedness under the Amended Credit Agreement, the Company has recorded a contract payable of $5,500 representing the unpaid balance on a 2010 acquisition. This amount will be paid in annual installments over the next four years, together with related interest. As of September 30, 2011, $1,375 of this amount is included within accrued expenses on the Consolidated Balance Sheet. In connection with the acquisition of Glutino, the Company has recorded a capital lease of $10, which is included within the current portion of long term debt on the Consolidated Balance Sheet.

The Company is required to pay the following amounts for its debt and contract obligations:

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

2011	$1,502
2012	6,384
2013	6,375
2014	6,375
2015	92,832
Total	$113,468

As of September 30, 2011, $6,386 is due in the next twelve months.  This amount does not take into account the amount, if any, of the requirement that, beginning with the fiscal year ending December 31, 2011, the Company make an annual payment equal to 25% of excess cash flow, as defined by the Amended Credit Agreement, unless its leverage ratio is less than 2.0.  The Company currently has a ratio of less than 2.0. The interest rate for outstanding obligations under the Amended Credit Agreement at September 30, 2011 was 2.67% while the interest rate on the unused line was 0.375%.

11.        Stock-based compensation

Stock-based compensation consists of stock options and restricted stock units (RSUs).

Stock Options

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

The Company and its stockholders have authorized the issuance of up to 12,150,000 stock options under its Amended and Restated Stock and Awards Plan.  As a result of the Option Exchange, 432,178 of these options are no longer available to be granted. As of September 30, 2011, 2,588,750 options remained available for future grants.

In addition, during the first quarter of 2008, the compensation committee and a sub-committee of the compensation committee approved the issuance of up to 1,375,000 inducement stock options grants to new employees outside of the Company’s stock plan pursuant to NASDAQ Marketplace Rule 4350.  As a result of the Option Exchange, 600,000 of these options are no longer available to be granted. As of September 30, 2011, 175,000 options remained available for future grants.

The Company utilizes traditional service-based stock options typically with a four year graded vesting (25% vest each year). The Company also grants market condition-based stock options. In prior years, the Company granted market condition-based stock options which vest when the underlying stock price reaches either $16.75 and $20.25, respectively, and remains there for 20 out of 30 consecutive trading days. Stock options are granted to recipients at exercise prices not less than the fair market value of the Company’s stock at the dates of grant.

Additional information with respect to stock option activity is as follows:

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Shares at December 31, 2009	12,256,000	$9.34	7.78
Options granted	1,740,000	6.45	9.46
Options exercised	—	—	—
Options canceled/forfeited	(2,489,375)	9.37	7.37
Shares at December 31, 2010	11,506,625	$8.90	7.21
Options granted *	1,925,322	4.58	6.95
Options exercised	—	—	—
Options canceled/forfeited	(1,290,375)	9.01	7.00
Options exchanged	(2,497,500)	9.38	6.66
Shares at September 30, 2011	9,644,072	$7.90	6.65
Shares exercisable at September 30, 2011	3,514,250	$9.15	6.18
* Includes 1,465,322 replacement stock options granted in connection with the Option Exchange.

The weighted-average grant-date fair value of options granted during the first nine months of 2011 was $2.12.

The following summarizes non-vested share activity as of September 30, 2011:

	Shares	Grant-Date Fair Value
Nonvested shares at December 31, 2010	7,694,625	$4.50
Options granted	1,925,322	2.12
Options vested	(1,185,750)	4.22
Options canceled/forfeited	(753,125)	4.53
Options exchanged	(1,551,250)	4.85
Non-vested shares at September 30, 2011	6,129,822	$3.72

As of September 30, 2011, the total compensation cost related to non-vested awards not yet recognized was $6,870 with a weighted average remaining period of 1.86 years over which it is expected to be expensed.

The Company accounts for its stock-based compensation awards in accordance with authoritative accounting guidance for share-based payment, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Stock-based compensation expense (pre-tax) included in operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service period-based	$764	$1,949	$3,266	$4,497
Market price-based $16.75	32	300	108	1,627
Market price-based $20.25	93	703	628	2,369
Total	$889	$2,952	$4,002	$8,493

For the traditional service-based stock options, the Company estimated the fair value, as of the date of grant, using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.93% - 4.67%, expected life of 6.25 years for the service-based options and no dividends and volatility of 35.9% - 55.08%. The cost of the service-based stock options is being amortized over a four year vesting period. In the case of the market price-based stock options, the Company used the Monte Carlo valuation model and has assumed an expected life of 10 years.  The Company has incorporated a forfeiture rate of 2.5% on all time vested options.  The Company recognizes compensation expense for the market price-based options over the estimated vesting period, which has been determined to be 2.75 – 4.82 years and 3.68 – 5.53 years for the $16.75 and $20.25 awards, respectively.

Restricted Stock Units

On September 28, 2011, the Company granted 85,000 RSUs to certain board members. These RSUs were issued under the Plan and are subject to its terms and conditions. The Company recognizes the compensation cost on these restricted stock awards on a straight-line basis over the requisite period the holder is required to render service. The Company recognized $2 of stock-based compensation expense for RSUs for the three and nine months ended September 30, 2011.

12.        Stock-repurchase activities

In December 2009, the Company’s Board of Directors (the “Board”) approved a stock repurchase program which authorized the Company to repurchase up to $25,000 of its common stock over a two-year period. Through September 30, 2011, the Company repurchased 3,690,663 shares under this program at an average price of $4.23 per share for an aggregate purchase price of $15,595. As of September 30, 2011, the stock repurchase program had remaining aggregate authorized funds of $9,405.  The stock repurchase program will expire on December 31, 2011 unless extended by the Board.

13.        License

A substantial portion of the Company’s business is dependent on its exclusive worldwide license of certain technology from Brandeis University. This license agreement, dated September 1996, imposes certain obligations upon the Company, such as diligently pursuing the development of commercial products under the licensed technology. The agreement for each country expires at the end of the term of each patent in such country and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that the Company has failed to meet its obligations under the license agreement, Brandeis could seek to limit or terminate the Company’s license rights. Royalties earned by Brandeis are included within "General and Administrative" expenses in the Consolidated Statement of Operations and Comprehensive Income were $271 and $813 for the three and nine months ended September 30, 2011, respectively, and $252 and $742 for the three and nine months ended September 30, 2010, respectively.

14.        Income taxes

The Company’s effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which it operates and the amount of taxable income it earns. The effective tax rate for the three months ended September 30, 2011 was 15.8%, primarily as a result of the annual review and adjustment of the states' blended effective tax rate which declined approximately 0.1%, which when multiplied against the Company's gross deferred tax assets and liabilities resulted in a significant adjustment against a lower pre-tax income amount. The Company's pre-tax income was adversely affected by charges related to the Glutino acquisition. The Company's deferred tax liability represents primarily the difference between the tax and accounting basis of intangible assets acquired in the GFA merger. The effective tax rate for the nine months ended September 30, 2011 was 47.8%, primarily as a result of adjustments to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options. Excluding these adjustments, the effective tax rate for the three and nine months ended September 30, 2011 was approximately 35.6% and 39.7%, respectively.

In connection with the acquisition of Glutino, the Company recorded an estimated deferred tax liability of $7,900 for the difference between the tax and accounting basis of intangible assets of certain entities acquired. In addition, due primarily to the 2010 restructuring, certain non-qualified stock options for terminated employees were forfeited during the first and second quarters, resulting in reductions of deferred tax assets (future benefits that were recorded when the options were granted) of $955 and $566, respectively, since the Company would no longer be able to recognize those benefits. Shares are legally forfeited based on the terms of the severance arrangements, as dictated by the Plan and/or by the Employee's Stock Option Award Agreement.

The Internal Revenue Service ("IRS") is currently examining the 2008 and 2009 federal tax returns. The Company does not anticipate any material adverse adjustments resulting from this review. Prior periods have either been audited or are no longer subject to IRS audit. In most state jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2006.

15.        Commitments and contingencies

As of September 30, 2011, the Company had the following commitments and contractual obligations:

•
An amended lease agreement for the lease of a corporate office facility located in Paramus, NJ.  The lease was effective as of September 1, 2008 and has a seven year term with the option to extend the lease for two additional five-year terms.  The annual rental expense is approximately $500 for each of the next four years.

•
A lease agreement for the lease of a production and office facility located in Laval, Quebec. The lease extends through March 15, 2015 and the annual rental expense is approximately $525 for the next 3 years and two months.

•
Three lease agreements for the lease of a corporate office facility located in Niwot, Colorado.  The leases were effective as of August 1, 2007 and each has a five-year term with the option to extend each lease for two 36 month terms.  The annual rental expense is approximately $100 for the next year.

•
Forward purchase commitments for a portion of the Company's projected commodity requirements. These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price. These commitments total approximately $42,842 as of September 30, 2011.  The majority of these commitments are expected to be liquidated by the second quarter of 2012.

16.        Legal proceedings

The Company is currently involved in the following legal proceedings:

In February, 2010 a lawsuit was filed against Smart Balance, Inc. in the Federal District Court for the Central District in California in Santa Ana, California alleging, among other things, violations of California's unfair competition law, false advertising, and consumer remedies act relating to the Company's Nucoa® stick margarine product, which represented less than 1% of the Company's sales in 2010 and the first three quarters of 2011.  The Company has vigorously defended itself in this litigation.  During the third quarter of 2011, an opportunity to settle this litigation was presented, and the Company determined that the settlement amount would be less than the cost to continue to defend.  Accordingly, the Company entered into a settlement agreement to resolve this lawsuit, which remains subject to approval by the court.  Once approved, however, the settlement requires the Company to pay up to a total of $1,060, which includes a claim fund to provide cash refunds to eligible retail purchasers of the Nucoa product during 2000 to 2010, attorneys' fees and other litigation expenses that will ultimately be determined by the court.  This amount has been charged to expense in the current period and is included within "General and Administrative" in the Consolidated Statement of Operations. Any unclaimed funds from the settlement fund will be donated to a university to fund the research and development of healthier foods.

In 2007, three parties filed Oppositions to European Patent No. 0820307 relating to increasing the HDL level and the HDL/LDL ratio in Human Serum by Balancing Saturated and Polyunsaturated Dietary Fatty Acids.  In July 2010, a hearing was held on this matter in Munich, Germany and the patent panel ruled against the Company.  The Company has appealed the ruling.  The Company believes that neither this proceeding, nor its ultimate outcome, will have any material adverse effect on its business.

On October 19, 2011, a class action lawsuit was filed against Smart Balance, Inc. in US District Court, District of New Jersey alleging that the labeling and marketing of the Company's Smart Balance® Fat Free Milk and Omega-3 product is unfair, deceptive, and improper because the product contains 1g of fat from an Omega-3 oil blend.  The Company intends to answer the complaint and vigorously defend itself in this litigation.  The Company does not expect that the resolution of this matter will have a material adverse effect on its business.

The Company is not a party to any other legal proceeding that it believes would have a material adverse effect on its business, results of operations or financial condition.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the September 30, 2011 Consolidated Financial Statements and the related Notes contained in this quarterly report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010. Forward-looking statements in this section are qualified by the cautionary statements included under the heading “Cautionary Note Regarding Forward Looking Information,” above.

Company Overview

We are a consumer food products company that competes primarily in the retail branded food products industry and focuses on providing superior tasting, solution-driven products in every category we enter.  We market buttery spreads, enhanced milk, cooking oil, peanut butter, mayonnaise dressing, microwave popcorn and other products primarily under the Smart Balance® trademark. In the natural food channel, we sell similar natural and organic products under the Earth Balance® trademark. Since August 3, 2011, we market Glutino gluten-free products in the U.S. and Canada. Our buttery spreads category, marketed under our Smart Balance®, Earth Balance®, Bestlife™, Nucoa® and SmartBeat® brands, is by far our most developed and accounted for approximately 64% and 68% of sales for the three and nine months ended September 30, 2011, respectively.  Our products are sold primarily in the U.S., with Glutino products also available in Canada.

We primarily outsource production of finished goods to third-party manufacturers.  Outsourcing allows us to focus our energy and resources on marketing and sales, while avoiding the complication of maintaining infrastructure and managing a production work force.  We have two manufacturing facilities in Canada for a portion of Glutino products.

In 2008 we launched a successful distribution initiative to increase shelf presence in retailers. The effort substantially increased the average number of our products that retailers have on the shelf, especially in the spreads category. In 2009 we increased our market share and profitability in the core spreads category. In 2010, we launched our three-tier spreads initiative, with products in all segments of the category.

Commodity costs have been rising across the food industry since mid-2010. Our competitors increased prices in the spreads category in 2011 and we followed with price increases as well. Due to the continued economic conditions affecting our industry, there have been volume implications to the pricing actions, as price sensitive consumers switch to less expensive alternatives. Currently, we are the number three marketer of spreads in the U.S., based on data from The Nielsen Company, on a dollar basis. For the first nine months of 2011, our spreads share of market in dollars was 14.9%, a decrease of 1.0 percentage points from the same period in the prior year.

We believe success in the dairy aisle will be a key driver toward our growth goals. We expanded distribution of Smart Balance premium enhanced milk to the Northeast, beyond the initial Florida market in 2009 and began distribution nationally in 2010. We continue to add new varieties and look to expand distribution in channels beyond traditional supermarkets.

In the third quarter of 2010, we announced the launch of Earth Balance® organic soymilk into Whole Foods markets nationwide. This marks a strategic expansion of the Earth Balance® brand beyond spreads into a higher velocity category and other categories over time. We have broadened distribution of Earth Balance® organic soymilk to other natural food customers in 2011. We have announced two new products for Earth Balance®; Organic Coconut Spread and Mindful Mayo™, a refrigerated spread available in the natural foods channel. We began distribution of Bestlife™ spreads in March 2010. The Best Life® program was developed by Bob Greene, Oprah's trainer and nutritional advisor. In the fourth quarter of 2010 we strengthened our control of the Bestlife™ brand by acquiring full rights for the branded food products as well as ownership of the Best Life website. We believe the brand and the website are unique assets that will provide an effective platform for expansion in the coming years as we broaden the scope of our products beyond our heart health focus.

     We entered into an Amended Credit Agreement in March 2011 and an Amendment in August 2011 to give the Company greater flexibility in strategic areas such as acquisitions and capital structure with higher available credit and less restrictive financial covenants than our previous facility. See "Liquidity and Capital Resources" included elsewhere in this report. As of September 30, 2011, our debt was $108.0 million, a reduction of $52.0 or 33% from May 2007, the date of the acquisition of GFA Brands, Inc.

In the fourth quarter of 2009 our board authorized a two-year, $25.0 million stock repurchase program, which became effective starting in March 2010. As of September 30, 2011, approximately $15.6 million was used to repurchase the Company's shares.

As required under ASC Topic 350 “Goodwill and Other Intangible Assets”, in connection with the preparation of the June 30, 2011 financial statements, the Company performed its annual impairment test of goodwill and made a determination that there was no indication of impairment. During the second quarter of 2010, our revenue and earnings expectations and longer term outlook were not materializing as previously projected. The main contributors to this change in our outlook were the persistent softness in U.S. consumer confidence and the resulting intensified competitive environment for the Company's premium products. This change in outlook for the rest of 2010 resulted in a significant reduction in the Company's share price and related market capitalization. Given this decline, in connection with the preparation of the June 30, 2010 financial statements, we performed an impairment test of goodwill which resulted in a goodwill impairment loss of $130.0 million at June 30, 2010. See footnote 7 of our unaudited consolidated financial statements included elsewhere in this report.

As part of continuing efforts to right-size and realign our staff to increase efficiency and effectiveness and position the Company for success in 2011 and beyond, the Company undertook two organizational restructurings in 2010. The Company reduced its total number of employees by approximately 12%. The one-time cost of the combined actions in the second and fourth quarters of 2010 totaled approximately $4.0 million, with corresponding expected ongoing annualized savings in excess of $4.0 million. Due primarily to the 2010 restructurings, stock options for certain former employees were forfeited, resulting in a charge to reduce related deferred tax assets (future tax benefits previously recorded). The full year amount in 2010 was $3.2 million of which $3.1 million was applied to the second quarter of 2010. Second quarter results were revised to a net loss of $(133.1) million and a loss per share of $(2.13). In 2011, there have been additional forfeitures related to the 2010 restructurings. In the first and second quarters of 2011, the Company recognized additional tax charges of $1.0 million and $0.6 million, respectively.

On August 3, 2011, the Company acquired 100% of the common stock of Glutino Food Group ("Glutino"), for total consideration of $66.3 million, subject to a final working capital determination. Glutino is a leading manufacturer and marketer of innovative, premium-priced, gluten-free foods sold under the Glutino and Gluten-Free Pantry brands. Glutino offers a wide range of shelf-stable and frozen gluten free products, including snack foods, frozen baked goods, frozen entrees and baking mixes throughout North America. Glutino reported annual sales of $53.9 million during its fiscal year ended March 31, 2011.

Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions except share data)	2011	2010	2011	2010
Net sales	$71.7	$59.9	$190.4	$179.2
Cost of goods sold	41.5	31.3	103.6	90.4
Gross profit	30.2	28.6	86.8	88.8
Operating expenses	28.1	25.2	69.7	208.4
Operating income (loss)	2.1	3.4	17.1	(119.6)
Other expenses, net	(0.8)	(0.6)	(1.8)	(2.9)
Income (loss) before income taxes	1.3	2.8	15.3	(122.5)
Provision for income taxes	0.2	1.1	7.3	6.0
Net income (loss)	$1.1	$1.7	$8.0	$(128.5)
Net income (loss) per common share:
Basic	$0.02	$0.03	$0.14	$(2.07)
Diluted	$0.02	$0.03	$0.14	$(2.07)

Results of Operations for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Net Sales:

Our net sales for the three months ended September 30, 2011 increased by 19.7% to $71.7 million from $59.9 million for the same period in 2010. This performance primarily reflected the addition of Glutino results and higher selling prices, partially offset somewhat by lower volumes in spreads and higher consumer promotion spending.

Cost of Goods Sold:

Cost of goods sold for the three months ended September 30, 2011 was $41.5 million, a 32.6% increase from the same period in 2010. Included in 2011 results is a one-time $0.8 million charge related to the Glutino acquisition to reflect the estimated fair value of finished goods acquired. Excluding the one-time charges, the increase was 30.0%, primarily due to the addition of Glutino results and increased commodity costs, including vegetable oils and milk, partially offset by lower volumes.

Gross Profit:

Our gross profit increased $1.6 million to $30.2 million for the three months ended September 30, 2011 from $28.6 million for the same period in 2010. Excluding a one-time $0.8 million charge related to the Glutino acquisition, gross profit increased by $2.4 million, primarily due to the addition of Glutino results and higher selling prices, offset by the impact of increased commodity costs and lower volumes.

Gross profit as a percentage of net sales was 42.1% for the three months ended September 30, 2011 compared to 47.7% during the same period in 2010. Excluding a one-time $0.8 million charge related to the Glutino acquisition, gross profit as a percentage of net sales was 43.2%, reflecting the addition of Glutino results, the impact of increased commodity costs and higher promotional spending. Partially offsetting these factors were higher selling prices.

Operating Expenses:

Operating expenses, which includes selling, marketing and general and administrative expenses, for the three months ended September 30, 2011 were $28.1 million compared to $25.2 million for the corresponding period in 2010. Excluding the one-time charges of $2.6 million related to the Glutino acquisition and a $1.1 million legal settlement, operating expenses were $24.4 million, a decline of $0.8 million from 2010. The decrease primarily resulted from lower non-promotional marketing expenses and stock-based compensation expenses, partially offset by the addition of Glutino results.

Operating Income:

Our operating income was $2.1 million for the three months ended September 30, 2011 compared with operating income of $3.4 million for the corresponding period in 2010. The decrease was primarily due to the $3.4 million one-time costs associated with the Glutino acquisition and the $1.1 million one-time legal settlement. Excluding these costs, operating income would have been $6.6 million, an increase of $3.2 million from the prior year, reflecting higher selling prices and reduced operating expenses, partially offset by lower volumes and increased commodity costs.

Other Income (Expense):

We had other expenses of $(0.8) million for the three months ended September 30, 2011 and $(0.6) million in the corresponding period in 2010.  The results for 2011 and 2010 included net interest expense of $(0.9) million and $(0.8) million, respectively.  Also included in the 2011 other income was a $0.1 million gain on commodity hedging activities compared with a gain of $0.3 million in 2010.

Income Taxes:

The provision for income taxes for the three months ended September 30, 2011 was $0.2 million compared with $1.1 million for the corresponding period in 2010.  The effective tax rate for the three months ended September 30, 2011 was 15.8%, primarily as a result of the annual review and adjustment of the states' blended effective tax rate which declined approximately 0.1%, which when multiplied against the Company's gross deferred tax assets and liabilities resulted in a significant adjustment against a lower pre-tax income amount. Our pre-tax income was adversely affected by the items mentioned above. Excluding these adjustments, the effective tax rate for the three months ended September 30, 2011 was 35.6%. The effective tax rate for the three months ended September 30, 2010 was 40.6%. The Company's deferred tax liability represents primarily the difference between the tax and accounting basis of intangible assets acquired in the GFA merger and, to a lesser extent, the recent acquisition of Glutino.

Net Income:

Our net income for the three months ended September 30, 2011 was $1.1 million, versus net income of $1.7 million in the corresponding period in 2010. Included in the 2011 net income are after-tax one-time costs of $2.9 million related to the acquisition of Glutino; a $0.9 million legal settlement and a $1.4 million tax rate adjustment benefit. Excluding these items, net income for 2011 was $3.5 million, compared to $1.7 million in 2010. The increase of $1.8 million was due primarily to higher operating income.

Net Income Per Common Share:

Our basic and diluted net income per share for three months ended ended September 30, 2011 was $0.02 compared to net income per share of $0.03 in the corresponding period in 2010, based on the basic and diluted weighted average shares outstanding of 58.9 million and 59.0 million, respectively, in 2011 and 61.2 million in 2010. Included in the 2011 net income are one-time costs of $0.05 related to the acquisition of Glutino, a $0.01 legal settlement and a $0.02 tax rate adjustment benefit. Excluding these items, net income per common share for was $0.06, compared to $0.03 in 2010.

Results of Operations for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Net Sales:

Our net sales for the nine months ended September 30, 2011 increased by 6.3% to $190.4 million from $179.2 million for the same period in 2010.  This performance primarily reflected higher selling prices and the addition of Glutino results, partially offset by lower volume and changes in product mix.

Cost of Goods Sold:

Cost of goods sold for the nine months ended September 30, 2011 was $103.6 million, a 14.6% increase from the same period in 2010. Excluding a $0.8 million charge related to the Glutino acquisition, the increase is primarily due to increased commodity costs, including vegetable oils and dairy ingredients, and the addition of Glutino results, partially offset by lower volumes.

Gross Profit:

Our gross profit decreased $2.0 million to $86.8 million for the nine months ended September 30, 2011 from $88.8 million for the same period in 2010. Excluding a $0.8 million charge related to the Glutino acquisition, gross profit decreased $1.2 million to $87.6 million due to the impact of rising commodity costs, a product mix shift to lower margin products, and lower volumes. Partially offsetting these factors were higher selling prices and the addition of Glutino results.

Gross profit as a percentage of net sales was 45.6% for the nine months ended September 30, 2011 compared to 49.6% during the same period in 2010. Excluding the charge related to the Glutino acquisition, gross margin as a percentage of net sales was 46.0% reflecting the impact of rising commodity costs, a product mix shift to lower margin products, and the addition of Glutino results. Partially offsetting these factors were higher selling prices.

Operating Expenses:

Operating expenses, which includes selling, marketing and general and administrative expenses, for the nine months ended September 30, 2011 were $69.7 million compared to $208.4 million for the corresponding period in 2010. Included in the 2011 amount are one-time items of $4.1 million net expenses, including $2.6 million acquisition costs for Glutino, a $1.1 million legal settlement and a one-time benefit in the change in stock-based compensation expense of $0.4 million. Included in the 2010 amount are a goodwill impairment charge of $130.0 million, a restructuring charge of $3.1 million and a one-time benefit in the change in stock-based compensation expense of $1.3 million. Excluding these items, total operating expenses for the nine months ended September 30, 2011 were $66.4 million, a decrease of $10.2 million from 2010. The decrease primarily resulted from lower non-promotional marketing expenses and lower stock-based compensation expenses, partially offset by the addition of Glutino results.

Operating Income:

Our operating income was $17.1 million for the nine months ended September 30, 2011 compared with an operating loss of $(119.6) million for the corresponding period in 2010. Included in the 2011 amount are one-time items of $4.1 million net expenses, including $2.6 million costs related to the Glutino acquisition, a $1.1 million legal settlement, a $0.8 million inventory adjustment related to the purchase of Glutino and a one-time benefit in the change in stock-based compensation expense of $0.4 million. Included in the 2010 amount are a goodwill impairment charge of $130.0 million, a restructuring charge of $3.1 million and a one-time benefit in the change in stock-based compensation expense of $1.3 million. Excluding these items, total operating income for the nine months ended September 30, 2011 was $21.2 million, an increase of $9.0 million from 2010. The increase was due primarily to lower operating expenses, partially offset by lower gross profits.

Other Income (Expense):

We had other expenses of $(1.8) million for the nine months ended September 30, 2011 and $(2.9) million in the corresponding period in 2010.  The results for 2011 and 2010 included net interest expense of $(2.4) million and $(2.6) million, respectively.  Also included in 2011 was a $0.8 million gain on commodity hedging activities compared with a gain of $0.1 million in 2010.

Income Taxes:

The provision for income taxes for the nine months ended September 30, 2011 was $7.3 million compared with $6.0 million for the corresponding period in 2010.  The effective tax rate for the nine months ended September 30, 2011 was 47.8%, primarily as the result of a $1.5 million adjustment to reduce deferred taxes resulting from the forfeiture of certain non-qualified stock options. Excluding this adjustment, the effective tax rate for the nine months ended September 30, 2011 was 39.7%. The effective tax rate for income taxes for the nine months ended September 30, 2010 was (4.9%), primarily as a result of a pre-tax goodwill impairment charge, which had no tax benefit, offset by an adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options. Excluding the impairment charge and the adjustment to deferred taxes, the effective tax rate for the nine months ended September 30, 2010 was 37.9%, which benefited from resolution of prior years' tax issues. The Company’s effective tax rate, excluding certain adjustments, for the balance of 2011 is estimated to be approximately 40%.

Net Income (Loss):

Our net income for the nine months ended September 30, 2011 was $8.0 million compared to a net loss of $(128.5) million in the corresponding period in 2010. Included in 2011 net income are after-tax one-time costs of $1.8 million related to the Glutino acquisition; a $1.5 million reduction of deferred tax assets resulting from the forfeiture of certain non-qualified stock options; a $0.6 million legal settlement and a one-time benefit in the change in stock-based compensation expense of $0.2 million. Included in the 2010 net loss are a goodwill impairment charge of $130.0 million (which derived no tax benefit); a $3.1 million reduction of deferred tax assets resulting from the forfeiture of certain non-qualified stock options; an after-tax realignment charge of $1.9 million and an after-tax one-time benefit in the change in stock-based compensation expense of $0.8 million. Excluding these items, net income for the nine months ended September 30, 2011 was $11.7 million, an increase of $6.0 million from 2010. This increase was due primarily to lower operating expenses, partially offset by lower gross profit.

Net Income (Loss) Per Common Share:

Our basic and diluted net income per share for the nine months ended September 30, 2011 was $0.14, based on the basic and diluted weighted average shares outstanding of 59.4 million. Our basic and diluted net loss per share for the nine months ended September 30, 2010 was $(2.07), based on the basic and diluted weighted average shares outstanding of 62.1 million. Included in 2011 net income were $(0.03) costs related to the Glutino acquisition, a reduction of deferred tax assets resulting from the forfeiture of certain non-qualified stock options of $(0.02) and a $(0.01) legal settlement.  Included in the 2010 net loss are a goodwill impairment charge of $(2.09), a reduction of deferred tax assets resulting from the forfeiture of certain non-qualified stock options of $(0.05), a restructuring charge of $(0.03), and a one-time benefit in the change in stock-based compensation expense of $0.01. Excluding these items, net earnings per common share for the nine months ended September 30, 2011 was $0.20, an increase of $0.11 from 2010.

Cash Flows

Cash provided by operating activities was $21.7 million for the nine months ended September 30, 2011 compared to $8.1 million in the corresponding period in 2010.  For the first nine months of 2011, we had net income of $8.0 million, which included $4.0 million of non-cash stock-based compensation expenses, $5.8 million of depreciation and amortization expense and a decrease in working capital of $4.7 million.  For the first nine months of 2010, we had a net loss of $(128.5) million, which included a goodwill impairment charge of $130.0 million, $8.5 million of non-cash stock-based compensation, and $4.5 million of depreciation and amortization expense, offset by an increase in working capital of $5.4 million.

Cash used in investing activities totaled $68.1 million for the nine months ended September 30, 2011, primarliy due to the Glutino acquisition. Cash used in investing activities totaled $1.1 million for the nine months ended 2010, and primarily includes additional software development costs.

Cash provided by financing activities for the nine months ended September 30, 2011 was $52.0 million, resulting primarily from borrowings to facilitate the Glutino acquisition. Cash used in financing activities for the corresponding period in 2010 was $6.0 million, resulting from the repayment of debt and purchase of treasury stock, partially offset by new financing.

Cash Operating Income

The Company reports its financial results in accordance with accounting principles generally accepted in the United States ("GAAP").

The Company uses the term “cash operating income” as important measures of profitability and performance.   Cash operating income is a non-GAAP measure defined as operating income excluding depreciation, amortization of intangibles, goodwill impairment, restructuring charges, stock-based compensation expense and other one-time items.  Our cash operating income was $9.7 million in the third quarter of 2011 compared to $7.6 million in the third quarter of 2010. Cash operating income was $30.9 million for the nine months ended ended September 30, 2011 compared to $25.9 million for the corresponding period of 2010.  Our management uses cash operating income for planning purposes, and we believe these measures provide investors and securities analysts with important supplemental information regarding the Company’s profitability. However, non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company's results prepared in accordance with GAAP.  In addition, the non-GAAP measures the Company uses may differ from non-GAAP measures used by other companies.  We have included reconciliations of operating income, as calculated in accordance with GAAP, to cash operating income.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
(in millions)
Operating income (loss) (GAAP)	$2.1	$3.4	$17.1	$(119.6)
Add back:
Depreciation and amortization	2.2	1.3	5.3	3.9
Goodwill impairment	—	—	—	130.0
Restructuring	—	(0.1)	—	3.1
Stock-based compensation expense	0.9	3.0	4.0	8.5
Acquisition costs	2.6	—	2.6	—
Legal settlement	1.1	—	1.1	—
Inventory adjustment - purchase accounting	0.8	—	0.8	—

Cash Operating Income	$9.7	$7.6	$30.9	$25.9

Liquidity and Capital Resources

Liquidity:

Our liquidity planning is largely dependent on our operating cash flows, which are highly sensitive to changes in demand, operating costs and pricing for our major products.  While changes in key operating costs, such as outsourced production, advertising, promotion and distribution, may adversely affect cash flows, we are able to continue to generate significant cash flows by adjusting costs. Our principal liquidity requirements are to finance current operations, pay down existing indebtedness and fund future expansion primarily through acquisitions.  In March 2011, the Company significantly increased its credit facility to $150.0 million to allow for more flexibility in making acquisitions. On August 3, 2011, we acquired 100% of the common stock of Glutino for $66.3 million, subject to a final working capital determination. The acquisition was financed with the Company's Revolver (as defined below). As of September 30, 2011, total amounts outstanding under the Amended Credit Agreement were $108.0 million.

Under our Amended Credit Agreement (see Long Term Debt below), the Company can also repurchase common stock up to $75.0 million. In December 2009, the Board approved the repurchase of up to $25.0 million shares of common stock over a two year period.  Through September 30, 2011, the Company repurchased approximately 3.7 million shares, for an aggregate purchase price of $15.6 million under this program, $5.1 million of which occurred during the first nine months of 2011.

Currently, our primary source of liquidity is cash generated from operations and our Line of Credit. We believe that cash flows generated from operations, existing cash and cash equivalents, and borrowing capacity under the revolving credit facility should be sufficient to finance working capital requirements for our business for the next twelve months.  As of September 30, 2011, $33.5 million was still available for borrowing under our Revolver (as defined below) in addition to $9.5 million of cash we had on hand.  Developing and bringing to market other new brands and business opportunities (such as joint ventures and/or acquisitions) may require additional outside funding, which may require us to seek out additional financing arrangements.

Long Term Debt:

On March 31, 2011, the Company, through its wholly-owned subsidiary GFA Brands, Inc. (the “Borrower”), entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with the various Lenders named therein (the “Lenders”), and Bank of Montreal, as Administrative Agent (the “Agent”).  The Amended Credit Agreement amended and restated in its entirety the Credit Agreement (the "Original Credit Agreement"), dated as of November 4, 2009, by and among the Borrower, the Company, the Agent and the other lenders named therein.

The Amended Credit Agreement provides for $150.0 million in secured debt financing consisting of a $50.0 million term loan (the “Term Loan”) and a $100.0 million revolving credit facility (the “Revolver”).  The Revolver includes a $5.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for swing line loans.  Subject to certain conditions, the Borrower, at its option, may increase the Term Loan or increase the commitments under the Revolver (or a combination of the two) up to an aggregate additional amount of $50.0 million. Such increase may be with existing lenders, or if they decline, by adding additional lenders. Proceeds of the Amended Credit Agreement were used to refinance the obligations under the Original Credit Agreement and may be used for general corporate purposes and general working capital purposes. The Company used $66.5 million of this Revolver to finance the Glutino acquisition.

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

The Amended Credit Agreement contains covenants that are customary for agreements of this type.  These covenants include, among others: a limitation on the incurrence of additional indebtedness; a limitation on mergers, acquisitions, investments and dividend payments; and maintenance of specified financial ratios. The Amended Credit Agreement increased the threshold of Permitted Acquisitions (as defined in the Amended Credit Agreement) by the Company from $50.0 million in a fiscal year under the Original Credit Agreement to $150.0 million for an individual acquisition.  Under the Amended Credit Agreement, the Company must maintain (1) a Leverage Ratio that is not greater than 3.25 to 1.0 until December 30, 2012 and not greater than 3.00 to 1.0 thereafter and (2) a ratio of EBITDA to Debt Service (as defined in the Amended Credit Agreement), in each case for the prior four fiscal quarters, of not less than 2.00 to 1.00.  The Company is also limited to spending not more than $6.0 million of capital expenditures per year with any unexpended amounts carried over to the next twelve months.  At September 30, 2011, the Company was in compliance with all of its covenants.

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

The obligations under the Amended Credit Agreement are guaranteed by the Company and all existing and future domestic subsidiaries of the Company.  The Borrower, the Company and all domestic subsidiaries of the Company granted to the Agent, for the benefit of the Lenders, a security interest in substantially all of its respective assets, including, among other things, patents, patent licenses, trademarks and trademark licenses.

After the close of the Amended Credit Agreement, total debt outstanding totaled approximately $50.6 million, comprised of $50.0 million of Term Loan debt and $0.6 million of borrowings under the Revolver.  During the second quarter of 2011, the Company repaid amounts required under the Term Loan of $1.0 million and the amounts outstanding under the Revolver. During the third quarter of 2011, the Company borrowed $66.5 million in conjunction with the acquisition of Glutino, and repaid amounts required under the Term Loan of $1.5 million and $6.0 million of amounts outstanding under the Revolver. At September 30, 2011, $108.0 million was outstanding under the Amended Credit Agreement.

On August 3, 2011, in connection with the acquisition of Glutino, the Company, through its wholly-owned subsidiary GFA Brands, Inc., entered into a First Amendment to the Amended Credit Agreement (the "Amendment"). The Amendment permitted the acquisition of Glutino, added Glutino USA, Inc. as a co-Borrower, and modified certain covenant terms and restrictions to provide greater flexibility to the Company in connection with the acquisition. In addition, the Amendment modified the definition of EBITDA to account for the impact of the acquisition on the earnings and financial position of the Company, provided the flexibility to move funds to Canadian subsidiaries and increased the capital expenditures limitations.

In addition to the indebtedness under the Amended Credit Agreement, the Company has recorded a contract payable of $5.5 million representing the unpaid balance on a 2010 acquisition. This amount will be paid in annual installments over the next four years, together with related interest. As of September 30, 2011, $1.4 million of this amount is included within accrued expenses on the Consolidated Balance Sheet.

The Company is required to pay the following amounts for its debt and contract obligations (in millions):

2011	$1.5
2012	6.4
2013	6.4
2014	6.4
2015	92.8
Total	$113.5

As of September 30, 2011, $6.4 million is due in the next twelve months.  This amount does not take into account the amount, if any, of the requirement that, beginning with the fiscal year ending December 31, 2011, the Company make an annual payment equal to 25% of excess cash flow, as defined by the Amended Credit Agreement, unless its leverage ratio is less than 2.0.  The Company currently has a leverage ratio of less than 2.0 and expects to remain at that level on December 31, 2011.

The interest rate for outstanding obligations under the Amended Credit Agreement at September 30, 2011 was 2.67% while the commitment fee on the unused line was 0.375%.

Contractual Obligations

There has been no material change to our contractual obligations as disclosed in the fiscal year 2010 Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 24, 2011, other than those disclosed in the Notes to Consolidated Financial Statements herein.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities”.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk:

We are exposed to financial market risks due primarily to changes in interest rates on our variable interest rate debt.  Under our Amended Credit Agreement, we are subject to changes in interest rates, but are not required to enter into an interest rate swap until the market LIBOR rate exceeds 2.0%.  The three-month LIBOR rate at September 30, 2011 was 0.33%.

We are exposed to market risk from changes in interest rates charged on our debt. The impact on earnings is subject to change as a result of movements in market rates. A hypothetical increase in interest rates of 100 basis points would result in potential reduction of future pre-tax earnings of approximately $1.1 million per year.  Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business and other factors.

Commodity Price Risk:

Our earnings and cash flow are subject to fluctuations due to changes in commodity prices, interest rates and foreign currency exchange rates. Our risk management practice includes the selective use, on a limited basis, of future and forward commodity contracts and forward foreign currency exchange contracts. Such instruments are used for purposes other than trading.

In addition to other commodities, we purchase significant amounts of soy, palm and canola oil products and peanuts to support the needs of our brands. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. We enter into certain agreements that qualify as normal purchases and sales in the normal course of business.  Accordingly, these agreements do not qualify as derivatives under existing authoritative accounting guidance, namely, “Accounting for Derivative Instruments and Hedging Activities.”  As of September 30, 2011, we had commitments of $42.8 million compared to $23.8 million as of December 31, 2010. The majority of these commitments are expected to be liquidated by the second quarter of 2012.

Foreign Currency Exchange Rate Risk:

Foreign currency exchange rate movements create fluctuations in U.S. Dollar reported amounts of foreign subsidiaries whose legal currencies are their respective functional currencies. We have not used foreign currency derivative instruments to manage translation fluctuations. We plan to use forward foreign exchange contracts to hedge certain cash flows denominated in currencies other than our subsidiary's functional currency. Such cash flows are normally represented by actual receivables and payables and anticipated receivables and payables for which there is a firm commitment. At September 30, 2011, we did not have any forward foreign exchange contracts outstanding.

Item 4.        Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting. During the fiscal quarter ended September 30, 2011, with the exception of Glutino, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Note regarding acquisition. In making its assessment of disclosure controls and procedures and of changes in internal control over financial reporting as of September 30, 2011, management has excluded the operations of Glutino. The Company is currently assessing the control environment of this acquired business.

Part II.        Other Information

Item 1.        Legal Proceedings

We are currently involved in the following legal proceedings:

In February, 2010 a lawsuit was filed against Smart Balance, Inc. in the Federal District Court for the Central District in California in Santa Ana, California alleging, among other things, violations of California's unfair competition law, false advertising, and consumer remedies act relating to our Nucoa® stick margarine product, which represented less than 1% of our sales in 2010 and the first three quarters of 2011.  We have vigorously defended ourselves in this litigation.  During the third quarter of 2011, an opportunity to settle this litigation was presented, and we determined that the settlement amount would be less than the cost to continue to defend.  Accordingly, we entered into a settlement agreement to resolve this lawsuit, which remains subject to approval by the court.  Once approved, however, the settlement requires us to pay up to a total of $1.1 million, which includes a claim fund to provide cash refunds to eligible retail purchasers of the Nucoa product during 2000 to 2010, attorneys' fees and other litigation expenses that will ultimately be determined by the court. This amount has been charged to expense in the current period and is included within "General and Administrative" in the Consolidated Statement of Operations.  Any unclaimed funds from the settlement fund will be donated to a university to fund the research and development of healthier foods.

In 2007, three parties filed Oppositions to European Patent No. 0820307 relating to increasing the HDL level and the HDL/LDL ratio in Human Serum by Balancing Saturated and Polyunsaturated Dietary Fatty Acids.  In July 2010, a hearing was held on this matter in Munich, Germany and the patent panel ruled against us.  We have appealed the ruling.  We believe that neither this proceeding, nor its ultimate outcome, will have any material adverse effect on our business.

On October 19, 2011, a class action lawsuit was filed against Smart Balance, Inc. in US District Court, District of New Jersey alleging that the labeling and marketing of our Smart Balance® Fat Free Milk and Omega-3 product is unfair, deceptive, and improper because the product contains 1g of fat from an Omega-3 oil blend.  We intend to answer the complaint and vigorously defend ourselves in this litigation.  We do not expect that the resolution of this matter will have a material adverse effect on our business.

We are not a party to any other legal proceeding that we believe would have a material adverse effect on our business, results of operations or financial condition.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors described in Exhibit 99.1, which could materially affect our business, financial condition or results of operations in future periods.

Item 6.        Exhibits

See the exhibit index located elsewhere in this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 3, 2011	SMART BALANCE, INC. (Registrant)

/s/ Stephen B. Hughes
Stephen B. Hughes Chairman and Chief Executive Officer (Authorized officer of Registrant)

/s/ Alan S. Gever
Alan S. Gever Executive Vice President and Chief Financial Officer (Principal financial officer of Registrant)

Exhibit Index:

10.1	Share Purchase Agreement Among 9249-2180 Quebec Inc. and Stepworth Holdings Inc., Dated August 3, 2011. (1)

10.2
First Amendment To Amended And Restated Credit Agreement, dated as of August 3, 2011, by and among, GFA Brands, Inc., as the Borrower, Smart Balance, Inc., as the Parent and a Guarantor, and other Guarantors from time to time parties thereto, the Lenders from time to time parties thereto, and Bank of Montreal, as Administrative Agent. (2)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema Document (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)

101.LAB	XBRL Taxonomy Label Linkbase Document (3)

101.PRE	XBRL Extension Presentation Linkbase Document (3)

1	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 9, 2011.
2	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 9, 2011.
3
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.