Form 10-K
period 2011-12-31
SMART BALANCE, INC.
filed 2012-03-06
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
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
(Title Of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on June 30, 2011 ($5.18), as reported on the Nasdaq Global Market was approximately $305 million.

As of March 2, 2012, there were 58,940,020 shares of common stock, par value $.0001 per share, of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement in connection with its 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

SMART BALANCE, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this annual report that are not historical facts, including statements about the Company's plans, strategies, beliefs and expectations, are forward-looking and subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may include use of the words “expect”, “anticipate”, “plan”, “intend”, “project”, “may”, “believe” and similar expressions. Forward-looking statements speak only as of the date they are made, and, except for the Company's ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statement, whether to reflect actual results of operations, changes in financial condition, changes in general economic or business conditions, changes in estimates, expectations or assumptions, or circumstances or events arising after the filing of this annual report. Actual results may differ materially from such forward-looking statements for a number of reasons, including those risks and uncertainties set forth in "Item 1A. Risk Factors," located in Part I of this report, and the Company's ability to:

•	maintain and grow those revenues derived from our Smart Balance® buttery spread products from which we generate a substantial portion of our revenues;
•maintain margins during periods of commodity cost fluctuations;
•introduce and expand distribution of our new products;
•meet marketing and infrastructure needs:
•respond to changes in consumer demand;
•respond to adverse publicity affecting the Company or industry;
•maintain our performance during difficult economic conditions;
•comply with regulatory requirements;
•maintain existing relationships with and secure new customers;
•continue to rely on third party distributors, manufacturers and suppliers;
•successfully integrate and operate the Glutino business and realize the expected benefits of the Glutino acquisition;
•operate outside of the U.S.;
•successfully maintain relationships with the co-packers for our Glutino products;
•grow net sales in a competitive environment and with increasingly price sensitive consumers; and
•maintain volume in light of price increases stemming from rises in commodity costs.

PART I
Item 1. Business
Overview

We are a marketer of functional food products in the U.S. and Canada primarily under the Smart Balance®, Earth Balance® and Bestlife™ trademarks. Functional food is defined as a food or a food ingredient that has been shown to support normal, healthy structures, functions and systems in the body. Our signature spreads products utilize a proprietary licensed, patented technology that is naturally free of trans fats and enhances good-to-bad cholesterol ratios when used as part of the Smart Balance™ Food Plan. We have other product offerings utilizing our health and wellness positioning and brand leverage, including gluten-free products marketed under the Glutino® and Gluten-Free Pantry® brands, enhanced milks, peanut butters, cooking oils, mayonnaise dressing and popcorn.

The Company has marketed Glutino® products since its acquisition of the Glutino Food Group (“Glutino”) in August 2011. Glutino is a leading manufacturer and marketer of innovative, premium-priced, gluten-free foods sold under the Glutino® and Gluten-Free Pantry® brands. Glutino has manufacturing facilities located in Quebec, Canada and also outsources production of certain products.

We sell Smart Balance® and Bestlife™ products in grocery, mass merchandise and convenience stores. We sell Glutino® and Gluten-Free Pantry® products in both conventional retail channels and the natural food channel. We sell natural and organic products under the Earth Balance® trademark primarily in the natural food channel. Our products are available in all 50 states. Except for Glutino® and Gluten-Free Pantry® products, which we sell in Canada as well as in the U.S., and for Earth Balance® spreads that are available in select markets in Canada, our products have little presence in international markets. The Company also has a presence in the foodservice and industrial channels. Our brands of buttery spreads, as a group, have achieved growth in the total spreads market share every year since introduction with the exception of 2011, during which market share declined slightly. Our market share in the spreads category in 2011 was 14.6%, according to Nielsen data. Aside from certain of our Glutino® and Gluten-Free Pantry® products that we manufacture in our fully gluten-free manufacturing facilities located in Quebec, Canada, we outsource our production and distribution.

Smart Balance® Products

The Smart Balance® line of products was introduced in 1996 with the launch of our buttery spreads products. The Smart Balance® line of products is available in a variety of categories, formats and sizes in the supermarket, mass merchandise and convenience store channels of distribution. In 2011, 2010 and 2009, Smart Balance® labeled products represented approximately 77%, 85% and 89% of our sales, respectively. In addition, in 2011, 2010 and 2009, our Smart Balance® buttery spreads products represented approximately 53%, 60% and 67% of our sales, respectively. The Smart Balance® buttery spreads products are generally available throughout the United States while our other buttery spread products have less distribution at the current time. Some of our buttery spreads are also available in bulk and individual serving formats for use in the industrial and foodservice channels.

Buttery Spreads, Sticks and Sprays
Our buttery spreads are made from a patented blend of natural oils to help balance fats in the consumer's diet and to help improve the good-to-bad cholesterol ratio when used as part of the Smart Balance™ Food Plan. They contain no hydrogenated or partially hydrogenated oils and are naturally free of trans fat. The original buttery spread has won awards as the best-tasting product in its category.

There are a number of varieties of our buttery spreads that offer different benefits depending on consumers' needs. Buttery spreads are available in regular, light, low sodium, calcium, and organic versions as well as versions that use flax oil, fish oil, plant sterols and olive oil to achieve desired benefit and taste profiles.

Smart Balance® Buttery Sticks are a blend of creamery fresh butter and Smart Balance® buttery spread in a convenient stick, with 28% less saturated fat than regular butter. We also sell versions of buttery sticks with a special mix of Omega-3s from flax and fish oil. All versions are non-hydrogenated and contain zero grams of trans fat per serving.

We also market a Smart Balance® Buttery Burst™ Spray. The spray has zero calories, zero carbs and zero fats per serving and can be used as a pan spray or as a topping.

Recently we have introduced a line of Smart Balance® spreadable butter products which are a healthier alternative to butter.

Enhanced Milks
We offer a range of enhanced milk products, with different varieties containing EPA/DHA Omega-3s, plant sterols, and added levels of calcium and protein. We use low and fat-free milks enhanced with non-fat milk solids to give the taste and texture of whole or reduced fat milk. Our milk varieties include fat-free milk, 1% lowfat milk and lactose-free milk and are available in markets across the U.S.

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

Light Mayonnaise Dressing
Our Smart Balance® Omega Plus™ Light Mayonnaise Dressing has half the fat of regular mayonnaise, is non-hydrogenated, contains zero grams of trans fat and contains natural plant sterols and ALA Omega-3.

Microwave Popcorns
Smart Balance® Popcorns feature our patented oil blend and all varieties contain no hydrogenated oil or trans fat. Smart Balance® Popcorn varieties include Smart 'n Healthy™, Light Butter flavor, and Smart Movie-Style™.

Smart Balance™ Food Plan
We created the Smart Balance™ Food Plan, incorporating many of our Smart Balance® products, in order to help consumers achieve a healthy balance of natural fats in their daily diet. The plan includes menus as well as numerous recipes. Regular exercise is required by the plan as well. Research has shown that combining regular exercise with the right balance of fats as a significant part of a varied diet can, among other benefits, improve a consumer's ratio of “good” HDL cholesterol to his or her “bad” LDL cholesterol. Following our food plan will help consumers limit their intake of saturated fat, and provide valuable Omega-3s while avoiding hydrogenated oil and harmful trans fat.

Glutino® and Gluten-Free Pantry® Products

The Company has marketed Glutino® and Gluten-Free Pantry® products since its acquisition of Glutino in August 2011. Glutino offers a wide range of shelf stable and frozen gluten-free products, including snack foods, frozen baked goods, frozen entrees and baking mixes, throughout the United States and Canada. Glutino also offers a variety of fresh breads under the Genius® brand name.

Our expansion into the gluten-free market, through our acquisition of Glutino, is consistent with our corporate vision of executing a health and wellness innovation platform that builds brands targeted at highly motivated consumer needs.

Earth Balance® Products

The Earth Balance® line of products offers a variety of buttery spreads, sticks, soymilks, nut butters and vegan mayo dressings formulated for consumers interested in natural, plant based and organic products. Earth Balance® products represented approximately 10%, 9% and 8% of sales in 2011, 2010 and 2009, respectively. They are primarily available in the natural and organic channel of distribution and have a small but growing presence in traditional retail outlets.

Bestlife™ Products

In the fall of 2009, we signed an exclusive global agreement with the Best Life Corporation to develop a popularly priced Bestlife™ brand, consisting of food and beverage products that offer great taste, nutrition and convenience. We introduced the Bestlife™ line of spread products in 2010, which feature partially hydrogenated oil-free products targeted to the value segment consumer. In the fourth quarter of 2010, we acquired full rights to market food products under the Bestlife™ brand as well as ownership of the Best Life website. We believe the brand and the website are unique assets that should provide an effective platform for expansion in the coming years.

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

As Americans have increasingly sought out new ways to maintain and improve their personal health, functional food has played an increasing role in diets. In addition, certain consumers seek out products to satisfy specific need states, such as gluten-free need states. The medical community and food and drink manufacturers are responding to these demands. Goods and services that make claims of contributing to personal health through natural and non-interventionist means are becoming increasingly available.

Growth Strategy

Our goal is to become a recognized leader in providing nutritious and good tasting food products for a wide variety of consumer needs. These need states include heart-health, gluten-free diets, plant-based diets and weight management. Our health and wellness platform achieves this goal by offering products which eliminate “bad” ingredients (such as trans fats and gluten) or by adding “good” ingredients (such as Omega-3s and plant sterols), or a combination of both.

Our primary growth strategy has three components: (1) maintain strong profitability in our core spreads and grocery categories with Smart Balance® and Bestlife™, (2) use the core products' profitability to fund our innovation growth platforms - Glutino®, Earth Balance®, and Smart Balance® Milk - through new product introductions, innovation, and distribution gains, and (3) leverage our health and wellness platform by acquiring new brands and new technologies.

In order to maintain strong profitability in our core spreads and grocery categories, we aim to increase our innovation in spreads and grocery through additional products, while leveraging our marketing spending across categories. The profit generated by our core spreads and grocery categories, allow us to invest in our growth platforms - Glutino®, Earth Balance® and Smart Balance® Milk. These brands give us a broad platform with which to introduce new products and create further innovations in the functional foods category such as the recent introduction of Smart Balance® spreadable butter. Glutino is expected to grow through distribution gains at retail and product innovation, and increase profitability by manufacturing and supply chain efficiencies. Earth Balance®, the company's dairy-free, vegan brand, is expected to grow through distribution gains at retail and product innovation. Smart Balance® Milk is an important part of our growth plan. Centered on the high purchase frequency of the milk category, we believe success in expanding in the dairy aisle will be a key driver toward our growth goals. Finally, we plan to continue to seek out and selectively pursue acquisition opportunities of attractive brands and technologies in the health and wellness space.

Sales and Distribution

We sell products in all 50 states. We also sell Glutino® and Gluten-Free Pantry® products in Canada as well as in the U.S., and sell Earth Balance® spreads in select markets in Canada. A majority of our products are sold through supermarket chains and food wholesalers. Since September 2007, we have utilized Acosta, Inc. ("Acosta") as our primary national sales agency in the US grocery and mass market channels. We also utilize sales representatives in Canada. We utilize Presence Marketing, Inc. ("Presence") as our national sales agency for our Earth Balance®, Glutino® and Gluten-Free Pantry® products in natural channels and for Earth Balance® soy milk in all channels, and we utilize Natural/Specialty Sales LLC ("NSS"), an affiliate of Acosta, as our national agency for Glutino® and Gluten-Free Pantry® products in the conventional channel. Additionally, a small portion of our products are sold through independent food and beverage distributors.

Through Acosta, Presence, NSS and our internal regional sales managers in the U.S., we work with each distributor and retailer to ensure that our products are effectively distributed and promoted. We employ periodic in-store promotions that can include informational materials about our products, sale pricing, store advertising, product sampling and product displays to generate consumer interest in our products.

We use third party distributors and a network of public warehouses to deliver product from our manufacturers to our customers.

Our largest customer in 2011 in terms of sales revenue was Wal-Mart Stores, Inc., accounting for approximately 18% of sales dollars. No other single customer accounted for more than 10% of our sales revenues in 2011.

Marketing

Our marketing efforts are designed to increase consumer awareness of and demand for our products. We employ a broad mix of marketing, including advertising (television, online and print), coupons, in-store product sampling, consumer and trade events and recipe and food plans. We use television advertising to reach a larger number of target consumers. We use online resources, including social media sites, to communicate with consumers. While we are not currently employing magazines in our media strategy, we have in the past and may do so again in the future. We use coupons (freestanding insert newspaper, store register, on-pack, online and direct mail coupons) to help stimulate product trial and repeat purchases by providing consumers with economic incentives.

We believe that an effective marketing tool is the dissemination of educational information through events and our websites explaining the nutritional qualities of our products. We have devoted portions of our website to interactive communities designed to promote consumer dialogue about the nutritional values of our products and suggestions for their use. In addition, there is a separate access for healthcare professionals to understand the functional benefits of our products toward a heart healthier diet. Our sales and marketing team gathers information and feedback from consumers and retailers to enable us to better meet changing consumer needs. We provide access to consumer service representatives through our toll free number to answer questions and educate consumers on nutrition, new products and developments.

Manufacturing

We primarily outsource manufacturing of our products to third-party co-packers. We do not own or operate any manufacturing facilities, other than a manufacturing facility that we lease and operate located in Quebec, Canada that produces some of Glutino's gluten-free products. Outsourcing is designed to allow us to enhance production flexibility and capacity, leverage working capital, and focus our energy and resources on marketing and sales, while substantially avoiding capital expenditures and the complication of managing a production work force. Our buttery spreads are produced by two manufacturers, one of whom has multiple locations. Our enhanced milk products have regional suppliers. Most of our other products are each supplied by a separate sole source. We believe our manufacturers have the capacity to fulfill our production needs. We will monitor capacity, service and costs and will qualify alternative sources of supply as needed. The acquisition of Glutino in August represented a change in our outsourcing model, since Glutino has a manufacturing facility in Quebec, Canada. We believe that this facility gives Glutino a strategic advantage because it is one of only a few facilities in North America which exclusively manufactures gluten-free products.

Most of our raw materials are commodities that are broadly available from multiple sources. Key raw materials used for our products are vegetable oils, milk, peanuts, and rice. We maintain varying positions in key raw materials from time to time to stabilize supply and price as appropriate.

Our functional food manufacturers supply products to us at a price equal to the cost of ingredients and certain packaging plus a contracted toll charge. We work with these manufacturers to source high quality ingredients at attractive pricing. We also negotiate certain commodities and packaging costs directly with the suppliers. Most of our third party manufacturers of Glutino's gluten-free products supply products to Glutino at a negotiated price on a per-order basis. We bear all freight costs associated with shipping finished products.

We provide proprietary formula and processing information for our functional food products to our manufacturers. We receive production reports, quality control reports and samples from product runs from these manufacturers. In addition, our research and development and quality control personnel visit each manufacturing facility for our functional food products on a regular basis to ensure compliance with good manufacturing practices. Glutino also employs a quality control system with respect to its gluten-free products. In addition to standard quality control procedures, specific testing is performed at both internal and external laboratories to ensure the gluten-free status of Glutino's gluten-free products .

Competition

The food and beverage industry is highly competitive and numerous multinational, regional and local firms currently compete, or are capable of competing, with us. Our products compete with branded products as well as generic and private-label products of food retailers, wholesalers and cooperatives. We compete primarily on the basis of product quality, ability to satisfy specific customer need states (including gluten-free needs), brand recognition, brand loyalty, service, marketing, advertising, patent protections and price. Some competitors may have different profit or strategic objectives than we do. Substantial advertising and promotional expenditures are required to maintain or improve a brand's market position or to introduce a new product. Our largest principal competitors are Unilever, ConAgra Foods, Dean Foods and Land O' Lakes, each of whom has substantially greater market presence, longer operating histories, better distribution, and greater financial, marketing, capital and other resources than we do. In addition, Glutino has many competitors which focus their efforts on offering gluten-free and allergen-free products including Food for Life, Nature's Path, Mary's Gone Crackers, Enjoy Life, Pamela's Gluten Free, Rudi's Gluten-Free, French Meadow Bakery, Udi's Gluten Free Foods, Schär and Kinnikinnick. In addition, most major foods companies also offer a variety of gluten-free products including Amy's Gluten Free, Snyder's, Blue Diamond Gluten-Free, Bob's Red Mill Gluten-Free and Food Should Taste Good which was recently acquired by General Mills. Our competitors may also introduce new products or reformulate existing products that may appeal to our consumers. A couple of years ago, some of our competitors in the spreads category reformulated most of their products to remove partially hydrogenated oils. Removal of partially hydrogenated oils has minimized our competitive advantage in the spreads category of comparing trans fat levels, which was one advantage featured in our marketing programs in 2009 and 2010.

Intellectual Property

In 1996, GFA Brands, Inc. (“GFA”), with whom we merged in 2007, licensed technology from Brandeis University (“Brandeis”) relating to the use of a balanced proportion of saturated and polyunsaturated fatty acids from one or more vegetable oil sources for incorporation in food products to increase HDL and the HDL/LDL cholesterol ratio. Approximately 64% of our sales in 2011 were dependent upon this licensed, patented technology. Our agreement with Brandeis provides us with an exclusive license to this technology, which includes the following patents and applications:

•	Patent No. 5,578,334 (US) - increasing the HDL level and the HDL/LDL ratio in human serum with fat blends;

•	Patent No. 5,843,497 (US) - increasing the HDL level and the HDL/LDL ratio in human serum by balancing saturated and polyunsaturated dietary fatty acids;

•	Patent No. 5,874,117 (US) - blends of palm fat and corn oil provide oxidation-resistant shortenings for baking and frying;

•	Patent No. 6,630,192 (US) - increasing the HDL level and the HDL/LDL ratio in human serum by balancing saturated and polyunsaturated fatty acids;

•	Patent No. 7,229,653 (US) - increasing the HDL level and the HDL/LDL ratio in human serum by balancing saturated and polyunsaturated dietary fatty acids.

•	Patent No. 2,173,545 (Canada) - increasing the HDL level and the HDL/LDL ratio in human serum by balancing saturated and polyunsaturated dietary fatty acids; and

•
Patent No. EP 0 820 307 B1 (Germany, France, Great Britain, Netherlands and Sweden) - increasing the HDL level and the HDL/LDL ratio in human serum by balancing saturated and polyunsaturated dietary fatty acids.

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

We have also acquired certain rights to various other technologies developed for us by Brandeis University and Perlman Consulting, LLC, primarily relating to the stabilization or other enhancement of functional ingredients that could be used in one or more of our products. We are required to pay up-front fees, royalties, patent expenses, or a combination of the foregoing, depending on the rights obtained. Generally, for licensed rights, we pay royalties based on net sales of products covered by the licensed technology as well as patent-related expenses. Our license agreements also permit us to sub-license the underlying technologies to third parties provided that we pay a portion of the sub license fees to Brandeis University or Perlman Consulting, LLC, as applicable.

In total, royalty expense was $1.1 million in 2011, of which $0.8 million was related to our spreads business. In 2010, royalty expense was $1.4 million in total, of which $1.1 million was related to our spreads business.

In addition, our total research and development expenses during the last three years were approximately $0.8 million in 2011, $0.6 million in 2010 and $0.9 million in 2009.

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

Many dairy products, such as our enhanced milk, are highly regulated by various federal and state agencies. These regulations include laws concerning restrictions on product labeling, offering sizes and couponing activities and laws regarding minimum markup requirements. We have been, and likely will be, required to modify these product offerings and certain activities related thereto to comply with the many different regulatory rules and standards. Our operations and products are also subject to foreign and provincial regulation and oversight by governmental agencies in the countries in which we operate, including the Canadian Food Inspection Agency and the Ministry of Agriculture in Canada, which regulate the processing, packaging, storage, distribution, advertising and labeling of the products we manufacture, including food safety standards. We have been, and we may be, required to alter certain products to comply with foreign or other regulatory standards.

We are also subject to the Lanham Act; state consumer protection laws; federal, state and local workplace health and safety laws; various federal, state and local environmental protection laws; and various other federal, state and local statutes and regulations applicable to the production, sale, safety, advertising, labeling and ingredients of food products. Glutino's manufacturing facilities are also subject to inspection by Canadian federal, provincial and local authorities.

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

Employees

Because we primarily outsource the production and distribution of our products as well as certain selling activities, we have a small number of employees. As of December 31, 2011, we had 203 full and part time employees, of which 134 were employed by Glutino. We have no unionized employees. Functions performed by our employees include general management; sales, marketing and customer service; operations, quality control/quality assurance and research and development; finance and accounting; and legal and investor relations. A majority of the Glutino employees are engaged in manufacturing.

Background

We were incorporated in Delaware on May 31, 2005 under the name Boulder Specialty Brands, Inc. in order to serve as a vehicle for the acquisition of a then-unidentified operating business and/or brand in the consumer food and beverage industry.

On May 21, 2007, we completed a merger with GFA, which owned and marketed the Smart Balance® line of products, among others. GFA became our wholly-owned subsidiary and is currently one of our operating entities. After the merger, the Boulder Specialty Brands, Inc. corporate name was changed to Smart Balance, Inc. (“Smart Balance”, the “Company”, or the “company”). Pursuant to the merger agreement with GFA, we paid an aggregate of $491 million in cash as merger consideration. The cash consideration for the merger was funded with cash from our December 2005 initial public offering, the proceeds of a private placement and secured debt financings.

On August 3, 2011, we acquired Glutino. In the acquisition, Glutino became our wholly-owned subsidiary and is currently one of our operating entities. Pursuant to the share purchase agreement for the Glutino acquisition, we paid an aggregate of $66.3 million in cash consideration. The cash consideration for the merger was funded with borrowings under our revolving credit facility.

Company Website and SEC Filings

Our corporate website is www.smartbalance.com. We also maintain a number of websites dedicated to certain of our brands, including www.glutino.com, www.earthbalancenatural.com and www.thebestlife.com. The information on these websites is not incorporated by reference in this annual report on Form 10-K.

All of our filings with the Securities and Exchange Commission (the “SEC”) can be accessed through our corporate website promptly after filing; however, in the event that the website is inaccessible, we will provide paper copies of our most recent annual report on Form 10-K, the most recent quarterly report on Form 10-Q, current reports filed or furnished on Form 8-K and all related amendments, excluding exhibits, free of charge upon request. These filings are also accessible on the SEC's website at www.sec.gov.

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

Approximately 53% of our revenues for the year ended December 31, 2011 resulted from sales of our Smart Balance® buttery spreads products, which we expect will continue to be a large percentage of sales in the future. We cannot be certain that we will be able to continue to commercialize our products or that any of our products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect continued market acceptance and profitability of Smart Balance® buttery spreads products:

•	the introduction of competitive products into the functional food market;

•	the level and effectiveness of our sales and marketing efforts;

•	continued or accelerating decline in the buttery spreads category, particularly the premium segment of the buttery spreads category;

•	any unfavorable publicity regarding buttery spread products or similar products;

•	litigation or threats of litigation with respect to these products;

•	the price of the product relative to other competing products;

•	price increases resulting from rising commodities costs;

•	any changes in government policies and practices related to our products and markets;

•	regulatory developments affecting the manufacture, marketing or use of these products;

•	new products or technologies which effectively render our buttery spreads products obsolete;

•	new science or research which undermines the efficacy of our buttery spreads products; and

•	adverse decisions or rulings limiting our ability to promote the benefits of our buttery spreads products and technology.

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

A limited number of supermarket chains and food wholesalers account for a substantial portion of our revenues. Smart Balance's ten largest customers accounted for approximately 60% of sales in 2011. Our largest customer is Wal-Mart Stores, Inc., which accounted for approximately 18% of our sales in 2011. There can be no assurance that our customers will continue their relationships with us. In addition, there is no assurance that our customers will not reduce our shelf space, continue to carry the same number of our products, charge us more for shelf space or shelve our new products. A significant reduction or loss in purchase volume from Wal-Mart Stores, Inc. or other major customers could have a material adverse effect on Smart Balance's business, results of operations and financial condition.

We are dependent on third-party manufacturers to manufacture all of our spreads and other products (other than certain of Glutino's gluten-free products), and the loss of a manufacturer or the inability of a manufacturer to fulfill our orders or to maintain the quality of our products could adversely affect our ability to make timely deliveries of product or result in product recalls.

We are dependent on third parties to manufacture all of our spreads and other products (other than certain of Glutino's gluten-free products). The ability of any of our manufacturers to produce our products could be affected by catastrophic events. We currently rely on and may continue to rely on two manufacturers to produce all of our spreads. If either manufacturer were unable or unwilling to produce sufficient quantities of our products in a timely manner or renew contracts with us, we would have to identify and qualify new manufacturers, which we may be unable to do. As we expand our operations, we may have to seek new manufacturers and suppliers or enter into new arrangements with existing ones. However, only a limited number of manufacturers may have the ability to produce a high volume of our products, and it could take a significant period of time to locate and qualify such alternative production sources. In addition, we may encounter difficulties or be unable to negotiate pricing or other terms as favorable as those we currently enjoy.

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

Our functional food manufacturers are required to maintain the quality of our products and to comply with our Product Manual specifications and requirements for certain certifications. In addition, our manufacturers are required to comply with all federal, state and local laws with respect to food safety. However, there can be no assurance that our manufacturers will continue to produce products that are consistent with our standards or in compliance with applicable laws, and we cannot guarantee that we will be able to identify instances in which our manufacturers fail to comply with our standards or applicable laws. We would have the same issue with new suppliers. We have occasionally received, and may from time to time receive, shipments of products that fail to conform to our standards. The failure of any manufacturer to produce products that conform to our standards could materially and adversely affect our reputation in the marketplace and result in product recalls, product liability claims and severe economic loss.

The manufacturing formulas for some of Glutino's gluten-free products are owned by third parties, not by us. The loss of Glutino's ability to access these formulas could adversely affect Glutino's ability to continue to offer these products.

Glutino does not own the manufacturing formulas for all of its gluten-free products. Certain of these formulas are owned by third parties, including our manufacturers. If Glutino loses its ability to access any of these formulas for any reason (including because a manufacturer that owns a formula becomes unwilling or unable to supply sufficient quantities of products in a timely manner), we may need to re-create the formula or develop a new one. This process may be time-consuming, and there can be no assurance that we would be successful in accurately re-creating the formula, developing a new formula or continuing to offer the product.

Our business model relies heavily on the skill set, experience, industry knowledge and industry contacts of our executive management team. The departure of one or more members of our executive management team could be disruptive and could have a material adverse effect on our business.

The business model we operate requires specialized skill sets to operate and manage both internal and external teams and operating entities in an efficient coordinated effort. There is a limited available talent pool for these skill sets. If we experience turnover in our executive management ranks there can be no assurance that we can smoothly transition replacements in a timely and efficient manner. Unique skill sets and industry contacts may be difficult or in some instances impossible to duplicate. In addition, historically a significant portion of our senior management's compensation has consisted of stock options. The stock options previously granted to our senior management are currently significantly under water, meaning that the exercise prices of these options are greater than the current market value of our common stock. In early 2012, the compensation committee approved new equity arrangements and severance arrangements for our senior management in large part to minimize the decreased financial incentive associated with the under water options that could cause members of management to seek employment elsewhere. While we believe that these actions have helped to minimize the risk that management may seek employment elsewhere, this risk cannot be eliminated and no assurance can be given that we will not experience management turnover. Disruption to our organization as a result of executive management turnover may have a detrimental impact on our ability to maintain our business performance on a consistent level and could have a material adverse effect on our business, financial condition, results of operations, and liquidity.

We rely on Acosta, Inc. to act as our primary sales agent for a significant portion of our products and there could be significant disruption in our ability to sell products to our customers for the majority of our sales if our relationship was terminated.

Acosta, Inc. is the largest sales agency in the U.S. and represents a significant portion of our product line to thousands of supermarkets and food stores. Our agreement with Acosta is terminable by either us or Acosta after satisfaction of a short notice period. The termination of our agreement would require us to seek other sales agents, likely causing significant disruption to our business, and could affect our relationships with our customers.

Changes in consumer preferences and discretionary spending may have a material adverse effect on our revenue, results of operations and financial condition.

The food processing industry in general, and the functional food and need-state specific industries (including the gluten-free industry) in particular, are subject to changing consumer trends, demands and preferences. Trends within the functional food and gluten-free industries change often and our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced demand and price reductions, and could have a material adverse effect on our business, results of operations and financial condition. These changes might include consumer demand for new products or formulations that include health-promoting ingredients. In 2011, our competitors increased prices (particularly in the spreads category) and we have followed with price increases as well. As consumers become increasingly price sensitive, there can be no assurance that these pricing actions will not result in a loss to us of consumers and market share or that we will be able to maintain our sales volumes as prices increase. Our success depends, in part, on our ability to anticipate the tastes and dietary habits of consumers and to offer products that appeal to their needs and preferences on a timely and affordable basis.

Our business depends on our ability to protect our intellectual property effectively. Our inability to protect our intellectual property could harm the value of our brands and adversely affect our business.

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

Pursuing legal remedies against persons infringing on our patents or otherwise improperly using our proprietary information is a costly and time-consuming process that would divert management's attention and other resources from the conduct of our business, which could cause delays and other problems with the marketing and sales of our products, as well as delays in deliveries. We have commenced legal actions against third parties infringing on the patents in the past, currently have litigation pending against multiple defendants alleging patent infringement, and may commence similar legal actions in the future. In these legal actions, defendants are permitted to raise issues like prior art which could have the impact of invalidating or limiting the claims of our owned or licensed patents which may cause harm to our image, brand or competitive position.

We rely on a combination of common law trademark rights, U.S. and Canadian federal registration rights, and trade secret laws to protect our proprietary rights. There can be no assurance that we will be able to enforce our trademark rights for current products or register trademarks or obtain common law trademark rights using “Smart Balance”, “Earth Balance”, “Bestlife”, “Glutino” or "Gluten-Free Pantry" for any new product lines we may introduce. The inability to have the exclusive right to use these terms in new product names could weaken our ability to create strong brands in existing and new product categories. We are currently involved in several trademark opposition proceedings involving the registration of the Smart Balance mark in new categories. Adverse outcomes in one or more of these proceedings may hamper our ability to expand into desired categories as part of our overall growth plan.

In addition, in 2007, three parties filed Oppositions to European Patent No. 820,307 relating to increasing the HDL level and the HDL/LDL ratio in Human Serum by Balancing Saturated and Polyunsaturated Dietary Fatty Acids. We recently received a written decision of the panel which ruled against the Company. We have filed an appeal. We believe that neither this proceeding, nor its outcome, will have a material adverse effect on our current business.

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

To the extent that we have registered our trademarks in foreign jurisdictions where our products are or may be sold, the protection available in such jurisdictions may not be as extensive as the protection available in the United States. Additionally, we may be unable to register the “Smart Balance”, “Earth Balance”, “Bestlife”, “Glutino” or "Gluten-Free Pantry" trademarks for the products that we may want to sell in certain markets, which could adversely affect our ability to expand into any such countries.

If we fail to meet our obligations under our principal license agreement with Brandeis University, we may lose our rights to key technologies on which our business depends.

Approximately 64% of our sales for the year ended December 31, 2011 were dependent upon our principal license of certain technology from Brandeis University. The licensed technology covers all Smart Balance® spreads and popcorn, all Earth Balance® spreads and shortenings, BestlifeTM spreads and sticks and Nucoa® spreads and sticks. The license agreement imposes obligations upon us, such as payment obligations and obligations to diligently pursue the development of commercial products under the licensed patents. If the licensor believes that we have failed to meet our obligations under the license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation, our ability to continue to sell existing products and to carry out the development and commercialization of potential products or sub-license the technology could be materially adversely affected. It is difficult to accurately quantify the economic impact on us if we defaulted under our license agreement except to conclude that our ability to continue our business could be severely adversely affected.

The expiration of our rights under the principal license agreement with Brandeis University may result in the loss of one of our key competitive advantages in the buttery spreads category, which could result in a material adverse effect on revenue and spreads volume.

The exclusive rights granted to the Company under the principal license agreement with Brandeis are set to expire upon the expiration of the term of the subject patent rights. Accordingly, in the US, the rights granted to the Company under the license agreement will expire in April of 2015. Following the expiration of these rights, the Company's ability to maintain market share in the spreads category will be largely dependent on overall brand strength, marketing efforts and development of new technologies and failure to do so effectively could have a material adverse effect on our financial performance and condition.

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

Fluctuations in various food and supply costs as well as increased costs associated with product processing and transportation could materially adversely affect our operating results.

Both we and our manufacturers obtain most of the key ingredients used in our products from third-party suppliers. As with most food products, the availability and cost of raw materials used in our products can be significantly affected by a number of factors beyond our control, such as general economic conditions, growing decisions, government programs (including government programs and mandates relating to ethanol), weather conditions such as frosts, drought, and floods, and plant diseases, pests and other acts of nature. Because we do not control the production of raw materials, we are also subject to delays caused by interruptions in production of raw materials based on conditions not within our control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions, natural disasters, palm oil sustainability issues and boycotts of products or other catastrophic events. There can be no assurance that we or our manufacturers will be able to obtain alternative sources of raw materials at favorable prices, or at all, should there be shortages or other unfavorable conditions. In some instances, we enter into forward purchase commitments to secure the costs of projected commodity requirements needed to produce our finished goods. These commitments are stated at a firm price, or as a discount or premium from a future commodity price and are placed with our manufacturers or directly with ingredient/packaging suppliers. There can be no assurance that our pricing commitments will result in the lowest available cost for the commodities used in our products.

In addition, energy is required to process and produce our products. Transportation costs, including fuel and labor, also impact the cost of manufacturing our products. These costs fluctuate significantly over time due to factors that may be beyond our control.

Our inability or our manufacturers inabilities to obtain adequate supplies of raw materials for our products or energy at favorable prices, or at all, as a result of any of the foregoing factors or otherwise, could cause an increase in our cost of sales and a corresponding decrease in gross margin, or cause our sales and earnings to fluctuate from period to period. Such fluctuations and decrease in gross margin could have a material adverse effect on our business, results of operations and financial conditions. There is no assurance that we would be able to pass along any cost increases to our customers.

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

We are highly dependent upon consumers' perception of the safety, quality and possible dietary benefits of our products. As a result, substantial negative publicity concerning one or more of our products or other foods and beverages similar to or in the same food group as our products could lead to a loss of consumer confidence in our products, removal of our products from retailers' shelves and reduced sales and prices of our products. Product quality issues, actual or perceived, or allegations of product contamination, even when false or unfounded, could hurt the image of our brands and cause consumers to choose other products. Further, any product recall, whether our own or by a third party within one of our categories, whether due to real or unfounded allegations, could damage our brand image and reputation. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

If we conduct operations in a market segment that suffers a loss in consumer confidence as to the safety and quality of food and beverage products, our business could be materially adversely affected. The food industry has recently been subject to negative publicity concerning the health implications of genetically modified organisms, obesity, trans fat, diacetyl, artificial growth hormones and bacterial contamination, such as salmonella and aflatoxin. Developments in any of these areas including, but not limited to, a negative perception about our proprietary formulations, could cause our operating results to differ materially from expected results. Any of these events could harm our sales and our operating results, perhaps significantly.

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

The Company's performance may be adversely affected by economic and political conditions in the U.S. and abroad.

The Company's performance is affected by economic and political conditions in the United States and abroad. Such conditions and factors include changes in applicable laws and regulations, including changes in food and drug laws, accounting standards, taxation requirements and environmental laws. Other factors impacting our operations include recessionary conditions, the performance of businesses in hyperinflationary environments, terrorist acts and political unrest. Such changes could materially and adversely affect our business and results of operations and financial condition. In addition, unfavorable general economic conditions could affect the affordability of, and consumer demand for, some of our products. Under difficult economic conditions, consumers may seek to reduce discretionary spending by foregoing purchases of our products or by purchasing lower-priced alternatives from our competitors. The prices of our key commodities inputs, such as palm oil, soybean oil and milk, could fluctuate greatly as a result of economic and political factors.

Foreign currency fluctuations could adversely affect our business.
We do business in Canada and also have third-party manufacturers located outside the U.S., and, as such, are subject to the risk of foreign currency fluctuations as it pertains to the receipt and payment of foreign currencies into or out of U.S. dollars. In some instances, we enter into foreign exchange contracts to hedge against currency risks. However, with or without hedging, currency fluctuations could have an adverse affect on our business.

We may fail to realize the revenue enhancements and other benefits expected from our acquisition of Glutino.

On August 3, 2011, we purchased Glutino, a manufacturer and marketer of gluten-free products. The success of the acquisition will depend, in part, on our ability to successfully integrate the Glutino business into our company. If we are not able to achieve this objective within the anticipated time frame, or at all, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected and our business may be adversely affected. In addition, efforts to integrate the Glutino business into our company may also divert management attention and resources. Specifically, issues that may arise in connection with integrating the Glutino business include, among other things:

•    integrating certain distribution, marketing and promotion activities and information systems;
•    conforming Glutino standards, controls, procedures and accounting and other policies to our own;
•    consolidating corporate and administrative infrastructures;

•	consolidating Glutino's manufacturing facilities located in Quebec, Canada into one facility, and making related capital expenditures, for purposes of improving efficiency;
•    retaining key management;
•    retaining existing Glutino customers and attracting new customers; and

•	making any necessary modifications to the Glutino operating control standards to comply with the Sarbanes- Oxley Act of 2002 and the rules and regulations promulgated thereunder.

In addition to the integration issues identified above, our ability to realize the revenue enhancements and other benefits expected from our acquisition of Glutino is dependent on the continued stability and future growth of the market for gluten-free products. If the demand for gluten-free products declines, or does not continue to increase in the long-term (including as a result of increased competition), our results of operations may be adversely affected.

Our purchase of Glutino involves the risks of entering into new lines of business where we have no prior experience and operating a business outside of the United States for the first time.

Through our purchase of Glutino we entered into a new line of business of gluten-free products, including snack foods, frozen baked goods, frozen entrees, bread and baking mixes. Prior to this acquisition, we had no experience in the gluten-free business or with any of such product lines. We have no prior manufacturing experience and may not have the requisite experience to manage and operate Glutino's manufacturing facilities successfully. In addition, our business has historically operated almost entirely in the United States. Glutino's principal manufacturing operations, however, are based in Canada. Moreover, prior to the acquisition of Glutino, we had no experience operating a manufacturing facility. Our failure to successfully operate the gluten-free business may have a material adverse effect on our results of operations.

A natural or other disaster at Glutino's manufacturing facilities could cause substantial delays in Glutino's operations, damage Glutino's manufacturing equipment, and cause Glutino to incur additional expenses, any of which could have a material adverse effect on our business, results of operations and financial condition.

Glutino has manufacturing facilities located in Quebec, Canada, at which it manufactures certain of its gluten-free products.  Glutino is in the process of consolidating these manufacturing facilities into a single location.  A natural or other disaster, such as a fire or flood, at this location could cause substantial delays in Glutino's operations, damage or destroy Glutino's manufacturing equipment, and cause Glutino to incur additional expenses, any of which could have a material adverse effect on our business, results of operations and financial condition.  Furthermore, the insurance that Glutino maintains may not be adequate to cover its losses in the event of such an incident.

The Glutino business does not have agreements with most of its co-packers, and several Glutino products are produced through single co-packers, many of which are located in foreign countries.

Our ability to attract and maintain effective relationships with our co-packers for the production and delivery of Glutino's products is important to achieving success within various distribution areas. Glutino does not have agreements in place with most of its co-packers, and its co-packers may terminate their arrangements with Glutino at any time, in which case we could experience disruptions in our ability to deliver Glutino products to our customers. We may not be able to maintain our relationships with current co-packers or establish satisfactory relationships with new or replacement co-packers, whether in existing or new geographic distribution areas. In addition, several Glutino products are developed with the assistance of a single co-packer. The failure to establish and maintain effective relationships with co-packers could increase our costs for Glutino products and thereby materially reduce profits realized from the sale of Glutino products. In addition, poor relations with any of our co-packers could adversely affect the amount and timing of Glutino products delivered to our distributors for resale, which would in turn adversely affect our revenues and financial condition.

Many of our single-source co-packers are located outside of the United States. Our contractual arrangements with these co-packers may be more difficult to enforce in the jurisdictions in which these co-packers are located. Also, it is generally more difficult for us to manage the delivery of inventory from these co-packers, due to their location in foreign countries. Finally, the occurrence of economic changes, political unrest or other significant events in the countries in which these co-packers are located could adversely affect the amount and timing of Glutino products delivered for resale, or force us to seek alternative co-packing arrangements.

Failure of our internal control over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Our acquisition of Glutino and other companies with procedures not identical to our own could place significant additional pressure on our system of internal control over financial reporting. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and a decline in the market price of our common stock.

The market price and trading volume of our common stock may be volatile.

The market price of our common stock could fluctuate significantly for many reasons, including reasons not specifically related to our performance, such as industry or market trends, reports by industry analysts, investor perceptions, actions by credit rating agencies, negative announcements by our customers or competitors regarding their own performance or actions taken by our competitors, as well as general economic and industry conditions. For example, to the extent that other companies within our industry experience declines in their stock price, our stock price may decline as well. Our common stock price is also affected by announcements we make about our business, analyst reports related to our company, changes in financial estimates by analysts, rating agency announcements about our business, and future sales of our common stock, among other factors. Our stock price may also be affected by fluctuations in the market share of our products. In addition, if we fail to successfully integrate Glutino or our integration of Glutino takes longer than anticipated, our stock price may be adversely affected. As a result of these factors, investors in our common stock may not be able to resell their shares at or above the price at which they purchase our common stock. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.
In addition, the market for our common stock is not as large as the market for the common stock of some other public companies, including public companies in the food and beverage industry. As of December 31, 2011, we had approximately 59 million shares of common stock outstanding. Our shares of common stock may be sporadically and/or thinly traded. This may cause you to have difficulty in gaining liquidity in your shares. Also, as a consequence of this lack of liquidity, the trading of relatively small quantities of shares of common stock by our stockholders may disproportionately influence the price of those shares in either direction. This may result in volatility in our stock price and could exacerbate the other volatility-inducing factors described above.

Risks Related to the Food and Beverage Industries

Our business operations may be subject to numerous laws and governmental regulations, including laws and regulations relating to climate change, exposing us to potential claims and compliance costs that could adversely affect our operations.

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

Our operations are also subject to foreign and provincial regulation and oversight by governmental agencies in the countries in which we operate, including the Canadian Food Inspection Agency and the Ministry of Agriculture in Canada, which regulate the processing, packaging, storage, distribution, advertising and labeling of the products we manufacture, including food safety standards.

We are also subject to numerous other laws and regulations, including laws and regulations relating to competition, product safety, the protection of the environment, and employment and labor practices, and the production, distribution and sale of many of our products are subject to, among others, the Lanham Act, state consumer protection laws, the Occupational Safety and Health Act, various environmental statutes, as well as various state and local statutes and regulations. Our manufacturing facilities are also subject to inspection by Canadian federal, provincial and local authorities.

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

The growth of our business will rely on our ability to successfully introduce products in numerous new categories and distribution channels. For example, we have expanded Smart Balance presence in the dairy category with enhanced milks. The milk industry is highly regulated at the national, state and local levels and requires significant compliance and reporting activities. In addition, through our acquisition of Glutino we have expanded our product offerings into the gluten-free market, including snack foods, frozen baked goods, frozen entrees and baking mixes. If we fail to comply with applicable laws and regulations, including future laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on our business, financial condition, results of operations or liquidity.

We could also be affected by climate change and any regulations implemented to address such concerns. There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions as a result of changing weather patterns could limit availability or increase the cost of key agricultural commodities. We are a large user of palm oil and could be affected by sustainability issues related to rain forests and the impact this would have on palm oil production. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt suppliers or impact demand for our products. In addition, public and governmental expectations or demands for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs.

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

We are also heavily dependent on our third party manufacturers for compliance with sound and lawful production of all of our products (other than certain of the gluten-free products we acquired as part of the Glutino acquisition). In addition, we have no experience directly overseeing manufacturing facilities and we will need to maintain facilities for certain of our Glutino products that are safe and comply with regulatory requirements. Therefore, even if we have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our business, results of operations, liquidity, financial condition and brand image.

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

The food and beverage industry has been subject to a growing number of claims, including class action lawsuits based on the nutritional content of food products as well as disclosure and advertising practices. We are currently facing and in the future may continue to face these types of claims and proceedings and, even if we are successful in defending these claims, publicity about these matters may harm our reputation and adversely affect our results. In addition, suits against our competitors can harm our business. These types of class action lawsuits can also make it more difficult for us to market our products, by restricting our ability to differentiate the functional food aspects of our products from other products on the market. Furthermore, the defense of class action lawsuits can result in significant costs, which are often times not covered by insurance, can be time consuming and can divert the attention of management from other matters relating to our business.

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

Furthermore, there is a trend among retailers in the grocery industry to reduce the overall number of products offered in their stores, which further increases competition for shelf space and makes it more difficult for us to keep existing products on the shelf and introduce new products with these retailers. Even if we do obtain shelf placement, our new and existing products may fail to achieve the sales expectations set by our retailers, potentially causing these retailers to remove our products from the shelf.

In order to obtain and keep shelf placement for our products, we may need to increase our marketing and advertising spending in order to create consumer awareness, protect and grow our existing market share or to promote new products, which could impact our operating results. The inability to stay current with functional foods and gluten-free trends through new products could materially adversely affect our business performance.

Changes in retail distribution arrangements and the trend toward less products stocked at retail can result in the loss of retail shelf space and disrupt sales of food or beverage products, which could cause our sales to fall.

From time to time, retailers change distribution centers that supply some of their retail stores or change sales agencies that are responsible for stocking and maintaining food and beverage products in parts of their stores. If a new distribution center has not previously distributed our products in that region or if a sales agency is not familiar with our products, there will be a delay in a distribution center's ability to begin distributing new products in its region or to arrange for a sales agency to represent and stock our products. If we do not get approval to have our products offered in a new distribution region or if getting this approval takes longer than anticipated, our operating results may suffer. Likewise, if we cannot establish a relationship with a sales agent to stock food or beverage products in one or a number of stores or if we temporarily lose shelf space during the time it takes to do so, our sales may decline. In addition, the trend by retailers of reducing the number and inventory of items in stock and on shelf can lead to loss of sales and less availability of our products to consumers.

The food industry is highly competitive and we compete with many companies who have greater resources than us.

The food industry is highly competitive and numerous multinational, regional and local firms currently compete, or are capable of competing, with us. Our products compete with branded products as well as generic and private-label products of food retailers, wholesalers and cooperatives. We compete primarily on the basis of product quality, ability to satisfy specific consumer need states (including gluten-free needs), brand recognition, brand loyalty, service, marketing, advertising, patent protections and price. Some competitors may have different profit or strategic objectives than we do. Substantial advertising and promotional expenditures are required to maintain or improve a brand's market position or to introduce a new product. Our largest principal competitors are Unilever, ConAgra Foods, Dean Foods and Land O' Lakes, each of whom have substantially greater market presence, longer operating histories, better distribution, and greater financial, marketing, capital and other resources than us. In addition, Glutino has many competitors in the gluten-free market. Our ability to gain or maintain market share may be limited as a result of actions by competitors or by the limited advertising and promotional resources available to us.

Risks Relating to Our Secured Debt Financing

Our ability to service our debt may be limited, which could force us to reduce or delay advertising and promotional expenditures, restructure our indebtedness or seek additional equity capital.

As of December 31, 2011, we had outstanding approximately $103 million of secured debt. The level of our indebtedness could have important consequences to our stockholders, including:

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

Our ability to pay interest and principal on the secured debt financing will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. In addition, due to the unprecedented weakness in the U.S. economy, our ability to pay interest and principal on the secured debt financing may depend on our customers' financial stability and their ability to pay us for their purchases in a timely fashion, or at all. Any significant default or delay in our customers' payments could result in our inability to pay interest and principal on the secured debt financing in a timely fashion.

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

As of December 31, 2011, we had outstanding approximately $103 million of secured debt. Any event of default could require the early repayment of the secured debt financing in whole or in part together with accrued interest on the outstanding principal balance of the secured debt financing and any other applicable penalties, including a default interest rate. If, prior to the maturity date, we are required to repay the secured debt financing in full, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the secured debt financing, and other applicable penalties, when required, our lenders could commence legal action against us to recover the amounts due. Any such action would be materially harmful to us and could require us to curtail or cease operations.

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

Our failure to comply with the covenants described above could result in an event of default under the secured debt. See Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding December 31, 2011 that remain unresolved.

Item 2. Properties

Our corporate headquarters are located at 115 West Century Road - Suite 260, Paramus, New Jersey 07652 and our telephone number is (201) 568-9300. We have two leases in place at this location. The initial term of the primary lease for our corporate headquarters expires May 31, 2015 and we have two options to extend for additional five-year terms. In 2009, we leased an adjacent business suite at the same facility with an initial term expiring November 30, 2013. We have an option to renew this separate lease through May 31, 2015. The annual aggregate rent for the corporate headquarters is approximately $550,000 through November 30, 2013.

We also have three lease agreements for corporate office space in Niwot, Colorado. The initial term of each of these leases expires July 31, 2015 and has the option to extend each lease for an additional thirty-six months. The annual aggregate rental expense for this facility is approximately $145,000 through July 31, 2012.

Glutino has two lease agreements for manufacturing and storage space in Laval, Quebec, Canada. One of these leases has a term expiring on February 4, 2015 and the other has a term expiring on March 31, 2015. Both leases have an option to extend for an additional four-year term. The annual aggregate rent under these leases is approximately C$356,595.

Glutino also has a lease agreement relating to an administrative office located in Lawrence, Massachusetts. The term of this lease expires on August 31, 2013. The annual rental expense for this office is approximately $65,000 for 2012.

A Glutino lease for a warehouse property located at Laval-Degenais Avenue, Laval, Quebec, Canada, expired October 31, 2011. Since the expiration date of that lease, we have been renting the facility on a monthly basis for C$18,564 per month. Notice has been given to the landlord that we will vacate the facility as of April 15, 2012.

Management believes that our facilities are suitable and adequate for the Company's needs.

Item 3. Legal Proceedings

In February 2010 a lawsuit was filed against Smart Balance, Inc. in the Federal District Court for the Central District in California in Santa Ana, California alleging, among other things, violations of California's unfair competition law, false advertising, and consumer remedies act relating to our Nucoa® stick margarine product, which represented less than 1% of our sales in 2011.  We have vigorously defended ourselves in this litigation.  During the third quarter of 2011, an opportunity to settle this litigation was presented, and we determined that the settlement amount would be less than the cost to continue to defend.  Accordingly, we entered into a settlement agreement to resolve this lawsuit, which remains subject to final approval by the court.  Once finally approved, however, the settlement requires us to pay up to a total of $1.1 million, which includes a claim fund to provide cash refunds to eligible retail purchasers of the Nucoa product during 2000 to 2010, attorneys' fees and other litigation expenses that will ultimately be determined by the court. This amount has been charged to expense in the 2011 period and is included within “general and administrative” expenses in the consolidated statement of operations of the Company and its subsidiary for the fiscal year ended December 31, 2011.  Any unclaimed funds from the settlement fund will be donated to a university to fund the research and development of healthier foods.

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

On October 19, 2011, a class action lawsuit was filed against Smart Balance, Inc. in US District Court, District of New Jersey alleging that the labeling and marketing of our Smart Balance® Fat Free Milk and Omega-3 product is unfair, deceptive, and improper because the product contains 1 gram of fat from an Omega-3 oil blend.  We filed a motion to dismiss in response to the complaint and subsequently the plaintiff filed an amended complaint. We have subsequently filed another motion to dismiss the amended complaint. We intend to vigorously defend ourselves in this litigation.  We do not expect that the resolution of this matter will have a material adverse effect on our business.

We are not a party to any other legal proceeding that we believe would have a material adverse effect on our business, results of operations or financial condition.

Item 4. Executive Officers of the Registrant

  Certain information regarding our executive officers is provided below:

Name	Title
Stephen B. Hughes	Chairman of the Board, Chief Executive Officer and Director
Terrence Schulke	President and Chief Operating Officer
Peter Dray	Chief Innovation Officer
Norman Matar	Executive Vice President, General Counsel and Corporate Secretary
Christine Sacco	Chief Financial Officer, Treasurer and Interim Principal Accounting Officer

Stephen B. Hughes, 57, has been our chairman of the board, chief executive officer and a director since our inception in May 2005. Mr. Hughes served as the sole officer and director of Hughes Consulting, Inc. from 2004 to 2007.  From 2004 to 2007, Mr. Hughes served as a director of The Cambridge Group, a leading demand strategy consulting firm headquartered in Chicago, Illinois. While with Cambridge, Mr. Hughes led or participated in securing new marketing strategy engagements with a number of major consumer packaged goods companies. From 2002 to 2004, Mr. Hughes served first as vice president of sales and then as the senior vice president of marketing and sales for White Wave Foods Company, a division of Dean Foods Company. In June 2004, Mr. Hughes was also named senior vice president of marketing and research and development for Dean Foods' newly formed White Wave division, a $1.1 billion division with brands including Silk, Horizon, International Delight, Land-o-Lakes and Marie's. Mr. Hughes holds a Bachelor of Arts degree in economics and political science from Denison University and an MBA degree with a concentration in marketing and finance from the University of Chicago.  He also serves as a director of B.F. Bolthouse LLC. Over his career, Mr. Hughes has held a number of leadership positions in the consumer packaged goods and foods industries. His proven leadership experience and track record developing brands in the health and wellness sector make him uniquely qualified to serve in his role as chairman of the board and chief executive officer.

Terrence Schulke, 57, was appointed our President and Chief Operating Officer effective as of January 1, 2012. Prior to this appointment, Mr. Schulke was the Company's Executive Vice President/ General Manager, Commercial Operations since January 2011. Previously, Mr. Schulke has been our executive vice president and chief customer officer since June 2007. Mr. Schulke joined Smart Balance from Schick-Wilkinson Sword, where he most recently served as Vice President North America. During Mr. Schulke's five-year tenure there, Schick-Wilkinson Sword outpaced competition in share and profit growth in the highly innovative and hotly contested blades and razor category and posted a nine percent compound annual revenue and 22 percent compound annual operating income gains. His extensive food industry experience was developed as senior vice president of U.S. Sales at Tropicana Products, a division of PEPSICO. Mr. Schulke is a graduate of State University of New York, College at Buffalo, where he earned his bachelor's degree in communications.

Peter Dray, 56, was appointed our Chief Innovation Officer effective as of January 1, 2012. Prior to this appointment, Mr. Dray was the Company's executive vice president of operations and product development since June 2007. Mr. Dray is a 24-year veteran of GFA Brands, has more than 35 years of food manufacturing, sales and marketing experience and 30 years as a senior operations executive. He developed, perfected, and now manages the outsourced manufacturing model that is the cornerstone of the Smart Balance virtual business. He has also played a central role in building the Smart Balance® brands. Prior to joining GFA, Mr. Dray played a key role in the growth of the Weight Watchers® brand. Mr. Dray is a graduate of New York University, where he earned his bachelor's degree in food & nutrition. He also received his AAS in food management from the State University of New York at Delhi.

 Norman Matar, 58, has been our executive vice president, general counsel and corporate secretary since January 2008. Mr. Matar comes to Smart Balance with 30 years of private practice experience, the last 20 with Davis & Kuelthau, S.C., where he served on the board for 12 years. Mr. Matar has extensive experience handling all aspects of corporate legal work with both public and private firms including significant mergers and acquisitions experience. He was the lead attorney in the acquisition of GFA Brands by the Company in May 2007. Throughout his 30 years in private practice, Mr. Matar obtained extensive experience in the food industry, representing a wide variety of food companies including retailers and manufacturers as well as food companies in the industrial and food service segments of the industry. He played a key role in the development of Miller Park in Milwaukee. Mr. Matar attended Marquette University where he received his bachelor's and doctor of jurisprudence degrees.

Christine Sacco, 36, was appointed our Chief Financial Officer effective as of January 1, 2012. Prior to this appointment, Ms. Sacco was the Company's Vice President and Operations Controller since January 1, 2011. Ms. Sacco also served as the principal accounting officer since January 1, 2011 and will continue to do so on an interim basis. Prior to joining the Company, Ms. Sacco served as vice president, treasurer and director of financial reporting of Alpharma Inc., where she worked from October 2002 until January 2008. Alpharma Inc., formerly a public company and now a subsidiary of Pfizer Inc., provides a broad range of pharmaceutical and animal health products. Ms. Sacco is a certified public accountant and holds a bachelor's degree in accounting from St. Thomas Aquinas College.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Market under the symbol “SMBL”. The following table sets forth, for the quarterly periods indicated, the high and low prices per share for the Company’s common stock on the Nasdaq Global Market.

	Common Stock
	High	Low
2010 First Quarter	$6.90	$4.95
2010 Second Quarter	$6.92	$3.85
2010 Third Quarter	$4.37	$3.57
2010 Fourth Quarter	$4.73	$3.35
2011 First Quarter	$4.65	$3.76
2011 Second Quarter	$5.74	$4.18
2011 Third Quarter	$6.09	$4.47
2011 Fourth Quarter	$6.70	$4.81

Holders

As of December 27, 2011, there were 28 holders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any dividends on our common stock to date. Our secured debt financing prohibits the payment of any cash dividends. Furthermore, the payment of dividends is within the discretion of our board of directors and our board presently intends to retain all earnings for use in our business operations and to support our growth strategy. Accordingly, we do not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table displays equity compensation plan information as of December 31, 2011. For further information, see note 11 of “Notes to Consolidated Financial Statements.”

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Stock options	8,750,322	$7.70	2,977,500
Restricted stock units*	90,000	n/a	n/a
Equity compensation plans not approved by security holders**	600,000	9.58	75,000
Total	9,440,322	n/a	3,052,500

*	During 2011, the Company issued restricted stock units under the Second Amended and Restated Smart Balance, Inc. Stock and Awards Plan. These units have no exercise price.
**
Consists of stock options granted under the Company’s Amended and Restated Inducement Award Plan, which permits the Company to award stock options to individuals not previously an employee of the Company pursuant to Nasdaq Marketplace Rule 4350.

Stock Performance Graph

The performance graph furnished below compares the annual cumulative total stockholder return (assuming reinvestment of dividends) from investing $100 on January 1, 2007 in each of (i) our common stock, (ii) a peer group index consisting of the S&P Packaged Foods & Meats Index, and (iii) the S&P SmallCap 600 Index.

The stock price performance on the graph below is not necessarily indicative of future price performance.

Comparison of Cumulative Five Year Total Return

$200
$150
$100
$50
$0
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
Smart Balance, Inc.
S&P SmallCap 600 Index
S&P Packaged Foods & Meats Index

This stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

Item 6. Selected Historical Financial Information

The following is a summary of selected financial data of the Company for the period from January 1, 2007 to December 31, 2011. The selected financial data should be read in conjunction with “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the notes thereto included elsewhere in this annual report (in thousands, except share data):

	Year Ended December 31,
	2011	2010	2009	2008	2007(1)
Net sales	$274,337	$241,967	$239,503	$221,872	$111,038
Cost of goods sold	151,198	125,131	123,974	126,904	58,715
Gross profit	123,139	116,836	115,529	94,968	52,323
Operating expenses:
Marketing	26,606	40,155	37,383	33,034	15,118
Selling	23,208	19,769	17,580	16,662	12,268
General and administrative	49,648	44,403	48,756	39,578	17,931
Performance based shares released from escrow	—	—	—	—	18,456
Impairment	—	130,000	—	—	—
Total operating expenses	99,462	234,327	103,719	89,274	63,773
Operating profit (loss)	23,677	(117,491)	11,810	5,694	(11,450)
Other (expense) income:
Interest income	1	—	3	292	2,450
Interest expense	(3,612)	(3,420)	(3,653)	(9,049)	(9,678)
(Loss) on derivative liability	—	—	(1,045)	(5,132)	(45,556)
Other income (expense), net	766	(444)	(2,291)	(2,336)	(1,020)
Total other (expense) income	(2,845)	(3,864)	(6,986)	(16,225)	(53,804)
Income (loss) before income taxes	20,832	(121,355)	4,824	(10,531)	(65,254)
Provision (benefit) for income taxes	11,172	6,806	1,358	(3,563)	(706)
Net income (loss)	$9,660	$(128,161)	$3,466	$(6,968)	$(64,548)
Less: unpaid dividends on cumulative preferred stock	$—	$—	$—	$—	$37,159
Net income (loss) available for common shares	$9,660	$(128,161)	$3,466	$(6,968)	$(101,707)
Net income (loss) per share – basic and diluted	$0.16	$(2.08)	$0.06	$(0.11)	$(4.12)
Weighted average shares outstanding
Basic	59,256,228	61,665,824	62,630,683	62,523,742	24,667,344
Diluted	59,284,978	61,665,824	62,703,434	62,523,742	24,667,344
Other comprehensive (loss), net of tax:
Foreign currency translation adjustment	(1,260)	—	—	—	—
Other comprehensive (loss)	(1,260)	—	—	—	—
Comprehensive income (loss)	8,400	(128,161)	3,466	(6,968)	(101,707)

(1)	The Company acquired GFA on May 21, 2007.

	Year Ended December 31,
	2011	2010	2009	2008	2007(1)
Balance sheet data:
Cash and cash equivalents	$7,959	$3,840	$7,538	$5,492	$37,649
Other current assets	45,281	26,635	23,822	26,675	28,787
Property and equipment, net	13,804	5,378	4,634	4,301	1,805
Goodwill	266,598	248,912	374,886	374,886	374,886
Other intangible assets	183,822	150,017	151,089	155,223	159,646
Other non-current assets	4,168	3,621	3,096	1,959	3,594
Total assets	$521,632	$438,403	$565,065	$568,536	$606,367
Current liabilities	$49,725	$28,938	$28,126	$26,018	$21,390
Derivative liabilities	—	—	—	5,132	—
Long-term debt	93,815	44,000	51,143	69,504	119,504
Contract payable	4,125	5,500	—	—	—
Other liabilities	877	2,301	965	162	—
Deferred tax liability	51,474	44,165	43,824	46,268	53,294
Total liabilities	200,016	124,904	124,058	147,084	194,188
Series A convertible preferred stock	—	—	—	—	175,657
Series A convertible preferred stock – par value	—	—	—	—	2
Common stock – par value	6	6	6	6	4
Additional paid-in capital	539,432	534,568	523,467	507,378	315,480
Retained deficit	(200,967)	(210,627)	(82,466)	(85,932)	(78,964)
Accumulated other comprehensive loss, net of taxes	(1,260)	—	—	—	—
Treasury stock	(15,595)	(10,448)	—	—	—
Total stockholders’ equity	321,616	313,499	441,007	421,452	412,179
Total liabilities and stockholders’ equity	$521,632	$438,403	$565,065	$568,536	$606,367

(1)	The Company acquired GFA on May 21, 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2011, 2010 and 2009. This section should be read in conjunction with our consolidated financial statements for the periods mentioned above, including the notes thereto, which are included elsewhere in this report.

Company Overview

We are a consumer food products company that competes primarily in the retail branded food products industry and focuses on providing superior tasting, solution-driven products in every category we enter.  We market buttery spreads, enhanced milk, cooking oil, peanut butter, mayonnaise dressing, microwave popcorn and other products primarily under the Smart Balance® trademark. In the natural food channel, we sell similar natural and organic products under the Earth Balance® trademark. Since August 3, 2011, our subsidiary Glutino has marketed gluten-free products in the U.S. and Canada under the Glutino® and Gluten-Free Pantry® brands. Buttery spreads, marketed under our Smart Balance®, Earth Balance® and Bestlife™ brands, is by far our most developed category and accounted for approximately 66% of sales for the year ended December 31, 2011.  Our products are sold primarily in the U.S., with certain products also available in Canada. We primarily outsource production of finished goods to third-party manufacturers.  Glutino currently has two manufacturing facilities in Canada which manufacture certain of our gluten-free products. Glutino is in the process of consolidating these two facilities into one. Currently, we are the number three marketer of spreads in the U.S., based on data from The Nielsen Company, on a dollar basis. For 2011, our spreads share of market in dollars was 14.6%, a decrease of 0.7 percentage points from the same period in 2010.

We believe success in the dairy aisle will be a key driver toward our growth goals. Beginning in 2010, we began to distribute Smart Balance® premium enhanced milk nationally and gained share against regional competitors. We continue to add new customers by adding new varieties of products and working to expand distribution in channels beyond traditional supermarkets.

Our Earth Balance® brand continues to gain share and distribution in the broader grocery channel with its spread products while expanding beyond our core spreads in the natural food channel. In 2010, we introduced Earth Balance® organic soymilk and in 2011 we introduced Earth Balance® Organic Coconut Spread and Mindful Mayo™, a refrigerated vegan mayo dressing and sandwich spread. We began distribution of Bestlife™ spreads in March 2010. The Best Life® program was developed by Bob Greene, Oprah's trainer and nutritional advisor. In the fourth quarter of 2010 we acquired full rights to sell food products under the Bestlife™ brand, as well as ownership of the Best Life website. We believe the brand and the website are unique assets for expansion as we broaden the scope of our products beyond a heart health focus and into other areas, such as the weight management and need-state areas.

On August 3, 2011, the Company acquired 100% of the common stock of Glutino Food Group ("Glutino"), for total consideration of $66.3 million. Glutino is a leading manufacturer and marketer of innovative, premium-priced, gluten-free foods sold under the Glutino® and Gluten-Free Pantry® brands. Glutino offers a wide range of shelf-stable and frozen gluten free products, including snack foods, frozen baked goods, frozen entrees and baking mixes throughout North America. Glutino reported annual sales of $53.9 million during its fiscal year ended March 31, 2011.

      We entered into an Amended Credit Agreement in March 2011 and an Amendment to the Amended Credit Agreement in August 2011 to give the Company greater financial flexibility. See "Liquidity and Capital Resources" included elsewhere in this report. As of December 31, 2011, our debt was $103.0 million, much of which we incurred in connection with the Glutino acquisition.

    In the fourth quarter of 2009 our board authorized a stock repurchase program. As of December 31, 2011, approximately $15.6 million was used to repurchase the Company's common stock under this program. In the fourth quarter of 2011, the program was renewed starting January 1, 2012 and continuing through December 31, 2013, for up to an additional $25 million.

As required under ASC Topic 350 “Goodwill and Other Intangible Assets”, in connection with the preparation of the June 30, 2011 financial statements, the Company performed its annual impairment test of goodwill and made a determination that there was no indication of impairment. During the second quarter of 2010, our revenue and earnings expectations and longer term outlook were not materializing as previously projected. The main contributors to this change in our outlook were the persistent softness in U.S. consumer confidence and the resulting intensified competitive environment for the Company's premium products. This change in outlook for the rest of 2010 resulted in a significant reduction in the Company's share price and related market capitalization. Given this decline, in connection with the preparation of the June 30, 2010 financial statements, we performed an impairment test of goodwill which resulted in a goodwill impairment loss of $130.0 million at June 30, 2010. See footnote 7 of our audited consolidated financial statements included elsewhere in this report.

As part of continuing efforts to increase efficiency and effectiveness and position the Company for success, the Company undertook two organizational restructurings in 2010, reducing its total number of employees by approximately 12%. The one-time cost of the combined actions in the second and fourth quarters of 2010 totaled approximately $4.0 million, with corresponding expected ongoing annualized savings in excess of $4.0 million. Due primarily to the 2010 restructurings, stock options for certain former employees were forfeited, resulting in a charge to reduce related deferred tax assets (future tax benefits previously recorded). The full year amount in 2010 was $3.2 million of which $3.1 million was applied to the second quarter of 2010. In 2011, there have been additional forfeitures related to the 2010 restructurings. In the first and second quarters of 2011, the Company recognized additional tax charges of $1.0 million and $0.6 million, respectively, resulting from these restructurings.

Smart Balance — Results of Operations

Results of Operations for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010 and for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

	Years Ended December 31,
(in millions, except per share data)	2011	2010	2009
Net sales	$274.3	$242.0	$239.5
Cost of goods sold	151.2	125.1	124.0
Gross profit	123.1	116.9	115.5
Operating expenses	99.4	234.3	103.7
Operating income (loss)	23.7	(117.4)	11.8
Other (expenses) income	(2.9)	(4.0)	(7.0)
Income (loss) before income taxes	20.8	(121.4)	4.8
Provision for income taxes	11.1	6.8	1.3
Net income (loss)	$9.7	$(128.2)	$3.5
Net income (loss) available to common shares	$9.7	$(128.2)	$3.5
Net income (loss) per common available share	$0.16	$(2.08)	$0.06

Net Sales:

Our net sales for the year ended December 31, 2011 increased 13.4% to $274.3 million compared with $242.0 million for 2010. The increase was due primarily to the acquisition of Glutino during the second half of 2011, and also to increased net pricing to offset higher input costs. These increases were partially offset by lower volumes in spreads and increased promotional spending. Our net sales for the year ended December 31, 2010 increased 1.0% to $242.0 million compared with $239.5 million for 2009. The increase was primarily due to the national expansion of Smart Balance® enhanced milks and the introduction and distribution of Bestlife® spreads. Offsetting this growth, Smart Balance® spreads and grocery products sales declined due to competitive promotional levels and continued consumer price sensitivity to premium products.

Cost of Goods Sold:

The cost of goods sold for the year ended December 31, 2011 was $151.2 million compared with $125.1 million in 2010. The increase reflects the acquisition of Glutino in 2011 and higher input costs. Included in 2011 cost of goods sold was a one-time $0.8 million charge reflecting the estimated fair value of finished goods acquired as part of the Glutino acquisition. The cost of goods sold for the year ended December 31, 2010 was $125.1 million compared with $124.0 million for the year ended December 31, 2009. The increase reflects higher case shipments partially offset by lower input costs.

Gross Profit:

Gross profit for the year ended December 31, 2011 increased 5.3% to $123.1 million compared with $116.9 million in 2010. Gross profit for 2011 reflected a one-time $0.8 million charge related to the acquisition of finished goods as part of the

Glutino acquisition. The increase in gross profit was primarily due to increased net pricing and the acquisition of Glutino, partially offset by higher input costs, lower volumes and increased promotion spending. Gross profit for the year ended December 31, 2010 was $116.9 million compared with $115.5 million for the year ended December 31, 2009. The increase in gross profit was primarily due to higher sales volumes and lower input costs partially offset by unfavorable product mix.

Gross profit as a percentage of net sales was 44.9% for the year ended December 31, 2011 compared to 48.3% in 2010, and 48.2% in 2009. Excluding the one-time $0.8 million charge related to the acquisition of finished goods as part of the Glutino acquisition, gross profit as a percentage of net sales in 2011 was 45.1%. The decrease from 2010 was due primarily to the 2011 acquisition of Glutino (which has lower margins), higher input costs, an unfavorable product mix, and increased trade spend, partially offset by higher selling prices.

Operating Expenses:

Operating expenses, which includes selling, marketing and general and administrative expenses, were $99.4 million for the year ended December 31, 2011, compared with $234.3 million in 2010 and $103.7 million in 2009. 2011 operating expenses include one-time charges of $2.6 million related to the acquisition of Glutino, a $1.1 million legal settlement, and a benefit in stock-based compensation expense of $0.4 million resulting from forfeitures of certain stock options. Also included in 2011 operating expenses are severance charges totaling $1.5 million. Excluding these items, total operating expenses for the year ended December 31, 2011 were $94.6 million. 2010 operating expenses include a goodwill impairment charge of $130 million, a restructuring charge of $4.1 million and a one-time benefit in stock-based compensation expense of $1.3 million resulting from forfeitures of certain stock options. Excluding these items, total operating expenses for the year ended December 31, 2010 were $101.5 million. The $6.8 million normalized decrease from 2010 to 2011 primarily resulted from lower non-promotional marketing expenses and stock based compensation costs, partially offset by higher compensation related costs and the acquisition of Glutino.

Operating Income (Loss):

We had operating income of $23.7 million in 2011 compared to a loss of $(117.4) million in 2010 and income of $11.8 million in 2009. 2011 operating income reflected one-time charges of $3.4 million related to the acquisition of Glutino (comprised of a one-time $0.8 million charge included in the cost of goods sold, and a one-time charge of $2.6 million included in operating expenses), a $1.1 million legal settlement, and a benefit in stock-based compensation expense of $0.4 million resulting from forfeitures of certain stock options. 2011 operating income reflected severance charges totaling $1.5 million. Excluding these items we had operating income of $29.3 million in 2011. 2010 operating income reflected a goodwill impairment charge of $130 million, a restructuring charge of $4.1 million and a benefit in the change in stock-based compensation expense of $1.3 million. Excluding these items, we had operating income of $15.4 million for 2010. The increase from 2010 to 2011 was due to increased gross profits and lower operating expenses.

Other (Expense) Income:

We had other expenses of $(2.9) million in 2011 compared with $(4.0) million in 2010 and $(7.0) million in 2009. Included in 2011 and 2010 were net interest expense of $(3.6) million and $(3.4) million, respectively. Included in the 2009 other expenses was $(3.7) million of net interest expense, $(1.0) million of derivative losses related to the Company’s interest rate swap, and $(1.5) million related to our debt refinancing in the fourth quarter, which included the write-off of $(1.4) million of unamortized financing costs.

Income (Loss) before Income Taxes:

Our income before income taxes was $20.8 million in 2011 compared with a loss of $(121.4) million in 2010 and income of $4.8 million in 2009. Our 2011 income before income taxes reflected charges of $3.4 million related to the acquisition of Glutino (comprised of a one-time $0.8 million charge included in the cost of goods sold, and a one-time charge of $2.6 million included in operating expenses), a $1.1 million legal settlement, and a benefit in stock-based compensation expense of $0.4 million related to forfeitures of equity grants. Our 2011 income before income taxes also reflected severance charges totaling $1.5 million. Our 2010 loss before income taxes reflected a goodwill impairment charge of $130.0 million, a restructuring charge of $4.1 million and a benefit in the change in stock-based compensation expense of $1.3 million. Excluding these items, we had income before taxes of $26.4 million in 2011, an increase of $15.0 million compared to $11.4 million in 2010.

Income Taxes:

The provision for income taxes for the year ended December 31, 2011 was $11.1 million compared with $6.8 million in

2010. The effective tax rate for the year ended December 31, 2011 was 53.6%, primarily as a result of a $2.1 million adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options which increased the effective rate by 10.3% and the treatment of certain acquisition costs which added 2.5% to our effective tax rate. Excluding these adjustments, the effective tax rate for the twelve months ended December 31, 2011 was 40.7%. The effective tax rate for the year ended December 31, 2010 was (5.6%) primarily as a result of a pre-tax goodwill impairment charge, which had no tax benefit, offset by a $3.2 million adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options. Excluding the impairment charge and the adjustment to deferred taxes, the effective tax rate for the year ended December 31, 2010 was 41.4%. The provision for income taxes for the year ended December 31, 2009 was $1.3 million or 28.1% of pre-tax income, and included a one-time benefit of a state tax resolution.

Net Income (Loss):

Our net income for the year ended December 31, 2011 was $9.7 million compared to a loss of $(128.2) million in 2010 and net income of $3.5 million in 2009. 2011 net income reflected charges of $1.6 million related to the acquisition of Glutino, a $2.1 million reduction of deferred taxes resulting from the forfeiture of stock options, $0.5 million related to a legal settlement, and a benefit in stock-based compensation expense of $0.2 million resulting from forfeitures of stock options. 2011 net income also reflected severance charges totaling $0.7 million. 2010 net loss reflected a goodwill impairment charge of $130 million (which derived no tax benefit), a $3.2 million reduction of deferred tax assets resulting from the forfeiture of stock options, a restructuring charge of $2.4 million (after tax) and a one-time benefit in the change in stock-based compensation expense of $0.8 million (after tax). Excluding these items, net income for 2011 was $14.4 million, compared to $6.6 million in 2010.

Net Income (Loss) per Common Shares:

Our net income in 2011 was $0.16 per share compared with a loss of $(2.08) per share in 2010. Our net income was $0.06 per share in 2009. 2011 net income per share reflected $(0.03) in expenses related to the acquisition of Glutino, a reduction of deferred tax assets resulting from the forfeiture of certain non-qualified stock options of $(0.03) and a $(0.01) reduction from a legal settlement. 2011 net income per share also reflected severance charges totaling $(0.01). 2010 net loss per share reflected a goodwill impairment charge of $(2.11), a reduction of deferred tax assets resulting from the forfeiture of certain non-qualified stock options of $(0.05), a restructuring charge of $(0.04) and a benefit in stock-based compensation expense of $0.01 resulting from forfeitures of stock options. Excluding these items, net income per common share for the year ended December 31, 2011 was $0.24, compared to $0.11 in 2010.

Smart Balance — Non-GAAP Financial Measures

The Company reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”).

The Company uses the terms “cash operating income” and "net income and earnings per share (EPS) excluding non-cash and one-time charges" as non-GAAP measures. The Company believes that these measures better explain its profitability and performance consistent with the way the investor and securities analysts evaluate our Company in the competitive environment in which we operate. Cash operating income is defined as operating income excluding non-cash charges and credits and one-time charges. Generally, non-cash charges would include stock-based compensation expense, depreciation and amortization of intangibles. With respect to 2010 and 2011 financial results, cash operating income was calculated excluding one-time charges for restructuring activities incurred in 2010 and one-time severance charges incurred in 2011. The Company believes that the exclusion of both non-cash and one-time charges provide a better reflection of the operating profitability of the Company, and strongly compliment the Company's planning and forecasting models used in providing investors and securities analysts with important supplemental information regarding the Company's underlying profitability and operating performance. However, non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company's results prepared in accordance with GAAP. In addition, the non-GAAP measures the Company uses may differ from non-GAAP measures used by other companies. We have included in this report a reconciliation of cash operating income to operating income as calculated in accordance with GAAP.

Our cash operating income was $42.3 million, $33.0 million and $32.8 million for the years 2011, 2010 and 2009, respectively.

	Three Months Ended				Year Ended December 31, 2011
(in millions)	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Operating income	$7.6	$7.4	$2.1	$6.6	$23.7
Add back:
Depreciation and amortization of intangibles	1.5	1.6	2.2	2.5	7.8
Restructuring/severance	—	—	—	1.5	1.5
Stock-based compensation	1.8	1.3	0.9	0.8	4.8
Legal settlement			1.1		1.1
Glutino:
Acquisition costs			2.6		2.6
Inventory adjustment - purchase accounting			0.8		0.8
Cash operating income	$10.9	$10.3	$9.7	$11.4	$42.3

	Three Months Ended				Year Ended December 31, 2010
(in millions)	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Operating income	$5.8	$(128.8)	$3.4	$2.2	$(117.4)
Add back:
Depreciation and amortization of intangibles	1.3	1.3	1.3	1.3	5.2
Goodwill impairment	—	130.0	—	—	130.0
Restructuring	—	3.2	(0.1)	1.0	4.1
Stock-based compensation	3.8	1.8	3.0	2.5	11.1
Cash operating income	$10.9	$7.5	$7.6	$7.0	$33.0

	Three Months Ended				Year Ended December 31, 2009
(in millions)	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Operating income	$3.2	$2.5	$3.5	$2.6	$11.8
Add back:					—
Depreciation and amortization of intangibles	1.2	1.2	1.2	1.3	4.9
Stock-based compensation	4.0	4.0	4.1	4.0	16.1
Cash operating income	$8.4	$7.7	$8.8	$7.9	$32.8

Smart Balance — Cash Flows

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010 and the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Cash provided by operating activities for the year ended December 31, 2011 was $29.2 million compared with $17.9 million in 2010 due to higher net income and lower net working capital requirements. For the year ended December 31, 2010, we had a net loss of $(128.2) million, which included a non-cash goodwill impairment charge of $130.0 million, $11.1 million of non-cash stock-based compensation expense and $5.2 million of depreciation and amortization expense. Cash provided by operating activities was $17.9 million in 2010, which was comparable to $18.2 million in 2009.

For the year ended December 31, 2011, cash used for investing activities was $(72.0) million, primarily related to the acquisition of Glutino of approximately $66.3 million, and capital expenditures of $4.8 million. Cash used for investing activities was $(3.5) million in 2010, primarily related to the Bestlife acquisition, software development costs and the purchase of equipment. Cash used in investing activities totaled $(1.1) million for the year ended December 31, 2009, which was primarily related to software development costs and the purchase of equipment.

Cash provided by financing activities was $47.0 million for the year ended December 31, 2011 compared to a use of $(18.1) million in 2010. The increase in 2011 was due to an increase in debt of $68.1 million, related primarily to the acquisition of Glutino, partially offset by debt repayment of $14.1 million and the purchase of treasury stock of $5.1 million. Cash used in financing activities was $(18.1) million in 2010 primarily for the repayment of debt of $(16.6) million and the purchase of treasury stock of $(10.4), partially offset by new financing of $9.0 million. Cash used for financing activities was $(15.1) million for the year ended December 31, 2009.

Liquidity and Capital Resources

Liquidity:

Our liquidity planning is largely dependent on our operating cash flows, which is highly sensitive to changes in demand, operating costs and pricing for our major products. While changes in key operating costs, such as outsourced production, advertising, promotion and distribution, may adversely affect cash flows, we have been able to continue to generate significant cash flows by adjusting costs. Our principal liquidity requirements are to finance current operations, pay down existing indebtedness and fund future expansion. Under our Amended Credit Agreement (as defined below), the Company can also repurchase common stock subject to the satisfaction of certain conditions. In December 2009, our board of directors approved the repurchase of up to $25.0 million of shares in 2010 and 2011. During 2011, the Company repurchased approximately 1.1 million shares of its common stock for an aggregate purchase price of $5.1 million, bringing the cumulative repurchased shares to 3.7 million for an aggregate purchase price of $15.6 million. In December 2011, the share repurchase program was renewed, and the Company is authorized to repurchase $25.0 million of shares through December 31, 2013. Currently, our primary source of liquidity is cash generated by operations.

We believe that cash flows generated from operations, existing cash and cash equivalents, and borrowing capacity under the revolving credit facility should be sufficient to finance working capital requirements for our business. As of December 31, 2011, $47.0 million was available for borrowing under our revolving credit facility and we had $8.0 million of cash.

Secured Debt Financing:

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

The Amended Credit Agreement provides for $150.0 million in secured debt financing consisting of a $50 million term loan (the “Term Loan”) and a $100.0 million revolving credit facility (the “Revolver”).  The Revolver includes a $5.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for swing line loans.  Subject to certain conditions, the Borrower, at its option, may increase the Term Loan or increase the commitments under the Revolver (or a combination of the two) up to an aggregate additional amount of $50.0 million. Such increase may be with existing lenders, or if they decline, by adding additional lenders. Proceeds of the Amended Credit Agreement were used to refinance the obligations under the Original Credit Agreement and may be used for general corporate purposes and general working capital purposes. The Company used $66.5 million of this Revolver to finance the Glutino acquisition.

The Amended Credit Agreement extended the maturity date of the Term Loan and the loans made pursuant to the Revolver from November 4, 2013 under the Original Credit Agreement to November 4, 2015. The Amended Credit Agreement requires annual principal payments on the Term Loan of $4.0 million in 2011; $5.0 million in each of 2012, 2013 and 2014; and $3.5 million in 2015, plus the balloon payment of $84.5 million on November 4, 2015. The Company is also subject to certain conditions which may require it to make additional payments as described below.

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

•
beginning with the fiscal year ending December 31, 2011 and each fiscal year thereafter, an annual prepayment equal to (i) 25% of excess cash flow of the Company (as defined in the Amended Credit Agreement) for such fiscal year, provided such prepayment is not required if the Company has a Leverage Ratio of less than 2.0, measured as of the end of such fiscal year minus (ii) the aggregate principal amount of terms loans voluntarily prepaid by the Borrower in such fiscal year (other than voluntary prepayments made with the proceeds of issuances of additional indebtedness for borrowed money). At December 31, 2011, the Company made a determination that it would be required to pay $4.1 million under this prepayment calculation since its leverage ratio exceeded 2.0 and, accordingly, reclassified that amount of debt from long term to short term.

The Amended Credit Agreement contains covenants that are customary for agreements of this type.  These covenants include, among others: a limitation on the incurrence of additional indebtedness; a limitation on mergers, acquisitions, investments and dividend payments; and maintenance of specified financial ratios. The Amended Credit Agreement increased the threshold of Permitted Acquisitions (as defined in the Amended Credit Agreement) by the Company from $50.0 million in a fiscal year under the Original Credit Agreement to $150.0 million for an individual acquisition.  Under the Amended Credit Agreement, the Company must maintain (1) a Leverage Ratio that is not greater than 3.25 to 1.0 until December 30, 2012 and not greater than 3.00 to 1.0 thereafter and (2) a ratio of EBITDA to Debt Service (as defined in the Amended Credit Agreement), in each case for the prior four fiscal quarters, of not less than 2.00 to 1.00.  The Company is also limited to spending not more than $6.0 million of capital expenditures per year with any unexpended amounts carried over to the next twelve months.  At December 31, 2011, the Company was in compliance with all of its covenants.

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

After the close of the Amended Credit Agreement, total debt outstanding totaled approximately $50.6 million comprised of $50.0 million of Term Loan debt and $0.6 million of borrowings under the Revolver.  During the second quarter of 2011, the Company repaid amounts required under the Term Loan of $1.0 million and the amounts outstanding under the Revolver. During the third quarter of 2011, the Company borrowed $66.5 million in conjunction with the acquisition of Glutino, and repaid amounts required under the Term Loan of $1.5 million and $6.0 million of amounts outstanding under the Revolver. During the fourth quarter of 2011, the Company repaid amounts required under the Term Loan of $1.5 million and $3.5 million of the amounts outstanding under the Revolver. At December 31, 2011, $103.0 million was outstanding under the Amended Credit Agreement.

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

In addition to the indebtedness under the Amended Credit Agreement, the Company has a contract payable of $5.5 million representing the unpaid balance on a 2010 acquisition. This amount will be paid in annual installments over the next four years, together with related interest. As of December 31, 2011, $1.4 million of this amount, representing the principal payment due during the first quarter of 2012, is included within accrued expenses on the Consolidated Balance Sheet. In connection with the acquisition of Glutino, the Company has recorded a small capital lease, which is included within the current portion of long term debt on the Consolidated Balance Sheet.

The Company is required to pay the following amounts for its debt and contract obligations:

2012	$10.5
2013	6.4
2014	6.4
2015	85.2
Total	$108.5

As of December 31, 2011, $10.5 million is due in the next twelve months.  This amount takes into account the requirement that, beginning with the fiscal year ending December 31, 2011, the Company must make an annual prepayment equal to 25% of excess cash flow, as defined by the Amended Credit Agreement, unless its leverage ratio is less than 2.0.  The Company had a leverage ratio of 2.3 as of December 31, 2011 and therefore is required to pay $4.1 million under this prepayment calculation by April 9, 2012. The interest rate for outstanding obligations under the Amended Credit Agreement at December 31, 2011 was 4.05% while the interest rate on the unused line was 0.50%.

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of December 31, 2011 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods. We expect to fund other commitments primarily with operating cash flows generated in the normal course of business.

	Contractual Obligations
	Total	Due in Less Than 1 Year	Due in 1 – 3 Years	Due in 3 – 5 Years	Due in More Than 5 Years
Building Leases(1)	$3.9	$1.3	$2.2	$0.3	$—
Commodity Purchase Commitments(2)	54.8	54.8	—	—	—
Debt Obligations(3)	108.5	10.5	12.8	85.2	—
Brandeis Contract	0.4	0.1	0.2	0.2	—
	$167.6	$66.7	$15.2	$85.7	$—
Note: Deferred tax liabilities and deferred compensation are omitted from this schedule because their ultimate payoff date cannot be reasonably established given the long term nature of these obligations.

(1)
Includes: (i) a lease agreement for the lease of a corporate office facility located in Paramus, NJ expiring on May 31, 2015 with the option to extend the lease for two additional five year terms, and an additional lease of an adjacent business suite at the same facility expiring on November 30, 2013 with an option to renew through May 31, 2015, (ii) three lease agreements for the lease of a corporate office facility located in Niwot, Colorado expiring on July 31, 2015 with the option to extend each lease for 36 months, (iii) two lease agreements for manufacturing and storage space in Laval, Quebec, Canada, expiring on February 4, 2015 and March 31, 2015, both with an option to extend for an additional four year term, and (iv) a lease agreement relating to an administrative office in Lawrence, Massachusetts which expires on August 31, 2013. Rental expense for operating leases for 2011 was $1.1 million and for the years 2012 through 2016 is shown above.

(2)
Forward purchase commitments for a portion of the Company’s projected requirement for commodity purchase commitments. These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price. Based on the most recent prices, these commitments would have a current value of approximately $58.7 million as of December 31, 2011. The commitments are expected to be liquidated by the end of the fourth quarter of 2012.

(3)	For more information on our debt obligations, see Note 10 of the financial statements.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons.

Supply, Availability and General Risk Conditions

We contract for significant amounts of commodity purchase contracts to support the needs of our business. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. In addition, we contract for the manufacture of our products with several contract manufacturers. Two contract manufacturers produce all of our spreads products, one of whom produces approximately 60% of the total production and uses multiple facilities to service the required volume. We are dependent on these manufacturers for the necessary production capacity in order for us to meet our customer demands.

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

Impact of Inflation

In general, we believe that over time we are able to pass a significant portion of our increased costs resulting from inflation on to customers by increasing prices.

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

Revenue Recognition

Revenue is recognized when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which occurrs upon the receipt and acceptance of product by the customer. The earnings process is complete once the customer order has been placed and approved and the shipped product has been received by the customer. Product is sold to customers on credit terms established on an individual basis. The credit factors used include historical performance, current economic conditions and the nature and volume of the product. The Company offers its customers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and co-op advertising; such amounts are estimated and recorded as a reduction in revenue. The Company sells its products to customers without a right of return, is not obligated to accept any returns, and has historically not accepted returns.

Goodwill

Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that impairment may have occurred. The impairment analysis for goodwill includes a comparison of our carrying value (including goodwill) to our estimated fair value. If the fair value of the Company does not exceed its carrying value, then an additional analysis would be performed to allocate the fair value to all assets and liabilities of the Company as if it had been acquired in a business combination and the fair value was its purchase price. If the excess of the fair value of our identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference. At June 30, 2010 we concluded that our estimated fair value was less than the carrying value of the recorded goodwill, and, accordingly, the Company recorded an impairment loss of $130.0 million (see footnote 7 for further details). At December 31, 2011, management reviewed its assessment of fair value and made a determination that there was no further impairment.

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

We have determined that our Smart Balance®, Earth Balance® and Glutino® trademarks have indefinite lives and these assets are not being amortized. We have performed our annual assessment of the Company’s indefinite lived intangible assets for impairment at June 30, 2011 and determined there was no impairment. Certain other assets acquired, primarily patent technology, have been determined to have definite lives ranging from 10 to 15 years and their costs are being amortized over their expected lives.

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

Interest Rate Swaps

We have used interest rate swaps to cover exposure to changes in interest rates. We recognize changes in the fair value of interest rate swaps in earnings in the period when the change occurs. We had no interest rate swaps as of December 31, 2011.

Forward Purchase Commitments

We enter into forward purchase commitments with respect to projected commodity requirements needed to produce our finished goods. These commitments are stated at a firm price, or as a discount or premium from a future commodity price and are placed with our manufacturers.

Acquisitions

We account for acquisitions using the acquisition method of accounting. Under the acquisition method, our consolidated financial statements reflect the operations of the acquiree starting from the date of the acquisition. In addition, assets acquired and liabilities assumed are recorded at the date of acquisition at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill.

Share-Based Compensation Expense

We recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options and restricted stock units, based on estimated fair values in accordance with applicable authoritative accounting guidance. For 2011, employee share-based compensation expense was $4.8 million.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. These unrealized translation gains and losses are included in accumulated other comprehensive income/(loss). Revenues and expenses denominated in foreign currencies are translated at the average exchange rates prevailing during the period. These transaction gains and losses are included in other income (expense).

Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments which are included in the Consolidated Statements of Operations and Comprehensive Income (Loss). Taxes are provided on the foreign currency translation gains and losses and on the unremitted earnings of the foreign subsidiary, if any. As of December 31, 2011, we have recorded a deferred tax asset of $840 related to cumulative currency translation losses.

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

    In 2011 the FASB amended the provisions of the Comprehensive Income topic of the FASB Codification. The amended provisions were issued to enhance comparability between entities that report under GAAP and IFRS and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. This topic eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders' equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. These amended provisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this new guidance in third quarter of 2011 and it did not have a material impact on the Company's consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks due primarily to changes in interest rates on our variable interest rate debt. Under our Credit Agreement, we are subject to changes in interest rates, but are not required to enter into an interest rate swap until the market LIBOR rate exceeds 1.5%. The three-month LIBOR rate at December 31, 2011 was 0.6%.

We purchase significant amounts of soy, palm and canola oil, peanuts and rice products to support the needs of our brands. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. These forward purchase commitments qualify as normal purchases and sales in the normal course of business and accordingly, do not qualify as derivatives under existing authoritative accounting guidance, namely, “Accounting for Derivative Instruments and Hedging Activities.” Based on the most recent prices for soy, palm and canola oil and peanuts and rice products, as of December 31, 2011 we had commitments of $54.8 million. We are exposed to market risk from commodity pricing changes. In order to minimize price variability and to manage risk, we enter into derivative hedging arrangements with counterparties for butter and milk. These derivatives must be net settled in cash and are marked-to-market each period within the consolidated statement of operations.

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

We sell and produce products in Canada for both sale and distribution in the Canadian and US markets.  By doing business in foreign markets, we are subject to risks associated with currency fluctuations which can reduce the ultimate amount of money we receive for the sales of our products into other foreign markets or add costs to the products we purchase from others in other foreign markets. In order to minimize the adverse effect of foreign currency fluctuations,  we  use foreign currency contracts and other hedging arrangements as needed.

Item 8. Consolidated Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are listed in Part IV, Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management Report on Internal Control Over Financial Reporting

Conclusion regarding the effectiveness of disclosure controls and procedures.  Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2011, with the exception of Glutino, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Note Regarding Acquisition

In making our assessment of disclosure controls and procedures and of changes in internal control over financial reporting as of December 31, 2011, we have excluded the operations of Glutino. We are currently assessing the control environment of this acquired business. The Company's consolidated financial statements reflect Glutino's results of operations from August 3, 2011 forward. Glutino's net sales constituted approximately 8.7% of the Company's net sales for the year ended December 31, 2011, and Glutino's assets constituted approximately 15.4% of the Company's total assets as of December 31, 2011.

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors and Corporate Governance

Certain information regarding our directors is provided below:

Name	Title
Stephen B. Hughes	Chairman of the Board, Chief Executive Officer and Director
Dean Hollis	Director
William E. Hooper	Director
Gerald J. Laber	Director
James B. Leighton	Director
James E. Lewis	Director
Thomas K. McInerney	Director

Stephen B. Hughes, 57, has been our chairman of the board, chief executive officer and a director since our inception in May 2005. Mr. Hughes served as the sole officer and director of Hughes Consulting, Inc. from 2004 to 2007.  From 2004 to 2007, Mr. Hughes served as a director of The Cambridge Group, a leading demand strategy consulting firm headquartered in Chicago, Illinois. While with Cambridge, Mr. Hughes led or participated in securing new marketing strategy engagements with a number of major consumer packaged goods companies. From 2002 to 2004, Mr. Hughes served first as vice president of sales and then as the senior vice president of marketing and sales for White Wave Foods Company, a division of Dean Foods Company. In June 2004, Mr. Hughes was also named senior vice president of marketing and research and development for Dean Foods' newly formed White Wave division, a $1.1 billion division with brands including Silk, Horizon, International Delight, Land-o-Lakes and Marie's. Mr. Hughes holds a Bachelor of Arts degree in economics and political science from Denison University and an MBA degree with a concentration in marketing and finance from the University of Chicago.  He also serves as a director of B.F. Bolthouse LLC. Over his career, Mr. Hughes has held a number of leadership positions in the consumer packaged goods and foods industries. His proven leadership experience and track record developing brands in the health and wellness sector make him uniquely qualified to serve in his role as chairman of the board and chief executive officer.

Dean Hollis, 51, has been a member of our board of directors since July 2011. Mr. Hollis has more than 35 years of business experience across food, retail and consumer product companies.  Currently, he is a senior advisor for Oaktree Capital Management, an $85 billion investment firm.  In addition, he oversees several privately held investments and serves on several boards, including Advance Pierre Foods, Landec Corporation, Earth Analytics Group, and Adams Land and Cattle Company. Mr. Hollis currently serves as chair of the Advance Pierre Foods board and chair of the compensation committee on the board of Landec. Until 2008, Mr. Hollis was with ConAgra Foods, where for 21 years he held many executive-level positions, including president and chief operating officer, consumer foods and international.  In that role, Mr.Hollis developed and executed a worldwide business transformation strategy while overseeing the largest part of the ConAgra Foods portfolio, including its $12 billion consumer and customer branded businesses across all channels. Prior to joining ConAgra Foods, Hollis was with the TreeSweet Companies, holding management positions in both sales and marketing.  He began his career in the consumer products division of Georgia-Pacific, where he spent four years advancing through a variety of sales management positions.  He is a graduate of Stetson University, where he is on the board of directors and received the Distinguished Alumni Award in 2005. As indicated above, Mr. Hollis has held key management positions at companies in the packaged food and consumer products industries and also has considerable board experience. Drawing on these experiences, Mr. Hollis an important contributor to the development of the Company's business and growth strategy and to the oversight of its corporate governance and audit committee.

William E. Hooper, 75, has been a member of our board of directors since June 2005 and has served as our marketing coordinator since May 2007.  Mr. Hooper has been a senior executive in marketing and consumer communication companies for the past 40 years.  As such, Mr. Hooper has had extensive experience in developing consumer marketing and advertising programs for major national consumer food companies.  Mr. Hooper was an executive for 26 years, from 1964 to 1990, including serving as President and a director of WB Donor, one of the largest national independent advertising agencies in the United States.  Mr. Hooper was principal of Hooper Consulting LLC, a marketing and communications consultancy working with large national advertisers and marketing companies heavily directed to the consumer food business, from 1990 to 2000.  Clients included Florida Department of Citrus, Tropicana, ConAgra, Mead Johnson, Nabisco, Celestial Seasonings, and

White Wave Foods.  From 2000 to September 2005, Mr. Hooper served as chairman of Trahan, Burden & Charles Inc., or TBC, a mid-sized national advertising agency headquartered in New York and Baltimore that provides creative, public relations, media planning and buying, and direct marketing services to a broad spectrum of corporate customers.  Among TBC's clientele was Dow Jones & Company, Nextel Communications, Vanguard Securities, Yellow Book Directories, Gaylord Hotels, The Mills Corporation, the National Security Agency and Blue Cross and Blue Shield.  Mr. Hooper holds a B.S. degree in business administration from Loyola College of Maryland and has served on the board of trustees of the Loyola College of Maryland, the National Aquarium and the St. Joseph's Medical Center in Baltimore.  He was also a member of the U.S. Army Reserve Military Police Corp. from 1958 to 1966. Mr. Hooper has significant marketing and advertising experience over his career that allows him to provide valuable insight to the board in key areas affecting the Company.

Gerald J. “Bud” Laber, 68, has been a member of our board of directors since June 2005.  Mr. Laber has been a private investor since 2000, when he retired after 33 years of service with Arthur Andersen.  Mr. Laber was an audit partner with Arthur Andersen from 1980 to 2000 and, with the exception of a leave for military service from 1966 through 1968, was employed by Arthur Andersen from 1965 until retiring in 2000.  Mr. Laber is a certified public accountant and is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants.  Mr. Laber is a member of the advisory board of the Colorado Chapter of the National Association of Corporate Directors. Currently, Mr. Laber is: (i) on the board of directors and chair of the audit committee of Scott's Liquid Gold since February 2004; (ii) on the board of directors and chair of the audit committee and member of the compensation committee of Allied Motion Technologies, Inc. since November 2010, (iii) on the board of directors and has served as chair of the audit committee of three companies that are no longer public reporting companies; and (iv) president of The Catholic Foundation of Northern Colorado since January 2008.  Formerly, Mr. Laber (i) served on the board of directors and as chair of the audit committee of Spectralink Corporation from April 2004 to March 2007; and (ii) served on the board of directors and audit committee of Applied Films Corporation from July 2004 to July 2007 (audit chair from October 2005 to July 2007).  Each of these companies is, or was, publicly traded.  Mr. Laber holds a B.S.B.A. degree with a major in accountancy from the University of South Dakota and is a member of the board of trustees of the University of South Dakota Foundation. As a result of these professional and other experiences, Mr. Laber is able to provide key assistance to the board and its audit committee in overseeing the Company's accounting and financial reporting responsibilities.

James B. Leighton, 56, has been a member of our board of directors since August 2007 and our independent lead director since September 2011.  Mr. Leighton serves as the chairman of the Finance Committee of the Board of Smart Balance. From 2006 to 2009, Mr. Leighton served as the senior vice president of operations and supply chain and is currently president of the retail division of Perdue Farms Incorporated, a large, privately-held poultry company.  From 2002 to 2006, Mr. Leighton served as the senior vice president of operations of Conagra Foods, Inc., one of the largest food companies in the United States.  Mr. Leighton holds a B.S.B.A. degree in business administration and industrial relations from the University of Iowa and a Masters degree in Business Administration from Keller Graduate School of Management.  Mr. Leighton serves on the non-profit Foundation and Corporation Boards for Atlantic General Hospital. Mr. Leighton's operations and general management experience within foodservice, retail and international channels provides him with a broad perspective on our Company's operations and allows him to be a key contributor to the board's oversight of the Company's business. In addition, Mr. Leighton's extensive experience with commodity supply businesses serves as an important resource to the board.

James E. Lewis, 63, has been a director of Smart Balance since inception in May 2005 and served as our vice chairman until May 14, 2007.  Since 1991, Mr. Lewis has served as chairman and chief executive of Jeltex Holdings, LLC.  Currently, Mr. Lewis is the sole officer and director of Jeltex.  The Jeltex group has been comprised of significant or controlling ownership stakes acquired, held and sold for Mr. Lewis' personal account in a vertically integrated group of private food businesses engaged in vegetable farming, fresh produce distribution, manufacture of canned foods and retail grocery distribution.  Today, Mr. Lewis and his spouse hold a controlling interest in Centennial Specialty Foods Corporation, a public company engaged in the manufacture and marketing of specialty branded, quality ethnic Southwestern canned sauces and food products.  Mr. Lewis is a certified public accountant and is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants.  He holds a BBA degree in accounting from Texas Tech University. Mr. Lewis has a strong background in both accounting and the food industry, which provides Mr. Lewis with a unique ability to contribute to our board of directors.

Thomas K. McInerney, 62, has been a member of our board of directors since July 2011. Mr. McInerney has more than 25 years of business experience in the beverage industry, across management, sales, marketing and finance.  Since 1996, Mr. McInerney has been a managing partner of Lindsey & Company, an executive search firm.  Previously, he was vice president and general manager of the largest division of Tropicana Dole North America. Mr. McInerney was also the executive vice president of marketing for the House of Seagram, the U.S. spirits affiliate of Joseph E. Seagram and Sons, Inc.  Mr. McInerney was employed by the Seagram Corporation for 20 years.   He began his career with National Distillers and Chemical Corporation where he held a number of sales, market research and product management assignments.  Aside from his many years of broad management experience in the consumer goods sector, Mr. McInerney's experience as an executive search consultant provides the company with expertise in the identification, assessment, and selection of executive talent, as well as expertise with compensation-related issues. McInerney is a former board member of 6 Figure Jobs.com, the National Advertising Review Board, the Traffic Audit Bureau, and the Association of National Advertisers.  He is a graduate of Villanova University and served as a Marine officer in Vietnam. Mr. McInerney's significant experience in all aspects of the beverage industry make him an indispensable resource to the board and management.

The Company has adopted a code of business conduct and ethics applicable to the Company's officers (including the Company's principal executive officer and principal financial officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on the Company's website. In the event that we amend or waive any of the provisions of the code of business conduct and ethics applicable to our principal executive officer or principal financial officer that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on the Company's website at www.smartbalance.com.

Other information concerning our directors and corporate governance is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2012 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A on or before April 29, 2012. Information concerning our executive officers is incorporated by reference pursuant to Instruction G of Form 10-K from Item 4, “Executive Officers of the Registrant”, in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2012 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A on or before April 29, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2012 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A on or before April 29, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

    Information concerning certain relationships and related transactions is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2012 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A on or before April 29, 2012.

Item 14. Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2012 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A on or before April 29, 2012.

PART IV
Item 15. Exhibits; Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules. Smart Balance's 2011 financial statements, together with the report of Ehrhardt Keefe Steiner & Hottman PC, are listed on the index preceding the financial statements at the end of this report. The schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(b) Exhibits.

Exhibit No.	Description
2.1	Share Purchase Agreement, dated August 3, 2011, among 9249-2180 Québec Inc. and Stepworth Holdings Inc.(1)
3.1	Restated Certificate of Incorporation of Smart Balance, Inc.(2)
3.2	Amended and Restated Bylaws of Smart Balance, Inc. (3)
4	Specimen Common Stock Certificate of Smart Balance, Inc.(4)
10.1
Amended and Restated Credit Agreement, dated as of March 31, 2011, by and among, GFA Brands, Inc., as borrower, Smart Balance, Inc., as parent and a guarantor, the other guarantors from time to time parties thereto, the lenders from time to time parties thereto, and Bank of Montreal, as administrative agent.(5)

10.1.1
First Amendment to Amended and Restated Credit Agreement, dated as of August 3, 2011, by and among GFA Brands, Inc., as borrower, Smart Balance, Inc., as parent and a guarantor, the other guarantors from time to time parties thereto, the lenders from time to time parties thereto, and Bank of Montreal, as administrative agent(6)

10.2	Letter of Understanding by and between GFA Brands, Inc. and Kagome Creative Foods, Inc., dated as of March 5, 2010(7)
10.3	License Agreement, dated as of June 18, 1996, by and between Brandeis University and GFA Brands, Inc.(8)
10.4	Amended and Restated Manufacturing Agreement, effective as of January 1, 2011, by and between GFA Brands, Inc. and Ventura Foods, LLC.(9)
10.5	Manufacturing Agreement, dated as of February 23, 2011, by and between GFA Brands, Inc. and Kagome Creative Foods, LLC(10)
10.6	Second Amended and Restated Stock and Award Plan(11)*
10.7	Form of Stock Option Award Agreement(12) *
10.8	Amended Form of Stock Option Agreement(13) *
10.9	Form of Restricted Stock Unit Grant Notice and Agreement(14) *
10.10	Form of Time Stock Option Grant Notice and Agreement(15) *
10.11	Form of Severance Agreement (16) *
10.12	Form of Change of Control Agreement(17) *
10.13	Financial Performance Incentive Program(18) *
10.14	Separation Agreement and Release, dated January 20, 2012, by and between Smart Balance, Inc. and Alan Gever(19) *
10.15	Separation Agreement and Release, dated February 28, 2011, by and between GFA Brands, Inc. and Gregory Venner(20) *
10.16	Smart Balance, Inc. Deferred Compensation Plan
21	Subsidiaries
23	Consent of Ehrhardt Keefe Steiner & Hottman PC
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed with the SEC on August 9, 2011.

(2)	Incorporated by reference to Exhibit 4.1 to our current report on Form 8-K, filed with the SEC on May 25, 2007.

(3)	Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on September 29, 2011.

(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our registration statement on Form S-1 filed with the SEC on August 26, 2005.

(5)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on April 5, 2011.

(6)	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on August 8, 2011.
(7) Incorporated by reference to Exhibit 10.2 to our current report on Form 10-K filed with the SEC on March 10, 2010.
(8) Incorporated by reference to Exhibit 10.45 to our current report on Form 8-K filed with the SEC on May 25, 2007.

(9) Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on April 29, 2011. Confidential information has been omitted and has been filed separately with the SEC.
(10) Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on April 29, 2011. Confidential information has been omitted and has been filed separately with the SEC.

(11)	Incorporated by reference to Exhibit (d)(i) to the Tender Offer Statement on Schedule TO filed by us with the SEC on February 11, 2011.

(12)	Incorporated by reference to Exhibit 10.47 to our current report on Form 8-K filed with the SEC on May 25, 2007.

(13)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on November 6, 2008.
(14) Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on January 6, 2012.
(15) Incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed with the SEC on January 6, 2012.
(16) Incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed with the SEC on January 6, 2012.
(17) Incorporated by reference to Exhibit 10.8 to our annual report on Form 10-K filed with the SEC on February 24, 2011.
(18) Incorporated by reference to Exhibit 10.9 to our annual report on Form 10-K filed with the SEC on February 24, 2011.
(19) Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on January 20, 2012.
(20) Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on March 3, 2011.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of March, 2012.

SMART BALANCE, INC.
By: /s/ Stephen B. Hughes Stephen B. Hughes Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date
/s/ Stephen B. Hughes Stephen B. Hughes	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2012
/s/ Christine Sacco Christine Sacco	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2012
/s/ Dean Hollis Dean Hollis	Director	March 6, 2012
/s/ William E. Hooper William E. Hooper	Director	March 6, 2012
/s/ Gerald J. Laber Gerald J. Laber	Director	March 6, 2012
/s/ James B. Leighton James B. Leighton	Director	March 6, 2012
/s/ James E. Lewis James E. Lewis	Director	March 6, 2012
/s/ Thomas K. McInerney Thomas K. McInerney	Director	March 6, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Smart Balance, Inc. and Subsidiaries:
        We have audited the accompanying consolidated balance sheets of Smart Balance Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smart Balance Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
               We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Smart Balance Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Ehrhardt Keefe Steiner & Hottman PC
Denver, Colorado March 6, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Smart Balance Inc. and Subsidiaries:
        We have audited Smart Balance Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
        In our opinion, Smart Balance Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by COSO.
        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Smart Balance Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 6, 2012 expressed an unqualified opinion on those consolidated financial statements.

Ehrhardt Keefe Steiner & Hottman PC
Denver Colorado March 6, 2012

SMART BALANCE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$7,959	$3,840
Accounts receivable, net of allowance of: $343 (2011) and $261 (2010)	20,030	12,960
Accounts receivable – other	1,124	755
Inventories	15,698	7,949
Prepaid taxes	981	—
Prepaid expenses and other assets	2,149	2,651
Deferred tax asset	5,299	2,320
Total current assets	53,240	30,475
Property and equipment, net	13,804	5,378
Other assets:
Goodwill	266,598	248,912
Intangible assets, net	183,822	150,017
Deferred costs, net	2,690	1,467
Other assets	1,478	2,154
Total other assets	454,588	402,550
Total assets	$521,632	$438,403
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$40,358	$23,481
Income taxes payable	217	457
Current portion of long-term debt	9,150	5,000
Total current liabilities	49,725	28,938
Long-term debt	93,815	44,000
Deferred tax liability	51,474	44,165
Contract payable	4,125	5,500
Other liabilities	877	2,301
Total liabilities	200,016	124,904

Commitment and contingencies
Stockholders’ equity:
Convertible Preferred stock, $.0001 par value, 50,000,000 shares authorized;	—	—
Common stock, $.0001 par value, 250,000,000 shares authorized; 62,630,683 (2011 and 2010) issued and 58,940,020 and 59,999,832 outstanding in 2011 and 2010, respectively	6	6
Additional paid in capital	539,432	534,568
Accumulated deficit	(200,967)	(210,627)
Accumulated other comprehensive (loss), net of taxes	(1,260)	—
Treasury stock at cost (3,690,663 and 2,630,851 shares in 2011 and 2010, respectively)	(15,595)	(10,448)
Total stockholders’ equity	321,616	313,499
Total liabilities and stockholders’ equity	$521,632	$438,403

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands except share and per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Net sales	$274,337	$241,967	$239,503
Cost of goods sold	151,198	125,131	123,974
Gross profit	123,139	116,836	115,529

Operating expenses:
Marketing	26,606	40,155	37,383
Selling	23,208	19,769	17,580
General and administrative	49,648	44,403	48,756
Goodwill impairment	—	130,000	—
Total operating expenses	99,462	234,327	103,719
Operating income (loss)	23,677	(117,491)	11,810

Other (expense) income:
Interest income	1	—	3
Interest expense	(3,612)	(3,420)	(3,653)
Loss on derivative liability	—	—	(1,045)
Other income (expense), net	766	(444)	(2,291)
Total other (expense) income	(2,845)	(3,864)	(6,986)
Profit (loss) before income taxes	20,832	(121,355)	4,824
Provision for income taxes	11,172	6,806	1,358
Net income (loss)	$9,660	$(128,161)	$3,466
Net income (loss) available for common shares	$9,660	$(128,161)	$3,466
Net income (loss) per share – basic and diluted	$0.16	$(2.08)	$0.06
Weighted average shares outstanding:
Basic	59,256,228	61,665,824	62,630,683
Diluted	59,284,978	61,665,824	62,703,434

Other comprehensive (loss), net of tax:
Foreign currency translation adjustment	(1,260)	—	—
Other comprehensive (loss)	$(1,260)	$—
Comprehensive income (loss)	$8,400	$(128,161)	$3,466

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Cash flows from operating activities
Net income (loss)	$9,660	$(128,161)	$3,466
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangibles	7,786	5,227	4,905
Amortization of deferred financing costs	602	665	1,820
Deferred income taxes	(1,529)	(1,518)	(2,256)
Stock based compensation	4,864	11,101	16,090
Goodwill impairment	—	130,000	—
(Decrease) in derivative liabilities	—	—	(5,132)
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,722)	(990)	2,313
Income tax receivable	—	1,131	(1,131)
Inventories	10	(2,108)	3,510
Prepaid expenses and other assets	1,287	1,041	(2,027)
Prepaid taxes	(787)	—	—
Accounts payable and accrued expenses	9,042	1,480	(3,354)
Net cash provided by operating activities	29,213	17,868	18,204
Cash flows from investing activities
Acquisition of assets/businesses, net of cash acquired	(66,112)	(2,000)	—
Purchase of property and equipment	(4,771)	(1,348)	(1,172)
Patent defense costs	(1,139)	(106)	—
Capitalization of legal settlement	—	—	68
Net cash provided by (used in) investing activities	(72,022)	(3,454)	(1,104)
Cash flows from financing activities
Proceeds from issuance of long term debt	68,084	9,000	60,643
Repayment of debt	(14,129)	(16,643)	(73,504)
Payments for loan costs	(1,825)	(21)	(2,193)
Purchase of treasury stock	(5,147)	(10,448)	—
Net cash provided by (used in) financing activities	46,983	(18,112)	(15,054)
Effects of exchange rate changes on cash and cash equivalents	(55)	—	—
Net increase (decrease) in cash for the period	4,119	(3,698)	2,046
Cash – Beginning of year	3,840	7,538	5,492
Cash – End of year	$7,959	$3,840	$7,538

See accompanying notes to the consolidated financial statements

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes, net of refunds	$13,765	$6,245	$5,201
Interest	$2,759	$3,132	$8,915

Summary of non-cash activity:
In 2010, in connection with the acquisition of Bestlife, the Company acquired certain business assets for a purchase price of $7,500, of which $2,000 was paid upon closing. Of the remaining $5,500 which is classified as a contract payable, the current portion of $1,375 is included in accrued expenses and the remainder is included within long-term liabilities and is being paid down in installments of $1,375 per year. The related purchase price was allocated as follows:

Inventory	$28
Property and equipment	545
Total net tangible assets	573
Identifiable intangible assets:
Subscription database	2,900
Goodwill	4,027
Total purchase price allocation	$7,500

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARIES

Statement of Changes in Stockholders’ Equity

For the years ended December 31, 2011, 2010 and 2009
(in thousands except shares)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	62,630,683	$6	—	$—	$507,377	$(85,932)	$—	$421,451
Stock compensation expense	—	$—	—	$—	$16,090	$—	$—	$16,090
Net income	—	—	—	—	—	3,466	—	3,466
Balance at December 31, 2009	62,630,683	$6	—	$—	$523,467	$(82,466)	$—	$441,007
Stock compensation expense	—	—	—	—	11,101	—	—	11,101
Purchase of treasury stock	(2,630,851)		2,630,851	(10,448)	—	—	—	(10,448)
Net loss	—	—	—	—	—	(128,161)	—	(128,161)
Balance at December 31, 2010	59,999,832	6	2,630,851	(10,448)	534,568	(210,627)	—	313,499
Stock compensation expense	—	—	—	—	4,864	—	—	4,864
Purchase of treasury stock	(1,059,812)		1,059,812	(5,147)	—	—	—	(5,147)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,260)	(1,260)
Net income	—	—	—	—	—	9,660	—	9,660
Balance at December 31, 2011	58,940,020	$6	3,690,663	(15,595)	$539,432	$(200,967)	$(1,260)	$321,616

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(in thousands except shares and per share)

1.   Operations and Basis of Presentation

The consolidated financial statements include the accounts of Smart Balance and all of its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

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

2. Acquisition

On August 3, 2011, the Company acquired Glutino Food Group ("Glutino"), for total consideration of $66,319. In conjunction with this acquisition, the Company incurred $2,754 for acquisition related costs which were expensed in the current period. Glutino is a leading manufacturer and marketer of innovative, premium-priced, gluten-free foods sold under the Glutino® and Gluten-Free Pantry® brands. Glutino offers a wide range of shelf-stable and frozen gluten free products, including snack foods, frozen baked goods, frozen entrees and baking mixes throughout North America. The gluten-free market is complementary with the Company's corporate vision of creating a health and wellness innovation platform that builds brands targeted at highly motivated consumer needs. This acquisition was funded through borrowings under the Company's Revolver under its Amended Credit Facility (each as defined below).

The Company accounted for the acquisition pursuant to ASC No. 805, Business Combinations. Accordingly, it recorded assets acquired and liabilities assumed at their fair values. The purchase price allocation is as follows:

Cash	$206
Accounts receivable	5,902
Inventories	7,986
Prepaid assets	412
Property and equipment, net	5,647
Other assets	79
Intangible assets	39,567
Goodwill	18,189
Total assets acquired	77,988
Accounts payable, accrued expenses and other liabilities	4,970
Deferred taxes and other	6,699
Total liabilities assumed	11,669
Net assets acquired	$66,319

Acquired intangible assets have estimated useful lives of between 9 and 11 years. The goodwill associated with Glutino is a result of acquiring and retaining workforces and expected synergies from integrating their operations into the Company. Approximately $7,000 of goodwill is expected to be deductible for tax purposes. The final purchase price allocation can change based on the finalization of certain tax calculations.
The following unaudited pro forma financial information presents the combined results of the Company and Glutino as though the acquisition had been consummated as of the beginning of the periods presented, for the periods indicated below:

	Twelve Months Ended December 31,
	2011	2010
Net sales	$305,360	$292,015
Net income (loss)	8,058	(132,262)
Basic and Diluted income (loss) per share	$0.14	$(2.14)

Included in the pro forma results is the interest expense related to the increased borrowings under the revolver related to the acquisition, a one-time charge to reflect the estimated fair value of finished goods acquired and the amortization expense of the fair value of the finite-lived intangible assets, as though the acquisition had been consummated as of the beginning of the periods presented. Also included in the pro forma results is $2,754 of acquisition related costs, pertaining mostly to legal and investment banking fees, for the twelve months ended December 31, 2011.

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

3.  Summary of Significant Accounting Policies

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2011 and 2010, the Company did not have any cash equivalents.

Accounts receivable

Accounts receivable are carried at original invoice amount less allowances for cash discounts and doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Bad debt expense was not material to the Company for the years ended December 31, 2011 and 2010. Recoveries of receivables previously written off are recorded when received. The Company does not charge interest on past due receivables.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of finished goods and raw materials.

Property and equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from 2 to 10 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement. Depreciation of construction in progress begins once the assets are placed in service. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance of these assets may not be recoverable. When deemed necessary, the Company completes this evaluation by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of amortizable long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values.

Goodwill

Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that impairment may have occurred. The impairment analysis for goodwill includes a comparison of the Company’s carrying value (including goodwill) to the Company’s estimated fair value. If the fair value of the Company does not exceed its carrying value, then an additional analysis would be performed to allocate the fair value to all assets and liabilities of the Company as if the Company had been acquired in a business combination and the fair value was its purchase price. If the excess of the fair value

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(in thousands except shares and per share)

of the Company over the fair value of its identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference. The fair value of the Company is primarily determined on the market capitalization of the Company adjusted for an estimated control premium (Level 3). At June 30, 2011, the Company prepared its annual assessment of fair value and made a determination that there was no indication of impairment. As of December 31, 2011, there were no indications that goodwill was impaired based on a qualitative assessment.  At June 30, 2010, the Company concluded that its estimated fair value was less than the carrying value of the recorded goodwill, and, accordingly, recorded an impairment loss of $130,000 (see Note 7 for further details).

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

An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic, or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. In each reporting period, the Company also evaluates the remaining useful life of an intangible asset that is not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization. The fair value of indefinite-lived intangible assets is primarily determined on the basis of estimated discounted value, using the relief from royalty method (Level 3), which incorporates assumptions regarding future sales, discount rates and royalty rates.

     The Company has determined that its Smart Balance®, Earth Balance® and Glutino® trademarks have indefinite lives and these assets are not being amortized. The Company has performed its annual assessment of its indefinite lived intangible assets for impairment at June 30, 2011 and determined there was no impairment.  Certain other assets acquired, primarily patent technology and customer relationships, have been determined to have finite lives ranging from 9 to 15 years and their costs are being amortized over their expected useful lives. There was no evidence of impairment as of December 31, 2011.

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

Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiary are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. The resulting translation gains and losses are included in accumulated other comprehensive income (loss). Equity and intercompany debt are translated at historical rates. Revenues and expenses denominated in foreign currencies are translated at the average exchange rates prevailing during the period. These transaction gains and losses are included in other income (expense).

Accumulated Other Comprehensive Income (Loss)

            Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments which are included in the Consolidated Statements of Operations and Comprehensive Income (Loss). Taxes are provided on the foreign currency translation gains and losses and on the unremitted earnings of the foreign subsidiary, if any. As of December 31, 2011, the Company has recorded a deferred tax asset of $840 related to cumulative currency translation losses.

Shipping and handling costs

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(in thousands except shares and per share)

Shipping and handling costs to external customers for 2011, 2010 and 2009 were approximately $17,306, $15,900 and $13,000 respectively, and were included in selling expense. Internal shipping and handling costs are capitalized within inventory and recognized within costs of goods sold in the consolidated statements of operations when related products are sold to external customers.

Deferred compensation plan

The Company has a deferred compensation plan which is funded by whole life insurance in which employee participants elect to defer a certain portion of their base salary and or bonus. The participant’s cash deferrals earn a return based on the participant’s investment in several investment options.

During 2011, the plan assets were less than the liability by approximately $37 due to slightly lower returns on plan assets and the up-front cost of life insurance and thus compensation expense was increased by this amount. The total of participant deferrals, which is reflected in long-term employee related liabilities and other, was $717 and $1,196 at December 31, 2011 and 2010, respectively. The decline in the liability was due to the payout of several plan participants who are no longer with the Company. The assets in the plan declined by a similar amount.

Deferred costs

Deferred loan costs associated with the Company’s secured debt financing are being amortized over the term of the loan, using the effective interest method or straight-line method, as appropriate.

Revenue recognition

Revenue is recognized when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which occurs upon the receipt and acceptance of product by the customer. The earnings process is complete once the customer order has been placed and approved and the product shipped has been received by the customer. Product is sold to customers on credit terms established on an individual basis. The credit factors used include historical performance, current economic conditions and the nature and volume of the product.

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

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Stock options excluded due to option price being greater than market value	7,097,500	11,114,125	11,881,000
Stock options excluded due to anti-dilution	2,314,072	392,500	370,530

Segments

Authoritative accounting guidance requires segment information to be prepared using the “management” approach. The management approach is based on the method that management organizes the segments within the Company for making operating decisions and assessing performance. The Company evaluates all products, makes operating decisions and performance assessments based on a total company approach and therefore considers itself as having only one segment. The Company’s buttery spreads business, marketed under Smart Balance®, Earth Balance®, and Bestlife™, is by far the most

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(in thousands except shares and per share)

developed product line and accounted for approximately 62% of sales in 2011 and 72% of 2010 sales. The following table summarizes net sales by geographic location:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net Sales:
U.S.	$266,385	$241,967	$239,503
Foreign	7,952	—	—
Total Net Sales	$274,337	$241,967	$239,503

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

At December 31, 2011 and December 31, 2010, information about inputs into the fair value measurements of the Company’s assets and liabilities that are made on a recurring basis was as follows:

	As of December 31, 2011
	Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deferred compensation (1)	$680	$—	$680	$—
Derivative assets (2)	173	—	173	—
Total assets	$853	$—	$853	$—
Liabilities:
Deferred compensation (1)	$717	$—	$717	$—

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
(1) Deferred compensation assets are recorded in "Other assets" and deferred compensation liabilities are recorded in "Other liabilities" in the Consolidated Balance Sheets based on the fair market value on December 31, 2011 and 2010 using the fair value from independent financial institutions.
(2) Derivative assets are recorded in "Accounts receivable - other" in the Consolidated Balance Sheets. These assets reflect unrealized gains from commodity hedge positions that are marked-to-market to their fair value using external commodity exchange reports.

Research and development

Research and development expenses are charged to operations when incurred and amounted to $767 for 2011, $600 for 2010 and $928 for 2009.

Derivative instruments

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

Income taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2011, there was a valuation allowance of $113 recorded for certain state tax items, the realization of which is not determined to be “more likely than not”.

The Company records a liability for all tax positions if it is not “more likely than not” that the position is sustainable based on its technical merits.

Advertising

Advertising costs are charged to operations (selling, general and administrative expenses) when incurred and amounted to $14,738 for 2011, $25,868 for 2010 and $20,098 for 2009. The Company expenses the cost of production for commercials when the commercial is first run. As of December 31, 2011 there was no prepaid recorded for commercials that had not yet run. As of December 31, 2010, there was $836 recorded as prepaid for commercials that had not yet run.

Share-based compensation expense

The Company records share-based compensation in accordance with ASC Topic 718, “Compensation —  Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Employee share-based compensation expense was $4,864, $11,101 and $16,090 for 2011, 2010 and 2009, respectively.

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

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company maintains the majority of its cash and cash equivalents in the form of demand deposits with financial institutions that management believes are creditworthy. At December 31, 2011, the cash balances in the U.S. institutions were insured in full by the Federal Deposit Insurance Corporation. Cash balances in Canada were insured, up to $100, by the Canada Deposit Insurance Corporation. At December 31, 2011, the Company has cash of $1,019 in Canadian dollars. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base. The Company does have one customer that accounted for approximately 18% of sales for 2011, 17% in 2010 and 19% in 2009. The aggregate accounts receivable from this customer amounted to approximately 17% of the accounts receivable balance outstanding at December 31, 2011, 21% in 2010 and 18% in 2009. The Company also has one product, “spreads,” which accounted for 66% of total revenue for the year ended December 31, 2011, 72% in 2010 and 75% in 2009. Approximately 64%, 74% and 73% of the Company's revenues for 2011, 2010 and 2009, respectively, came from products utilizing licenses from Brandeis University.

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

In 2011 the FASB amended the provisions of the Comprehensive Income topic of the FASB Codification. The amended provisions were issued to enhance comparability between entities that report under GAAP and IFRS and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. This topic eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders' equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. These amended provisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this new guidance in third quarter of 2011 and it did not have a material impact on the Company's consolidated financial statements.

4.	Inventory

Inventories consist of the following:

	December 31, 2011	December 31, 2010
Finished product	$14,589	$7,949
Raw materials	1,109	—
Total	$15,698	$7,949

5.  Property and Equipment

Property and equipment consist of the following:

	December 31, 2011	December 31, 2010
Software development costs	$6,089	$5,231
Machinery and equipment	7,487	1,244
Furniture and fixtures	1,198	1,021
Leasehold improvements	666	342
Gross assets	15,440	7,838
Less: Accumulated depreciation	(4,399)	(2,460)
Construction in progress	2,763	—
Property and equipment, net	$13,804	$5,378

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 were $1,941, $1,149 and $839, respectively.
6.  Intangible Assets

The following is a summary of intangible assets and goodwill as of December 31, 2011 and 2010:

December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Impairment	Accumulated Adjustments	Translation Adjustments	Net Carrying Value
Patent technology	$40,000	$(18,575)	$—	$797	$—	$22,222
Supply relationships	1,000	(313)	—	—	—	687
Customer relationships	25,963	(1,054)	—	—	(1,054)	23,855
Subscription database	2,900	(580)	—	—	—	2,320
Trademarks	134,756	(48)	—	30	—	134,738
Goodwill	397,101	—	(130,000)	—	(503)	266,598
	$601,720	$(20,570)	$(130,000)	$827	$(1,557)	$450,420

December 31, 2010	Gross Carrying Amount	Accumulated Amortization	Impairment	Accumulated Adjustments	Translation Adjustments	Net Carrying Value
Patent technology	$40,000	$(14,477)	$—	$38	$—	$25,561
Supply relationships	1,000	(246)	—	—	—	754
Customer relationships	—	—	—	—	—
Subscription database	2,900	—	—	—	—	2,900
Trademarks	121,152	—	—	(350)	—	120,802
Goodwill	378,912	—	(130,000)	—	—	248,912
	$543,964	$(14,723)	$(130,000)	$(312)	$—	$398,929

During 2011, the Company acquired Glutino which increased goodwill by $18,189, trademarks by $13,604 and added customer relationships of $25,963. These amounts are subject to revision based on finalization of a valuation. See Note 2 for more information on the Glutino acquisition.

Adjustments to trademarks relate to capitalization of legal costs associated with defending the trademarks, offset by a legal settlement received of $367 in 2008, and serve to reduce related costs previously capitalized. Adjustments to patent technology primarily relate to the capitalization of legal costs associated with the Company’s licensed patents from Brandeis University. At June 30, 2010, the Company recognized an impairment loss on goodwill of $130,000 (see footnote 7 for further details).

Amortization expense was $5,845 and $4,078 for the years ended December 31, 2011 and 2010, respectively. Based on the Company’s amortizable intangible assets as of December 31, 2011, amortization expense is expected to range from approximately $7,000 to $7,600 for each of the next five fiscal years.

7.  Goodwill Impairment

As required under ASC Topic 350 “Goodwill and Other Intangible Assets”, the Company routinely reviews the carrying value of its net assets, including goodwill, to determine if any impairment has occurred.  The Company performed an impairment test of goodwill following a two step process as defined in ASC Topic 350. The first step in this process compares the fair value of the Company’s net assets, including goodwill, to their carrying value. If the carrying value exceeds the fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value is allocated to all assets and liabilities to determine the implied goodwill value. This allocation is similar to a purchase price allocation done under purchase accounting. The Company completed its impairment analysis at June 30, 2011 and made a determination that there was no indication of impairment. At December 31, 2011, the Company reviewed its assessment of fair value and made a determination that there was no indication of impairment. However, any significant adverse change in the assumptions the Company used in determining fair value could have a significant impact on the recoverability of the Company’s goodwill and could have a material impact on its consolidated financial statements.  The Company’s growth plans include new products which are highly dependent on consumer acceptance, retail placement and the Company’s effectiveness in marketing strategies.

At June 30, 2010, the Company completed its impairment analysis and concluded that its estimated fair value was less than the carrying value of the recorded goodwill, and, accordingly, the Company recorded an impairment loss of $130,000.

8.  Restructurings and Other Actions

In connection with the restructuring of the Company to improve future operations, severance charges associated with workforce reductions and other facility closure and exit costs were recorded during 2010.

The consolidated balance sheet as of December 31, 2011 includes remaining accruals relating to the realignment program of $1,093.  The following table sets forth the activity affecting the accrual during the years ended December 31, 2010 and December 31, 2011:

	Severance	Other Closure and Exit Costs	Total
Balance as of December 31, 2009	$—	$—	$—
Charges incurred	3,848	401	4,249
Cash payments	(807)	(60)	(867)
Adjustments	$(116)		(116)
Balance as of December 31, 2010	$2,925	$341	$3,266
Charges incurred	—	—	—
Cash payments	(2,052)	(121)	(2,173)
Balance as of December 31, 2011	$873	$220	$1,093

The current portion of liabilities for accrued restructuring costs as of December 31, 2011 is $933 and is reflected in accrued expenses and the remaining liability of $160 is reflected in other liabilities. The liabilities for other closure and exit costs primarily relate to contractually required lease obligations and other contractually committed costs associated with abandoned office space. The Company expects to pay the remaining restructuring obligations within two years, with the majority of the obligations being paid within the next twelve months.

9.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2011	December 31, 2010
Accounts payable	$13,536	$11,680
Accrued trade spend	5,796	3,402
Accrued marketing	4,217	1,455
Current portion of contract payable	1,375	—
Accrued restructuring	933	2,166
Accrued incentives	4,444	—
Accrued other	10,057	4,778
Total	$40,358	$23,481

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

The Amended Credit Agreement provides for $150,000 in secured debt financing consisting of a $50,000 term loan (the “Term Loan”) and a $100,000 revolving credit facility (the “Revolver”).  The Revolver includes a $5,000 sublimit for the issuance of letters of credit and a $5,000 sublimit for swing line loans.  Subject to certain conditions, the Borrower, at its option, may increase the Term Loan or increase the commitments under the Revolver (or a combination of the two) up to an aggregate additional amount of $50,000. Such increase may be with existing lenders, or if they decline, by adding additional lenders. Proceeds of the Amended Credit Agreement were used to refinance the obligations under the Original Credit Agreement and may be used for general corporate purposes and general working capital purposes. The Company used $66,319 of this Revolver to finance the Glutino acquisition.

The Amended Credit Agreement extended the maturity date of the Term Loan and the loans made pursuant to the Revolver from November 4, 2013 under the Original Credit Agreement to November 4, 2015. The Amended Credit Agreement requires annual principal payments on the Term Loan of $4,000 in 2011; $5,000 in each of 2012, 2013 and 2014; and $3,500 in 2015, plus the balloon payment of $84,457 on November 4, 2015. The Company is also subject to certain conditions which may require it to make additional payments as described below.

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

•
beginning with the fiscal year ending December 31, 2011 and each fiscal year thereafter, an annual prepayment equal to (i) 25% of excess cash flow of the Company (as defined in the Amended Credit Agreement) for such fiscal year, provided such prepayment is not required if the Company has a Leverage Ratio of less than 2.0, measured as of the end of such fiscal year minus (ii) the aggregate principal amount of terms loans voluntarily prepaid by the Borrower in such fiscal year (other than voluntary prepayments made with the proceeds of issuances of additional indebtedness for borrowed money). The Company made a determination that, at December 31, 2011, it would be required to pay $4,142 under this prepayment calculation since its leverage ratio exceeded 2.0, and, accordingly, reclassified that amount of debt from long term to short term.

The Amended Credit Agreement contains covenants that are customary for agreements of this type.  These covenants include, among others: a limitation on the incurrence of additional indebtedness; a limitation on mergers, acquisitions, investments and dividend payments; and maintenance of specified financial ratios. The Amended Credit Agreement increased the threshold of Permitted Acquisitions (as defined in the Amended Credit Agreement) by the Company from $50,000 in a fiscal year under the Original Credit Agreement to $150,000 for an individual acquisition.  Under the Amended Credit Agreement, the Company must maintain (1) a Leverage Ratio that is not greater than 3.25 to 1.0 until December 30, 2012 and not greater than 3.00 to 1.0 thereafter and (2) a ratio of EBITDA to Debt Service (as defined in the Amended Credit Agreement), in each case for the prior four fiscal quarters, of not less than 2.00 to 1.00.  The Company is also limited to spending not more than $6,000 of capital expenditures per year with any unexpended amounts carried over to the next twelve months.  At December 31, 2011, the Company was in compliance with all of its covenants.

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

After the close of the Amended Credit Agreement, total debt outstanding totaled approximately $50,600 comprised of $50,000 of Term Loan debt and $600 of borrowings under the Revolver.  During the second quarter of 2011, the Company repaid amounts required under the Term Loan of $1,000 and the amounts outstanding under the Revolver. During the third quarter of 2011, the Company borrowed $66,457 in conjunction with the acquisition of Glutino, and repaid amounts required under the Term Loan of $1,500 and $6,000 of amounts outstanding under the Revolver. During the fourth quarter of 2011, the Company repaid amounts required under the Term Loan of $1,500 and $3,500 of amounts outstanding under the Revolver. At December 31, 2011, $102,957 was outstanding under the Amended Credit Agreement.

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

In addition to the indebtedness under the Amended Credit Agreement, the Company has recorded a contract payable of $5,500 representing the unpaid balance on a 2010 acquisition. This amount will be paid in annual installments over the next four years, together with related interest. As of December 31, 2011, $1,375 of this amount is included within accrued expenses on the Consolidated Balance Sheet.

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(in thousands except shares and per share)

The Company is required to pay the following amounts for its debt and contract obligations:

2012	$10,525
2013	6,375
2014	6,375
2015	85,190
Total	$108,465

As of December 31, 2011, $10,525 is due in the next twelve months.  This amount takes into account the requirement that, beginning with the fiscal year ending December 31, 2011, the Company must make an annual prepayment equal to 25% of excess cash flow, as defined by the Amended Credit Agreement, unless its leverage ratio is less than 2.0.  The Company had a leverage ratio of 2.3 as of December 31, 2011 and therefore it is required to pay $4,142 under this prepayment calculation by April 9, 2012. The interest rate for outstanding obligations under the Amended Credit Agreement at December 31, 2011 was 4.05% while the interest rate on the unused line was 0.50%.

11.  Stock-Based Compensation

Stock-based compensation consists of stock options and restricted stock units (RSUs).

Stock Options

On February 15, 2011, stockholders approved an option exchange program (“Option Exchange”) to give certain employees (other than executive officers and directors) the opportunity to exchange eligible stock options for a fewer number of new stock options that have approximately the same fair value as the options surrendered as of the date of the exchange. The Option Exchange commenced on February 18, 2011 and expired on March 23, 2011. Eligible options included stock options granted on or before December 30, 2008 that had an exercise price above $6.90, which was the 52-week closing-price high as of February 18, 2011. A total of 2,497,500 eligible stock options (affecting 30 employees) were tendered and canceled in exchange for 1,465,322 replacement stock options. The replacement stock options have an exercise price of $4.60, which is equal to the closing market price of the Company's common stock on March 23, 2011. The replacement stock options were issued under the Second Amended and Restated Smart Balance, Inc. Stock and Awards Plan, as amended, (the “Plan”) and are subject to its terms and conditions. The replacement stock options vest in equal annual increments over a four-year period from the date of grant commencing on the first anniversary of the grant date, provided the employee is still employed on the anniversary date. Using the Black-Scholes and Monte Carlo option pricing models, the Company determined that the fair value of the surrendered stock options on a grant-by-grant basis was approximately equal, as of the date of the exchange, to the fair value of the replacement stock options received in the exchange.

The Company and its stockholders have authorized the issuance of up to 12,150,000 stock options under the Plan.  As a result of the Option Exchange, 432,178 of these options are no longer available to be granted. As of December 31, 2011, 2,977,500 options remained available for future grants under the Plan.

In addition, during the first quarter of 2008, the compensation committee and a sub-committee of the compensation committee approved the issuance of up to 1,375,000 inducement stock options grants to new employees outside of the Company’s stock plan pursuant to NASDAQ Marketplace Rule 4350.  As a result of the Option Exchange, 600,000 of these options are no longer available to be granted. As of December 31, 2011, 75,000 options remained available for future grants as inducement stock option grants to new employees.

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

Additional information with respect to stock option activity is as follows:

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(in thousands except shares and per share)

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Shares at December 31, 2009	12,256,000	$9.34	7.78
Options granted	1,740,000	6.45	9.46
Options exercised	—	—	—
Options canceled/forfeited	(2,489,375)	9.37	7.37
Shares at December 31, 2010	11,506,625	8.90	7.21
Options granted *	2,047,822	4.67	6.89
Options exercised	—	—	—
Options canceled/forfeited	(1,706,625)	9.03	6.77
Options exchanged	(2,497,500)	9.38	6.66
Shares at December 31, 2011	9,350,322	$7.82	6.48
Shares exercisable at December 31, 2011	3,246,750	$8.98	6.05
* Includes 1,465,322 replacement stock options granted in connection with the Option Exchange.

The weighted-average grant-date fair values of options granted during 2011, 2010 and 2009 were $2.19, $3.45 and $3.20, respectively.

The following summarizes non-vested share activity for 2011:

	Shares	Grant-Date Fair Value
Non-vested options at beginning of year	7,694,625	$4.50
Options granted	2,047,822	2.19
Options vested	(1,334,500)	4.06
Options forfeited	(753,125)	4.53
Options exchanged	(1,551,250)	4.85
Non-vested options at end of year	6,103,572	$3.74

As of December 31, 2011, the total compensation cost related to nonvested awards not yet recognized was $5,833 with a weighted average period of 1.89 years over which it is expected to be recognized.

The Company accounts for its stock-based compensation awards in accordance with authoritative accounting guidance for share-based payment, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

Stock-based compensation expense (pre-tax) included in operations is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Service period-based	$4,010	$6,300	$7,577
Market price-based $16.75	138	1,739	4,885
Market price-based $20.25	653	3,062	3,628
Total	$4,801	$11,101	$16,090

For the traditional service-based stock options, the Company estimated the fair value, as of the date of grant, using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.93% - 4.67%, expected life of 6.25 years for the service-based options and no dividends and volatility of 35.9% - 55.08%. The cost of the service-based stock options is being amortized over a four year vesting period. In the case of the market price-based stock options, the Company used the Monte Carlo valuation model and has assumed an expected life of 10 years.  The Company has incorporated a forfeiture rate of 3.0% on all time vested options.  The Company recognizes compensation expense for the market price-based

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(in thousands except shares and per share)

options over the estimated vesting period, which has been determined to be 2.75 – 4.82 years and 3.68 – 5.53 years for the $16.75 and $20.25 awards, respectively.

Restricted Stock Units

During 2011, the Company granted 90,000 RSUs to certain board members. These RSUs were issued under the Plan and are subject to its terms and conditions. The Company recognizes the compensation cost on these restricted stock awards on a straight-line basis over the requisite period the holder is required to render service. The Company recognized $63 of stock-based compensation expense for RSUs for the year ended December 31, 2011.

12.  Stock Repurchase Activities

In the fourth quarter of 2009, the Company's Board of Directors (the “Board”) approved the repurchase of up to $25.0 million of shares of the Company's common stock in 2010 and 2011. Through December 31, 2011, the Company repurchased 3,690,663 shares under this program at an average price of $4.23 per share for an aggregate purchase price of $15,595. In the fourth quarter of 2011, the share repurchase program was renewed starting January 1, 2012 and continuing through December 31, 2013, and the Company is authorized to purchase up to $25 million in shares during such time period.

13.  License

A substantial portion of the Company’s business is dependent on its exclusive worldwide license of certain technology from Brandeis University. This license agreement, dated September 1996, imposes certain obligations upon the Company, such as diligently pursuing the development of commercial products under the licensed technology. The agreement for each country expires at the end of the term of each patent in such country and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that the Company has failed to meet its obligations under the license agreement, Brandeis could seek to limit or terminate the Company’s license rights. Royalties earned by Brandeis included within "General and Administrative" expenses in the Consolidated Statement of Operations and Comprehensive Income (Loss) were $1,055, $977 and $991 in 2011, 2010 and 2009, respectively.

14.  Income Taxes

The components of the Company’s income tax provision for the years ended December 31, 2011, 2010 and 2009 consist of the following:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Income tax provision:
Current tax expense:
Federal	$10,436	$6,963	$3,540
State	2,081	1,361	74
Foreign	184	—	—
	12,701	8,324	3,614
Deferred tax benefit:
Federal	(763)	$(1,880)	$(1,909)
State	(259)	362	(347)
Foreign	(507)	—	—
	(1,529)	(1,518)	(2,256)
Provision for income taxes	$11,172	$6,806	$1,358

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(in thousands except shares and per share)

The reconciliation of the provision for income taxes based on the U.S. federal statutory income tax rate to the Company’s provision for income tax rates are as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Expected federal statutory taxes at 35%	35.00%	(35.00)%	35.00%
State tax, net of federal benefit	5.56%	1.11%	(7.80)%
Stock option forfeitures	10.29%	2.35%	—%
Goodwill impairment	—%	37.49%	—%
Valuation allowance	(0.23)%	0.04%	2.39%
Acquisition-related costs	2.48%	—%	—%
Other	0.54%	(0.38)%	(1.44)%
Provision for income taxes	53.64%	5.61%	28.15%

The rate reconciliation includes an adjustment to exclude the tax effect of recording certain non-qualified stock option forfeitures related to terminated employees, resulting in a $2,409 reduction of related deferred tax assets for 2011 and $3,224 in 2010 (future benefits that were recorded when the options were granted) since the Company would no longer be able to recognize those benefits. Shares are legally forfeited based on the terms of the severance arrangements and/or as dictated by the Stock Option Plan.

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

The components of the deferred tax asset and valuation allowance, resulting from temporary differences between accounting for financial and tax reporting purposes, were as follows:

	December 31, 2011	December 31, 2010
Deferred tax assets:
Stock-based compensation	$15,499	$16,045
Restructuring costs	299	1,127
Inventory	454	461
Accrued expenses	3,398	—
Net operating loss carryforwards in various states	204	248
Cumulative translation adjustment	840	—
Other	1,125	806
Total deferred tax assets	21,819	18,687
Less: Valuation allowance	(113)	(160)
Total net deferred tax assets	21,706	18,527
Deferred tax liabilities:
Intangible assets	(64,766)	(57,177)
Other	(3,115)	(3,195)
Total deferred tax liabilities	(67,881)	(60,372)
Net deferred tax liabilities	$(46,175)	$(41,845)
Deferred tax asset current	$5,299	$2,320
Long-term deferred tax assets	16,380	16,207
Long-term deferred tax liabilities	(67,854)	(60,372)
Net deferred tax (liabilities)	$(46,175)	$(41,845)

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(in thousands except shares and per share)

The Company has state net operating loss (“NOL”) carryforwards at December 31, 2011 of approximately $4,209 for income tax purposes, which begin expiring in 2014. A valuation allowance was established for approximately $113 for various state net operating losses that may expire prior to their realization. The Company, based on a portion of these NOLs not being realizable and based on the states' effective tax rates, has not established a valuation allowance for the realization of the remaining deferred tax assets, as the Company has determined that it is more likely than not that the assets will be fully realized.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of December 31, 2011 and 2010 is as follows:

	December 31, 2011	December 31, 2010
Gross balance at January 1	$222	$233
Additions based on tax positions related to the current year	67	186
Deletions for tax positions of prior years	(116)	(197)
Gross balance at December 31	173	222
Interest and penalties	44	62
Gross balance at December 31	$217	$284

At December 31, 2011, the liability for income taxes associated with uncertain tax positions was $217, of which $143, if recognized would affect the effective tax rate. The Company recognized interest and penalties related to unrecognized tax benefits as a component of income tax expense. The gross liability as of December 31, 2010 was $284. The liability of $217 at December 31, 2011 includes accrued interest of $39 and penalties of $5.

The Company believes it is reasonably possible that the gross tax liability for uncertain tax position of $217 will reverse within the next 12 months based on potential settlements with related tax authorities in various jurisdictions.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company was subject to examination by the IRS for tax years ended 2008 through 2009 which was closed as of December 31, 2011.
15.  Commitments

The following table summarizes contractual obligations and borrowings as of December 31, 2011 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business.

Contractual Obligations (in thousands)

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(in thousands except shares and per share)

	Total	Due in Less Than 1 Year	Due in 1 – 3 Years	Due in 3 – 5 Years	Due in More Than 5 Years
Building Leases(1)	$3,892	$1,342	$2,221	$329	$—
Commodity Purchase Commitments(2)	54,775	54,775	—	—	—
Debt Obligations(3)	108,465	10,525	12,750	85,190	—
Brandeis Contract	380	50	180	150	—
	$167,512	$66,692	$15,151	$85,669	$—
Note: Deferred tax liabilities and deferred compensation are omitted from this schedule because their ultimate payoff date cannot be reasonably established given the long term nature of these obligations.

(1)
Includes: (i) a lease agreement for the lease of a corporate office facility located in Paramus, NJ expiring on May 31, 2015 with the option to extend the lease for two additional five year terms and an additional lease of an adjacent business suite at the same facility expiring on November 30, 2013 with an option to renew through May 31, 2015, (ii) three lease agreements for the lease of a corporate office facility located in Niwot, Colorado expiring on July 31, 2015 with the option to extend each lease for 36 months, (iii) two lease agreements for manufacturing and storage space in Laval, Quebec, Canada, expiring on February 4, 2015 and March 31, 2015, both with an option to extend for an additional four year term, and (iv) a lease agreement relating to an administrative office in Lawrence, Massachusetts which expires on August 31, 2013. Rental expense for operating leases for 2011 was $1.1 million and for the years 2012 through 2016 is shown above.

(2)
Forward purchase commitments for a portion of the Company’s projected requirement for commodity purchase commitments. These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price. Based on the most recent prices, these commitments would have a current value of approximately $58.7 million as of December 31, 2011. The commitments are expected to be liquidated by the end of the fourth quarter of 2012.

(3)	For more information on our debt obligations, see the section entitled “Secured Debt Financing” located in the "Liquidity and Capital Resources" section of this report.

16.  Legal Proceedings and Contingencies

The Company is currently involved in the following legal proceedings:

In February, 2010 a lawsuit was filed against Smart Balance, Inc. in the Federal District Court for the Central District in California in Santa Ana, California alleging, among other things, violations of California's unfair competition law, false advertising, and consumer remedies act relating to the Company's Nucoa® stick margarine product, which represented less than [1]% of the Company's sales in 2010.  The Company has vigorously defended itself in this litigation.  During the third quarter of 2011, an opportunity to settle this litigation was presented, and the Company determined that the settlement amount would be less than the cost to continue to defend.  Accordingly, the Company entered into a settlement agreement to resolve this lawsuit, which remains subject to final approval by the court.  Once finally approved, however, the settlement requires the Company to pay up to a total of $1,060, which includes a claim fund to provide cash refunds to eligible retail purchasers of the Nucoa product during 2000 to 2010, attorneys' fees and other litigation expenses that will ultimately be determined by the court.  This amount has been charged to expense in the 2011 period and is included within “general and administrative” expenses in the consolidated statement of operations of the Company and its subsidiary for the fiscal year ended December 31, 2011. Any unclaimed funds from the settlement fund will be donated to a university to fund the research and development of healthier foods.

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

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(in thousands except shares and per share)

On October 19, 2011, a class action lawsuit was filed against Smart Balance, Inc. in US District Court, District of New Jersey alleging that the labeling and marketing of our Smart Balance® Fat Free Milk and Omega-3 product is unfair, deceptive, and improper because the product contains 1 gram of fat from an Omega-3 oil blend.  The Company filed a motion to dismiss in response to the complaint and subsequently the plaintiff filed an amended complaint. The Company has subsequently filed another motion to dismiss the amended complaint. The Company intends to vigorously defend itself in this litigation.  The Company does not expect that the resolution of this matter will have a material adverse effect on its business.

The Company is not a party to any other legal proceeding that it believes would have a material adverse effect on its business, results of operations or financial condition.

17.  Selected Quarterly Financial Data (unaudited)

The following table presents certain unaudited quarterly results for the years 2011 and 2010:

	Three Months Ended				Year Ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$59,722	$59,021	$71,660	$83,934	$274,337
Gross profit	28,372	28,172	30,235	36,360	123,139
Net income	$3,543	3,329	$1,143	$1,645	$9,660
Net income available for common shares	$3,543	$3,329	$1,143	$1,645	$9,660
Income per share – diluted	$0.06	$0.06	$0.02	$0.03	$0.16
Diluted weighted average common shares outstanding	59,892,031	59,721,217	58,986,833	59,120,714	59,284,978

	Three Months Ended				Year Ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$63,635	$55,634	$59,939	$62,759	$241,967
Gross profit	33,348	26,863	28,550	28,075	116,836
Net income (loss)	$2,981	(133,133)*	$1,654	$337	$(128,161)
Net income (loss) available for common shares	$2,981	$(133,133)	$1,654	$337	$(128,161)
Income (loss) per share – diluted	$0.05	$(2.13)	$0.03	$0.01	$(2.08)
Diluted weighted average common shares outstanding	62,632,799	62,460,844	61,154,018	60,447,367	61,665,824

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

In addition, the Company recorded an impairment loss of $130,000 in the second quarter of 2010 (see footnote 7 for further details).

SMART BALANCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(in thousands except shares and per share)

18.  Subsequent Events

On January 3, 2012, the compensation committee of the Board of Directors approved equity grants to the senior management team and employee directors. These equity grants included the issuance to Mr. Hughes of 750,000 performance-based restricted stock units (each equal to one share of stock) and 750,000 performance-based stock options, both of which will vest when certain price targets of the Company's stock are reached for a period of 20 out of 30 consecutive days. Separately, a total of 800,000 (200,000 each) restricted stock units (each equal to one share of stock) were also granted to Messrs. Dray, Hooper, Matar and Schulke; half of which will vest in approximately two years and half of which will vest in approximately four years.