Form 10-Q
period 2012-03-31
SMART BALANCE, INC.
filed 2012-05-03
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2012	Commission File Number 001-33595

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
Yes ☐     No ☒

As of May 3, 2012, the Registrant had 58,940,554 shares of common stock, par value $.0001 per share, outstanding.

SMART BALANCE, INC.

i

Cautionary Note Regarding Forward Looking Statements

Statements made in this quarterly report that are not historical facts, including statements about the Company's plans, strategies, beliefs and expectations, are forward-looking and subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may include use of the words “expect”, “anticipate”, “plan”, “intend”, “project”, “may”, “believe” and similar expressions. Forward-looking statements speak only as of the date they are made, and, except for the Company's ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statement, whether to reflect actual results of operations, changes in financial condition, changes in general economic or business conditions, changes in estimates, expectations or assumptions, or circumstances or events arising after the filing of this quarterly report. Actual results may differ materially from such forward-looking statements for a number of reasons, including those risks and uncertainties set forth in "Item 1A. Risk Factors," located in our annual report on Form 10-K for the year ended December 31, 2011, and the Company's ability to:

•	maintain and grow those revenues derived from our Smart Balance® buttery spread products from which we generate a substantial portion of our revenues;
•maintain margins during periods of commodity cost fluctuations;
•introduce and expand distribution of our new products;
•meet marketing and infrastructure needs;
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
•operate outside of the U.S.;
•successfully maintain relationships with the co-packers for our Glutino® and Gluten-Free Pantry® products;
•grow net sales in a competitive environment and with increasingly price sensitive consumers; and
•maintain volume in light of price increases stemming from rises in commodity costs.

Part I.  Financial Information

Item 1. Financial Statements

SMART BALANCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,328	$7,959
Accounts receivable, net of allowance of: $388 (2012) and $343 (2011)	20,345	20,030
Accounts receivable - other	1,683	1,124
Inventories	16,417	15,698
Prepaid taxes	1,390	981
Prepaid expenses and other assets	3,453	2,149
Deferred tax asset	4,535	5,299
Total current assets	54,151	53,240
Property and equipment, net	16,105	13,804
Other assets:
Goodwill	266,809	266,598
Intangible assets, net	183,112	183,822
Deferred costs, net	2,520	2,690
Other assets	1,516	1,478
Total other assets	453,957	454,588
Total assets	$524,213	$521,632
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$36,260	$40,358
Income taxes payable	217	217
Current portion of long-term debt	5,151	9,150
Total current liabilities	41,628	49,725
Long-term debt	100,813	93,815
Deferred tax liability	50,664	51,474
Contract payable	2,750	4,125
Other liabilities	1,026	877
Total liabilities	196,881	200,016

Commitment and contingencies
Stockholders' equity
Common stock, $.0001 par value, 250,000,000 shares authorized; 62,631,217 and 62,630,683 issued in 2012 and 2011, respectively and 58,940,554 and 58,940,020 outstanding in 2012 and 2011, respectively	6	6
Additional paid in capital	540,992	539,432
Accumulated deficit	(197,264)	(200,967)
Accumulated other comprehensive loss, net of tax	(807)	(1,260)
Treasury stock, at cost (3,690,663 shares in 2012 and 2011)	(15,595)	(15,595)
Total stockholders' equity	327,332	321,616
Total liabilities and stockholders' equity	$524,213	$521,632
 See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
Net sales	$79,291	$59,722
Cost of goods sold	44,211	31,350
Gross profit	35,080	28,372

Operating expenses:
Marketing	6,805	5,501
Selling	6,803	5,150
General and administrative	13,716	10,128
Total operating expenses	27,324	20,779
Operating income	7,756	7,593

Other income (expense):
Interest expense	(1,160)	(790)
Other (expense) income, net	(458)	654
Total other (expense)	(1,618)	(136)
Income before income taxes	6,138	7,457
Provision for income taxes	2,435	3,914
Net income	$3,703	$3,543

Earnings per share:
Basic	$0.06	$0.06
Diluted	$0.06	$0.06

Weighted average shares outstanding:
Basic	58,940,044	59,891,323
Diluted	59,314,358	59,892,031

Net income	$3,703	$3,543
Other comprehensive income, net of tax:
Foreign currency translation adjustment	453	—
Other comprehensive income	453	—
Comprehensive income	$4,156	$3,543

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$3,703	$3,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	2,581	1,543
Amortization of deferred financing costs	170	122
Deferred income taxes	(348)	1,012
Stock based compensation	1,562	1,766
Changes in assets and liabilities:
Accounts receivable	(285)	(1,275)
Inventories	(634)	(638)
Income taxes receivable	—	—
Prepaid expenses and other assets	(1,895)	(1,633)
Prepaid taxes	(405)	—
Accounts payable and accrued expenses	(4,051)	142
Net cash provided by operating activities	398	4,582
Cash flows from investing activities
Purchase of property and equipment	(2,842)	(456)
Patent/trademark defense costs	(830)	(29)
Net cash (used in) investing activities	(3,672)	(485)
Cash flows from financing activities
Proceeds from issuance of long term debt	4,000	1,627
Repayment of debt	(2,376)	—
Payments for loan costs	—	(1,625)
Purchase of treasury stock	—	(2,147)
Net cash provided by (used in) financing activities	1,624	(2,145)
Effects of exchange rate changes on cash and cash equivalents	19	—
Net (decrease) increase in cash and cash equivalents for the period	(1,631)	1,952
Cash and cash equivalents - beginning of period	7,959	3,840
Cash and cash equivalents - end of period	$6,328	$5,792
Cash paid during the period for:
Income taxes	$3,191	$2,608
Interest	$1,275	$700

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

1.     General and Basis of Presentation

Smart Balance, Inc. (the “Company”) is a consumer foods company that markets a wide array of consumer foods products for sale primarily in the U.S. and Canada.

The significant accounting policies summarized in Note 3 to the audited consolidated financial statements included in the Company's 2011 Annual Report on Form 10-K have been followed in preparing the accompanying consolidated financial statements.

The accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Smart Balance, Inc. included in the Company's 2011 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The Company offers its customers and consumers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and co-op advertising; such amounts are estimated and recorded as a reduction in revenue. For interim reporting, the Company estimates the total annual sales incentives for most programs and records a pro rata share in proportion to forecasted annual revenue. As a result, the Company has recorded a prepaid expense at March 31, 2012 of $1,274, which will be charged to expense over the remainder of the year.

Segments

Authoritative accounting guidance requires segment information to be prepared using the “management” approach. The management approach is based on the method that management organizes the segments within the Company for making operating decisions and assessing performance. The Company evaluates all products, makes operating decisions and performance assessments based on a total company approach and therefore considers itself as having only one segment.  The Company’s buttery spreads business, marketed primarily under Smart Balance®, Earth Balance®, and Bestlife™, is by far the most developed and accounted for approximately 56% of  sales for the three months ended March 31, 2012 and 72% of sales for the three months ended March 31, 2011.

2.      Acquisition

On August 3, 2011, the Company acquired the Glutino Food Group ("Glutino"), for total consideration of $66,319. Glutino is a leading manufacturer and marketer of innovative, premium-priced, gluten-free foods sold under the Glutino® and Gluten-Free Pantry® brands. Glutino offers a wide range of shelf-stable and frozen gluten-free products, including snack foods, frozen baked goods, frozen entrees and baking mixes throughout North America. The gluten-free market is complementary with the Company's corporate vision of creating a health and wellness innovation platform that builds brands targeted at highly motivated consumer needs. The Company accounted for the acquisition pursuant to ASC No. 805, Business Combinations and the final purchase price allocation can change based on the finalization of certain tax calculations.

The following unaudited pro forma financial information presents the combined results of the Company and Glutino as though the acquisition had been consummated as of January 1, 2011:

SMART BALANCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Three Months Ended March 31,
2011
Net sales	$74,337
Net income	1,790
Basic and diluted earnings per share	$0.03

Included in the pro forma results for 2011 is the interest expense related to the increased borrowings under the revolver related to the acquisition, a one-time charge to reflect the estimated fair value of finished goods acquired and the amortization expense of the fair value of the finite-lived intangible assets, as though the acquisition had been consummated as of the beginning of the period presented. Also included in the pro forma results is $2,754 of acquisition related costs, pertaining mostly to legal and investment banking fees.

The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the period indicated nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any potential net sales enhancements or operating efficiencies that could result from the acquisition.
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

At March 31, 2012 and December 31, 2011, information about inputs into the fair value measurements of the Company’s assets and liabilities that are made on a recurring basis was as follows:

	Fair Value Measurements at Reporting Date Using Total Fair Value and Carrying Value on Balance Sheet (1)
	March 31, 2012	December 31, 2011
Assets:
Deferred compensation (2)	$767	$680
Derivative assets (3)	—	173
Total assets	$767	$853

Liabilities:
Deferred compensation (2)	$947	$717
Derivative liabilities (3)	184	—
Total liabilities	$1,131	$717

(1) All fair value measurements were based upon significant other observable inputs (Level 2).
(2) Deferred compensation assets are recorded in "Other assets" and deferred compensation liabilities are recorded in "Other liabilities" in the Consolidated Balance Sheets.
(3) Derivative assets are recorded in "Accounts receivable - other" and derivative liabilities are recorded in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets.

SMART BALANCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

The Company uses derivative financial instruments, principally commodity exchange contracts, to manage risks from fluctuations in commodity costs. Derivative financial instruments are not used for the purpose of creating speculative positions or for trading purposes. Related contracts are recorded in the balance sheet at fair value using market prices and rates prevailing at the balance sheet date obtained from independent exchanges. Changes in the fair value are recognized through earnings in the period in which they occur in "Other income (expense)" in the Consolidated Statement of Operations and Comprehensive Income. Amounts recognized were a loss of $329 and a gain of $755 for the three months ended March 31, 2012 and 2011, respectively. Contracts are entered into having maturities of no more than twelve months.

SMART BALANCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

4.    Inventory

Inventories consist of the following:

	March 31, 2012	December 31, 2011
Finished product	$15,539	$14,589
Raw materials	878	1,109
Total	$16,417	$15,698

5.    Property and Equipment

Property and equipment consist of the following:

	March 31, 2012	December 31, 2011
Software development costs	$6,388	$6,089
Machinery and equipment	8,197	7,487
Furniture and fixtures	1,202	1,198
Leasehold improvements	5,375	666
Gross assets	21,162	15,440
Less: accumulated depreciation	(5,057)	(4,399)
Construction in progress	—	2,763
Property and equipment, net	$16,105	$13,804

Depreciation expense was $692 and $372 for the three months ended March 31, 2012 and 2011, respectively.

6.    Goodwill and Intangible Assets

The following summarizes the changes in goodwill:

SMART BALANCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Balance as of January 1, 2012
Goodwill	$396,598
Accumulated impairment loss	(130,000)
266,598
Translation adjustments	211

Balance as of March 31, 2012
Goodwill	396,809
Accumulated impairment loss	(130,000)
$266,809

Balance as of January 1, 2011
Goodwill	$378,912
Accumulated impairment loss	(130,000)
248,912

Goodwill acquired during the year	18,189
Translation adjustments	(503)

Balance as of December 31, 2011
Goodwill	396,598
Accumulated impairment loss	(130,000)
$266,598

Intangible assets, net consisted of the following major classes as of March 31, 2012:

	Gross Carrying Amount	Accumulated Amortization	Translation Adjustments	Net Carrying Value
Patent technology	$41,565	$(19,628)		$21,937
Supply relationships	1,000	(329)		671
Customer relationships	25,963	(1,701)	(705)	23,557
Subscription database	2,900	(725)		2,175
Trademarks	134,848	(76)		134,772
Total intangible assets, net	$206,276	$(22,459)	$(705)	$183,112

Intangible assets, net consisted of the following major classes as of December 31, 2011:

	Gross Carrying Amount	Accumulated Amortization	Translation Adjustments	Net Carrying Value
Patent technology	$40,797	$(18,575)		$22,222
Supply relationships	1,000	(313)		687
Customer relationships	25,963	(1,054)	(1,054)	23,855
Subscription database	2,900	(580)		2,320
Trademarks	134,786	(48)		134,738
Total intangible assets, net	$205,446	$(20,570)	$(1,054)	$183,822
 Amortization expense was $1,889 and $1,171 for the three months ended March 31, 2012 and 2011, respectively.  Based on the Company's amortizable intangible assets as of March 31, 2012, amortization expense is expected to be approximately $5,667 for the remainder of 2012 and range from approximately $7,000 to $7,600 for each of the next five fiscal years.

SMART BALANCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

7.    Restructuring and Other Actions

In connection with the restructuring of the Company to improve future operations, severance charges associated with workforce reductions and other facility closure and exit costs were recorded during 2010. Restructuring charges are included in "General and administrative" expense in the Consolidated Statement of Operations and Comprehensive Income.

The following table sets forth the activity affecting the restructuring accrual during the three months ended March 31, 2012:

	Severance	Other Closure and Exit Costs	Total
Balance as of December 31, 2011	$873	$220	$1,093
Charges incurred	—	—	—
Cash payments	(293)	(30)	(323)
Adjustments	(146)	8	(138)
Balance as of March 31, 2012	$434	$198	$632

The current portion of accrued restructuring costs as of March 31, 2012 is $553 and is reflected in "Accounts payable and accrued expenses" and the remaining liability of $79 is reflected in "Other liabilities" in the Consolidated Balance Sheets. The liabilities for other closure and exit costs primarily relate to contractually required lease obligations and other contractually committed costs associated with abandoned office space.  The Company expects to pay the remaining restructuring obligations within approximately two years, with the majority of the obligations being paid within the next twelve months.

8.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2012	December 31, 2011
Accounts payable	$14,966	$13,536
Accrued trade spend	6,109	5,796
Accrued marketing	2,450	4,217
Current portion of contract payable	1,375	1,375
Accrued restructuring	553	933
Accrued incentives	2,466	4,444
Accrued other	8,341	10,057
Total	$36,260	$40,358

9.    Long-Term Debt and Contract Payable

Long-term debt consists of the following:

SMART BALANCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2012	December 31, 2011

Term loan	$45,000	$46,000
Revolver	60,957	56,957
Capital lease	7	8
Total long-term debt	105,964	102,965
Less: Current portion	5,151	9,150
Long-term debt	$100,813	$93,815

Note: For further information on the definitions and terms of the Company's debt, see Note 10 of the Notes to the Company's audited annual consolidated financial statements included in the Company's 2011 Annual Report on Form 10-K under the caption "Item 8 - Consolidated Financial Statements and Supplementary Data."

The term loan and revolver which are governed by an amended and restated credit agreement covering GFA Brands, Inc., a wholly-owned subsidiary of the Company, Bank of Montreal, as administrative agent, and the various lenders named therein ("the Amended Credit Agreement"), have a maturity date of November 4, 2015.

As of March 31, 2012, $44,043 was available for borrowing under the revolver.

The interest rate for outstanding obligations under the Amended Credit Agreement at March 31, 2012 was 3.49% while the interest rate on the unused line was 0.50%.

First Quarter Events

During the first quarter of 2012, the Company borrowed $4,000 under the revolver, and repaid amounts under the term loan of $1,000. Because the Company's leverage ratio was more than 2.0 as of December 31, 2011, the Company was required to make a prepayment in April 2012.  In April 2012, the Company entered into a Second Amendment to the Amended and Restated Credit Agreement (the “Amendment”) which modified the definition of “Excess Cash Flow” under the Amended Credit Agreement to exclude the results of Glutino's operations for the periods prior to the Company's ownership of Glutino, and to also exclude certain expenses relating to the acquisition and integration of Glutino.  After giving effect to the Amendment, the Company was required to make a prepayment of $2,653 in April 2012.

Covenants

The Amended Credit Agreement contains covenants that are customary for agreements of this type. These covenants include, among others: a limitation on the incurrence of additional indebtedness; a limitation on mergers, acquisitions, investments and dividend payments; and maintenance of specified financial ratios. The Amended Credit Agreement increased the threshold of Permitted Acquisitions (as defined in the Amended Credit Agreement) by the Company from $50,000 in a fiscal year under the Company's prior credit agreement to $150,000 for an individual acquisition. Under the Amended Credit Agreement, the Company must maintain (1) a Leverage Ratio (as defined in the credit agreement) that is not greater than 3.25 to 1.00 until December 30, 2012 and not greater than 3.00 to 1.00 thereafter and (2) a ratio of EBITDA to Debt Service (as defined in the Amended Credit Agreement), in each case for the prior four fiscal quarters, of not less than 2.00 to 1.00. The Company is also limited to spending not more than $14,500 of capital expenditures per year with any unexpended amounts carried over to the next twelve months. At March 31, 2012, the Company was in compliance with all of its covenants.

Guarantees and Security

There have been no material changes to the guarantees and security provisions of the debt instruments under which the Company's indebtedness as of March 31, 2012 has been issued from the terms as disclosed in the Company's 2011 Annual Report on Form 10-K.

Contract Payable

SMART BALANCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

In addition to the indebtedness under the Amended Credit Agreement, the Company has recorded a contract payable of $4,125 representing the unpaid balance on a 2010 acquisition. This amount will be paid in annual installments over the next three years, together with related interest. As of March 31, 2012, $1,375 of this amount is included within "Accounts payable and accrued expenses" on the Consolidated Balance Sheet.

Maturities

The Company is required to pay the following amounts for its debt and contract obligations during the years ended December 31:

2012	$4,155
2013	6,357
2014	6,357
2015	93,220
Total	$110,089

As of March 31, 2012, $6,526 is due in the next twelve months.  This amount does not take into account the amount, if any, of the requirement that, for the fiscal year ending December 31, 2012, the Company make an annual payment equal to 25% of excess cash flow, as defined by the Amendment, unless its leverage ratio is less than 2.0.  The Company currently has a ratio of greater than 2.0.
10.    Stock-Based Compensation

Stock-based compensation consists of stock options and restricted stock units ("RSUs").

Stock Options

The Company and its stockholders have authorized the issuance of up to 12,150,000 stock options under its Second Amended and Restated Stock and Awards Plan ("the "Stock Plan").  As a result of the 2011 option exchange program ("Option Exchange"), 432,178 of these options are no longer available to be granted. As of March 31, 2012, 892,758 options remained available for future grants.

In addition, during the first quarter of 2008, the compensation committee and a sub-committee of the compensation committee approved the issuance of up to 1,375,000 inducement stock options grants to new employees outside of the Company’s stock plan pursuant to NASDAQ Marketplace Rule 4350.  As a result of the Option Exchange, 600,000 of these options are no longer available to be granted. As of March 31, 2012, 60,000 options remained available for future grants.

The Company utilizes traditional service-based stock options typically with a four year graded vesting (25% vest each year). The Company also grants market condition-based stock options which vest when the underlying stock price reaches $8.00, $12.00, $16.00, $16.75 and $20.25 and remains there for 20 out of 30 consecutive trading days. Stock options are granted to recipients at exercise prices not less than the fair market value of the Company’s stock on the dates of grant.

Additional information with respect to stock option activity is as follows:

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding at December 31, 2011	9,350,322	$7.82	6.48
Options granted	1,074,805	$5.45	9.78
Options exercised	(2,500)	4.33	8.83
Options canceled/forfeited	(523,097)	8.12	6.85
Options outstanding at March 31, 2012	9,899,530	$7.55	6.62
Exercisable at March 31, 2012	3,842,463	$8.47	5.88

SMART BALANCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

The weighted-average grant-date fair value of options granted during the first quarter of 2012 was $3.08.

As of March 31, 2012, the total compensation cost related to non-vested awards not yet recognized was $8,356 with a weighted average remaining period of 1.81 years over which it is expected to be expensed.

Stock-based compensation expense (pre-tax) relating to stock options included in operations is as follows:

	Three Months Ended March 31,
	2012	2011
Service period-based	$481	$1,299
Market price-based $8.00	131	—
Market price-based $12.00	60	—
Market price-based $16.00	42	—
Market price-based $16.75	32	45
Market price-based $20.25	26	422
Total	$772	$1,766

For the traditional service-based stock options, the Company estimated the fair value, as of the date of grant, using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.93% - 4.67%, expected life of 6.25 years for the service-based options, no dividends and volatility of 35.9% - 55.08%. The cost of the service-based stock options is being amortized over a four year vesting period. In the case of the market price-based stock options, the Company used the Monte Carlo valuation model and has assumed an expected life of 10 years.  The Company has incorporated a forfeiture rate of 3% on all stock options.  The Company recognizes compensation expense for the market price-based options over the estimated vesting period, which has been determined to be 1.43 years for the $8 awards, 2.92 years for the $12 awards, 3.90 years for the $16 awards, 2.75 – 4.82 years for the $16.75 awards and 3.68 – 5.53 years for the $20.25 awards.

Restricted Stock Units

In 2011, the Company began granting RSUs to certain board members and employees. These RSUs were issued under the Stock Plan and are subject to its terms and conditions. The Company issued RSUs where the compensation cost is recognized on a straight-line basis over the requisite period the holder is required to render service. The Company also issued market condition-based RSUs which vest when the underlying stock price reaches $8.00, $12.00 and $16.00, and remains there for 20 out of 30 consecutive trading days. As of March 31, 2012, the Company has issued 1,640,000 RSUs. The Company recognized $790 of stock-based compensation for these RSUs in the quarter ended March 31, 2012.

11.    Stock Repurchase Activities

In the fourth quarter of 2009, the Company's Board of Directors (the “Board”) approved the repurchase of up to $25,000 of shares of the Company's common stock in 2010 and 2011. Through December 31, 2011, the Company repurchased 3,690,663 shares under this program at an average price of $4.23 per share for an aggregate purchase price of $15,595. In the fourth quarter of 2011, the share repurchase program was renewed starting January 1, 2012 and continuing through December 31, 2013, and the Company is authorized to purchase up to $25,000 in shares during such time period. No shares were repurchased during the first quarter of 2012.

12.    License

A substantial portion of the Company’s business is dependent on its exclusive worldwide license of certain technology from Brandeis University. This license agreement, dated September 1996, imposes certain obligations upon the Company, such as diligently pursuing the development of commercial products under the licensed technology. The agreement for each country expires at the end of the term of each patent in such country and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that the Company has failed to meet its obligations under the license agreement, Brandeis could seek to limit or terminate the Company’s license rights. Royalties earned by Brandeis are included within "General and Administrative" expenses in the

SMART BALANCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Consolidated Statement of Operations and Comprehensive Income were $309 and $335 for the three months ended March 31, 2012 and 2011, respectively.

13.    Income Taxes

The Company's effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which it operates and the amount of taxable income it earns. The effective tax rate for the first quarter of 2012 was 39.67%.  The Company's effective tax rate for the balance of 2012 is estimated to be 40%, excluding the additional tax charges resulting from stock option forfeitures.

The Internal Revenue Service ("IRS") has completed the examination of the 2008 & 2009 federal tax returns. Prior periods have either been audited or are no longer subject to IRS audit. In most state jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2007.

14.    Earnings Per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2012	2011
Basic and diluted earnings per share:
Numerator:
Net income	$3,703	$3,543

Denominator:
Weighted average shares used in basic computation	58,940	59,891
Add: Stock options	374	1
Weighted average shares used in diluted computation	59,314	59,892

Earnings per share, basic	$0.06	$0.06
Earnings per share, diluted	$0.06	$0.06

Options to purchase 7.5 million shares and 9.8 million shares, respectively, of common stock were outstanding during the three months ended March 31, 2012 and 2011 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares. Diluted earnings per share for the three months ended March 31, 2012 and 2011, excluded the weighted-average impact of the assumed exercise of approximately 3.7 million and 0.1 million shares, respectively, because such impact would be anti-dilutive.

15.    Commitments and Contingencies

Commitments

In addition to those disclosed in the Company's 2011 Annual Report on Form 10-K, as of March 31, 2012, the Company had the following commitments:

Forward purchase commitments for a portion of the Company's projected commodity requirements. These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price. These

SMART BALANCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

commitments total approximately $52,423 as of March 31, 2012. The majority of these commitments are expected to be liquidated within one year.

Legal Proceedings

The Company is currently involved in the following legal proceedings:

In February, 2010 a lawsuit was filed against Smart Balance, Inc. in the Federal District Court for the Central District in California in Santa Ana, California alleging, among other things, violations of California's unfair competition law, false advertising, and consumer remedies act relating to the Company's Nucoa® stick margarine product, which represented less than 1% of the Company's sales in each of 2010 and 2011. During the third quarter of 2011, the Company entered into a settlement agreement to resolve this lawsuit. On April 16, 2012, the court preliminarily approved the settlement.  Once final approval is given, the settlement requires the Company to pay up to a total of $1,060, which includes a claim fund to provide cash refunds to eligible retail purchasers of the Nucoa product during 2000 to 2010, attorneys' fees and other litigation expenses that will ultimately be determined by the court.  This amount was charged to expense during the third quarter of 2011. Any unclaimed funds from the settlement fund will be donated to a university to fund the research and development of healthier foods.

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

On October 19, 2011, a class action lawsuit was filed against Smart Balance, Inc. in US District Court, District of New Jersey alleging that the labeling and marketing of the Company's Smart Balance® Fat Free Milk and Omega-3 product is unfair, deceptive, and improper because the product contains 1g of fat from the Omega-3 oil blend in the product.  The Company intends to vigorously defend itself in this litigation. The Company filed a Motion to Dismiss in response to the Complaint. The plaintiff subsequently filed an Amended Complaint and the Company has filed a second Motion to Dismiss in response.  The Company does not expect that the resolution of this matter will have a material adverse effect on its business.

The Company is not a party to any other legal proceeding that it believes would have a material adverse effect on its business, results of operations or financial condition.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the March 31, 2012 Consolidated Financial Statements and the related Notes contained in this quarterly report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2011. Forward-looking statements in this section are qualified by the cautionary statements included under the heading “Cautionary Note Regarding Forward Looking Information,” above.

Company Overview

We are a consumer food products company that competes primarily in the retail branded food products industry and focuses on providing superior tasting, solution-driven products in every category we enter.  We market buttery spreads, enhanced milk, cooking oil, peanut butter, mayonnaise dressing, microwave popcorn and other products primarily under the Smart Balance® brand. In the natural food channel, we sell similar natural and organic products under the Earth Balance® brand. Since August 3, 2011, our subsidiary Glutino Food Group ("Glutino") has marketed gluten-free products in the U.S. and Canada under the Glutino® and Gluten-Free Pantry® brands. Buttery spreads, marketed under our Smart Balance®, Earth Balance® and Bestlife™ brands, is by far our most developed category and accounted for approximately 56% of sales for the three months ended March 31, 2012.  Our products are sold primarily in the U.S., with certain products also available in Canada. We primarily outsource production of finished goods to third-party manufacturers.  Glutino currently has one leased manufacturing facility in Canada dedicated to the manufacturing of gluten-free products. Currently, we are the number three marketer of spreads in the U.S., based on data from The Nielsen Company, on a dollar basis. For 2011, our spreads share of market in dollars was 14.6%, a decrease of 0.7 percentage points from the same period in 2010.

We believe success in the dairy aisle will be a key driver toward our growth goals. Beginning in 2010, we began to distribute Smart Balance® premium enhanced milk nationally and gained share against regional competitors. We continue to add new customers by adding new varieties of products and working to expand distribution in channels beyond traditional supermarkets. In 2012, we launched Smart Balance® Butter and Canola Oil blends.

Our Earth Balance® brand continues to gain share and distribution in the broader grocery channel with its spread products while expanding beyond our core spreads in the natural food channel. In 2010, we introduced Earth Balance® Organic Soymilk, in 2011 we introduced Earth Balance® Organic Coconut Spread and Mindful Mayo® Dressing and Sandwich Spread, a refrigerated vegan mayo, and in 2012 we launched Earth Balance® Coconut Peanut Spread. We began distribution of Bestlife™ spreads in March 2010. The Best Life® program was developed by Bob Greene, Oprah's trainer and nutritional advisor. In the fourth quarter of 2010 we acquired full rights to sell food products under the Bestlife™ brand, as well as ownership of the Best Life website. We believe the brand and the website are unique assets for expansion as we broaden the scope of our products beyond a heart health focus and into other areas, such as the weight management and need-state areas.

Glutino offers a wide range of shelf-stable and frozen gluten free products, including snack foods, frozen baked goods, frozen entrees and baking mixes, throughout North America under the Glutino® and Gluten Free Pantry® brands.

Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

	Three Months Ended March 31,
(In millions, except per share data)	2012	2011	$ Change	% Change
Net sales	$79.3	$59.7	$19.6	32.8%
Cost of goods sold	44.2	31.3	12.9	41.2%
Gross profit	35.1	28.4	6.7	23.6%
Operating expenses	27.3	20.8	6.5	31.3%
Operating income	7.8	7.6	0.2	2.6%
Other expenses, net	(1.7)	(0.2)	(1.5)	NM
Income before income taxes	6.1	7.4	(1.3)	(17.6)%
Provision for income taxes	2.4	3.9	(1.5)	(38.5)%
Net income	$3.7	$3.5	$0.2	5.7%
Earnings per share:
Basic	$0.06	$0.06	N/A	N/A
Diluted	$0.06	$0.06	N/A	N/A
NM = Not meaningful
N/A = Not applicable

Net Sales:

Our net sales for the three months ended March 31, 2012 increased by 32.8% from the same period in 2011. The increase was primarily related to the addition of Glutino's results (acquired in August 2011 and as such not included in our March 31, 2011 results), higher selling prices, specifically in spreads and peanut butter, and increased volume in milk. The increase was partially offset by lower volumes in spreads.

Cost of Goods Sold:

Cost of goods sold for the three months ended March 31, 2012 increased 41.2% from the same period in 2011. The increase was primarily related to the addition of Glutino's results and increased commodity costs, primarily for vegetable oils and milk, partially offset by lower volumes.

Gross Profit:

Gross profit as a percentage of net sales was 44.2% for the three months ended March 31, 2012 compared to 47.5% during the same period in 2011. The decrease in gross profit was primarily related to the addition of Glutino (which has lower margins), lower volume and the impact of increased commodity costs, partially offset by higher selling prices.

Operating Expenses:

Operating expenses, which includes selling, marketing and general and administrative expenses, for the three months ended March 31, 2012 increased $6.5 million compared to the same period in 2011. The increase was primarily related to the addition of Glutino's results and increased marketing expense. Operating expenses as a percentage of net sales decreased from 34.8% in 2011 to 34.4% in 2012.

Operating Income:

Our operating income for the three months ended March 31, 2012 increased $0.2 million compared to the same period in 2011. The increase was primarily due to higher selling prices and the addition of Glutino's results, partially offset by lower volumes and increased commodity costs.

Other Income (Expense):

We had other expenses of $(1.7) million for the three months ended March 31, 2012 and $(0.2) million in the corresponding period in 2011.  The results for 2012 and 2011 included net interest expense of $(1.2) million and $(0.8) million, respectively.  Also included in the 2012 other expense was a loss of $(0.3) million on commodity hedging derivatives versus a gain of $0.8 million in 2011.

Income Taxes:

The effective tax rate for the three months ended March 31, 2012 was 39.7%. The effective tax rate for the three months ended March 31, 2011 was 52.5%, primarily as a result of a $1.0 million adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options. Excluding this adjustment, the effective tax rate for the three months ended March 31, 2011 was 39.7%.

Net Income:

Our net income for the three months ended March 31, 2012 increased 5.7% from the same period in 2011. This increase was primarily due to higher operating income and decreased income taxes, partially offset by an increase in interest expense and losses on our commodity hedging derivatives.

Cash Operating Income

The Company reports its financial results in accordance with accounting principles generally accepted in the United States ("GAAP").

The Company uses the term “cash operating income” as an important measure of profitability and performance.   Cash operating income is a non-GAAP measure defined as operating income excluding depreciation, amortization of intangibles, restructuring, stock-based compensation expense and other one-time items, if any.  Our management uses cash operating income for planning purposes, and we believe these measures provide investors and securities analysts with important supplemental information regarding the Company's profitability. However, non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company's results prepared in accordance with GAAP.  In addition, the non-GAAP measures the Company uses may differ from non-GAAP measures used by other companies.  We have included reconciliations of operating income, as calculated in accordance with GAAP, to cash operating income.
 Our cash operating income was $11.8 million in the first quarter of 2012 compared to $10.9 million in the first quarter of 2011.

	Three Months Ended
	March 31, 2012	March 31, 2011
(in millions)
Operating income (GAAP)	$7.8	$7.6
Add back:
Depreciation and amortization	2.6	1.5
Restructuring	(0.1)	—
Stock-based compensation expense	1.5	1.8
Cash operating income	$11.8	$10.9

Liquidity and Capital Resources

Cash Flows

Cash provided by operating activities was $0.4 million for the three months ended March 31, 2012 compared to $4.6 million in the corresponding period in 2011.  For the first three months of 2012, we had net income of $3.7 million, which included $1.5 million of non-cash stock-based compensation expenses and $2.6 million of depreciation and amortization expense, partially offset by an increase in working capital needs of $7.3 million.  For the first quarter of 2011, we had net income of $3.5 million, which included $1.8 million of non-cash stock-based compensation, and $1.5 million of depreciation and amortization expense, partially offset by an increase in working capital needs of $3.4 million.

Cash used in investing activities totaled $3.7 million for the three months ended March 31, 2012, and primarily included capital expenditures. Cash used in investing activities totaled $0.5 million for the three months ended March 31, 2011, and primarily included additional software development costs.

Cash provided by financing activities for the three months ended March 31, 2012 was $1.6 million, resulting from borrowings of $4.0 million, partially offset by repayment of debt of $2.4 million. Cash used in financing activities for the corresponding period in 2011 was $2.1 million, resulting from purchase of treasury stock of $2.1 million and payments for loan costs of $1.6 million, partially offset by borrowings of $1.6 million.

Liquidity

Our liquidity planning is largely dependent on our operating cash flows, which is highly sensitive to changes in demand, operating costs and pricing for our major products. While changes in key operating costs, such as outsourced production, advertising, promotion and distribution, may adversely affect cash flows, we have been able to continue to generate significant cash flows by adjusting costs. Our principal liquidity requirements are to finance current operations, pay down existing indebtedness and fund future expansion. Under our Amended Credit Agreement (as defined below), the Company can also repurchase common stock subject to the satisfaction of certain conditions. No shares were repurchased during the first quarter of 2012. Currently, our primary source of liquidity is cash generated by operations.

Because our leverage ratio was more than 2.0 as of December 31, 2011, we were required to make a prepayment in April 2012.  In April 2012, we entered into a Second Amendment to the Amended and Restated Credit Agreement (the “Amendment”) which modified the definition of “Excess Cash Flow” under the Amended Credit Agreement to exclude the results of Glutino's operations for the periods prior to our ownership of Glutino, and to also exclude certain expenses relating to the acquisition and integration of Glutino.  After giving effect to the Amendment, we were required to make a prepayment of $2,653 in April 2012.

We believe that cash flows generated from operations, existing cash and cash equivalents, and borrowing capacity under our revolver should be sufficient to finance working capital requirements for our business. As of March 31, 2012, $44.0 million was available for borrowing under our revolving credit facility and we had $6.3 million of cash.

As of March 31, 2012, we had $106.0 million outstanding under our term loan and revolver. The term loan and revolver which are governed by an amended and restated credit agreement covering GFA Brands, Inc., a wholly-owned subsidiary of the Company, Bank of Montreal, as administrative agent, and the various lenders named therein ("the Amended Credit Agreement"), have a maturity date of November 4, 2015.

Cash paid for interest during the three months ended March 31, 2012 was $1.3 million. The interest rate for outstanding obligations under the Amended Credit Agreement at March 31, 2012 was 3.49% while the interest rate on the unused line was 0.50%.

First Quarter Events

During the first quarter of 2012, we borrowed $4.0 million under the revolver, and repaid amounts under the Term Loan of $1.0 million.

Covenants

The Amended Credit Agreement contains covenants that are customary for agreements of this type. These covenants include, among others: a limitation on the incurrence of additional indebtedness; a limitation on mergers, acquisitions, investments and dividend payments; and maintenance of specified financial ratios. The Amended Credit Agreement increased the threshold of Permitted Acquisitions (as defined in the Amended Credit Agreement) by the Company from $50.0 million in a fiscal year under our prior credit agreement to $150.0 million for an individual acquisition. Under the Amended Credit Agreement, we must maintain (1) a Leverage Ratio (as defined in the Amended Credit Agreement) that is not greater than 3.25 to 1.00 until December 30, 2012 and not greater than 3.00 to 1.00 thereafter and (2) a ratio of EBITDA to Debt Service (as defined in the Amended Credit Agreement), in each case for the prior four fiscal quarters, of not less than 2.00 to 1.00. We are also limited to spending not more than $6.0 million of capital expenditures per year with any unexpended amounts carried over to the next twelve months. At March 31, 2012, we were in compliance with all of our covenants.

Guarantees and Security

There have been no material changes to the guarantees and security provisions of the debt instruments under which our indebtedness as of March 31, 2012 has been issued from the terms as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities Exchange Commission (the "SEC") on March 6, 2012 (our "2011 Annual Report on Form 10-K").

Contract Payable

In addition to the indebtedness under the Amended Credit Agreement, we have recorded a contract payable of $4.1 million representing the unpaid balance on a 2010 acquisition. This amount will be paid in annual installments over the next three years, together with related interest. As of March 31, 2012, $1.4 million of this amount is included within "Accounts payable and accrued expenses" on the Consolidated Balance Sheet.

Maturities

We are required to pay the following amounts for our debt and contract obligations (in millions) during the years ended December 31:

2012	$4.1
2013	6.4
2014	6.4
2015	93.2
Total	$110.1

As of March 31, 2012, $6.5 million is due in the next twelve months.  This amount does not take into account the amount, if any, of the requirement that, for the fiscal year ending December 31, 2012, we make an annual payment equal to 25% of excess cash flow, as defined by the Amendment, unless our leverage ratio is less than 2.0.  We currently have a ratio of greater than 2.0.

Contractual Obligations

There has been no material change to our contractual obligations as disclosed in our 2011 Annual Report on Form 10-

K filed with the Securities and Exchange Commission (the "SEC") on March 6, 2012, other than those disclosed in the Notes to Consolidated Financial Statements herein.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities”.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks due primarily to changes in interest rates on our variable interest rate debt. Under our Amended Credit Agreement, we are required to enter into an interest rate swap if the market LIBOR rate exceeds 1.5%. The three-month LIBOR rate at March 31, 2012 was 0.47%.

Our earnings may be impacted by movements in market rates. A hypothetical increase in interest rates of 100 basis points would result in potential reduction of future pre-tax earnings of approximately $1.1 million per year. Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business and other factors.

We purchase significant amounts of soy, palm and canola oil, peanuts and rice products to support the needs of our brands. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. These forward purchase commitments qualify as normal purchases and sales in the normal course of business and accordingly, do not qualify as derivatives under existing authoritative accounting guidance, namely, “Accounting for Derivative Instruments and Hedging Activities.” Based on the most recent prices for soy, palm and canola oil and peanuts and rice products, as of March 31, 2012 we had commitments of $52.4 million. We are exposed to market risk from commodity pricing changes. In order to minimize price variability and to manage risk, we enter into derivative hedging arrangements with counterparties for butter and milk. These derivatives must be net settled in cash and are marked-to-market each period within the Consolidated Statement of Operations and Comprehensive Income.

We sell and produce products in Canada for both sale and distribution in the Canadian and U.S. markets.  By doing business in foreign markets, we are subject to risks associated with currency fluctuations which can reduce the ultimate amount of money we receive for the sales of our products into other foreign markets or add costs to the products we purchase from others in other foreign markets. In order to minimize the adverse effect of foreign currency fluctuations,  we  use foreign currency contracts and other hedging arrangements as needed.

Item 4.    Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2012. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management's evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the fiscal quarter ended March 31, 2012, with the exception of Glutino, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Note regarding acquisition

In making our assessment of disclosure controls and procedures and of changes in internal control over financial reporting as of March 31, 2012, we have excluded the operations of Glutino. We are currently assessing the control environment of this acquired business. Glutino's net sales constitute approximately 19% of the our sales for the three months ended March 31, 2012, and Glutino's assets constitute approximately 14% of our total assets as of March 31, 2012.

Part II.    Other Information

Item 1.    Legal Proceedings

We are currently involved in the following legal proceedings:

In February, 2010 a lawsuit was filed against Smart Balance, Inc. in the Federal District Court for the Central District in California in Santa Ana, California alleging, among other things, violations of California's unfair competition law, false advertising, and consumer remedies act relating to our Nucoa® stick margarine product, which represented less than 1% of our sales in each of 2010 and 2011. During the third quarter of 2011, we entered into a settlement agreement to resolve this lawsuit. On April 16, 2012, the court preliminarily approved the settlement.  Once final approval is given, the settlement requires us to pay up to a total of $1,060, which includes a claim fund to provide cash refunds to eligible retail purchasers of the Nucoa product during 2000 to 2010, attorneys' fees and other litigation expenses that will ultimately be determined by the court.  This amount was charged to expense during the third quarter of 2011. Any unclaimed funds from the settlement fund will be donated to a university to fund the research and development of healthier foods.

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

On October 19, 2011, a class action lawsuit was filed against Smart Balance, Inc. in US District Court, District of New Jersey alleging that the labeling and marketing of our Smart Balance® Fat Free Milk and Omega-3 product is unfair, deceptive, and improper because the product contains 1g of fat from the Omega-3 oil blend in the product.  We intend to vigorously defend ourselves in this litigation. We filed a Motion to Dismiss in response to the Complaint. The plaintiff subsequently filed an Amended Complaint and we have filed a second Motion to Dismiss in response.  We do not expect that the resolution of this matter will have a material adverse effect on our business.

We are not a party to any other legal proceeding that we believe would have a material adverse effect on our business, results of operations or financial condition.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A of our 2011 Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.        Exhibits

See the exhibit index located elsewhere in this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2012	SMART BALANCE, INC. (Registrant)

/s/ Stephen B. Hughes
Stephen B. Hughes Chairman and Chief Executive Officer (Authorized officer of Registrant)

/s/ Christine Sacco
Christine Sacco Chief Financial Officer, Treasurer (Principal financial officer of Registrant)

Exhibit Index:

10.1
Second Amendment to Amended and Restated Credit Agreement, dated as of April 4, 2012, among GFA Brands, Inc. and Glutino USA, Inc., as borrowers, Smart Balance, Inc. as parent and a guarantor, the other guarantors from time to time parties thereto, the lenders from time to time parties thereto, and Bank of Montreal, as administrative agent.

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