Form 10-Q
period 2012-06-30
SMART BALANCE, INC.
filed 2012-08-02
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2012	Commission File Number 001-33595

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
Yes ☐     No ☒

As of August 2, 2012, the Registrant had 59,195,007 shares of common stock, par value $.0001 per share, outstanding.

SMART BALANCE, INC.

i

Cautionary Note Regarding Forward Looking Statements

Statements made in this quarterly report that are not historical facts, including statements about the Company's plans, strategies, beliefs and expectations, are forward-looking and subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may include the use of the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe” and similar expressions. Forward-looking statements speak only as of the date they are made, and, except for the Company's ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statement, whether to reflect actual results of operations, changes in financial condition, changes in general economic or business conditions, changes in estimates, expectations or assumptions, or circumstances or events arising after the filing of this quarterly report. Actual results may differ materially from such forward-looking statements for a number of reasons, including those risks and uncertainties set forth in "Item 1A. Risk Factors," located in our annual report on Form 10-K for the year ended December 31, 2011, as supplemented herein, and the Company's ability to:

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
•maintain our performance during difficult economic conditions;
•comply with regulatory requirements;
•maintain existing relationships with and secure new customers;

•	continue to rely on third party distributors, manufacturers and suppliers;

•	successfully integrate and operate the Glutino and Udi's Healthy Foods, LLC businesses and realize the expected benefits of the Glutino and Udi's Healthy Foods, LLC acquisitions;
•operate outside of the U.S.;
•successfully maintain relationships with the co-packers for our products;
•grow net sales in a competitive environment and with increasingly price sensitive consumers; and
•maintain volume in light of price increases stemming from rises in commodity costs.

Part I.  Financial Information
Item 1. Financial Statements

SMART BALANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,099	$7,959
Accounts receivable, net of allowance of: $331 (2012) and $343 (2011)	17,678	20,030
Accounts receivable - other	1,251	1,124
Inventories	15,341	15,698
Prepaid taxes	1,272	981
Prepaid expenses and other assets	9,057	2,149
Deferred tax asset	4,561	5,299
Total current assets	60,259	53,240
Property and equipment, net	15,635	13,804
Other assets:
Goodwill	266,561	266,598
Intangible assets, net	181,460	183,822
Deferred costs, net	2,741	2,690
Other assets	1,565	1,478
Total other assets	452,327	454,588
Total assets	$528,221	$521,632
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$41,349	$40,358
Income taxes payable	159	217
Current portion of long-term debt	3,500	9,150
Total current liabilities	45,008	49,725
Long-term debt	99,484	93,815
Deferred tax liability	50,781	51,474
Contract payable	2,750	4,125
Other liabilities	926	877
Total liabilities	198,949	200,016
Commitment and contingencies
Stockholders' equity
Common stock, $.0001 par value, 250,000,000 shares authorized; 62,633,427 and 62,630,683 issued in 2012 and 2011, respectively and 58,942,764 and 58,940,020 outstanding in 2012 and 2011, respectively	6	6
Additional paid in capital	542,899	539,432
Accumulated deficit	(196,780)	(200,967)
Accumulated other comprehensive loss, net of tax	(1,258)	(1,260)
Treasury stock, at cost (3,690,663 shares)	(15,595)	(15,595)
Total stockholders' equity	329,272	321,616
Total liabilities and stockholders' equity	$528,221	$521,632
 See accompanying notes to the consolidated financial statements
SMART BALANCE, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$75,989	$59,021	$155,280	$118,743
Cost of goods sold	43,988	30,849	88,199	62,199
Gross profit	32,001	28,172	67,081	56,544

Operating expenses:
Marketing	6,486	5,889	13,291	11,390
Selling	6,339	5,150	13,142	10,300
General and administrative	13,157	9,716	26,873	19,844
Acquisition and integration-related costs	1,692	—	1,692	—
Total operating expenses	27,674	20,755	54,998	41,534
Operating income	4,327	7,417	12,083	15,010

Other income (expense):
Interest expense	(1,290)	(684)	(2,450)	(1,474)
Other income (expense), net	277	(188)	(181)	466
Total other (expense)	(1,013)	(872)	(2,631)	(1,008)
Income before income taxes	3,314	6,545	9,452	14,002
Provision for income taxes	2,830	3,216	5,265	7,130
Net income	$484	$3,329	$4,187	$6,872

Earnings per share:
Basic	$0.01	$0.06	$0.07	$0.12
Diluted	$0.01	$0.06	$0.07	$0.11

Weighted average shares outstanding:
Basic	58,940,675	59,267,479	58,940,361	59,577,678
Diluted	59,805,128	59,721,217	59,565,863	60,026,195

Net income	$484	$3,329	$4,187	$6,872
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(451)	—	2	—
Other comprehensive (loss) income	(451)	—	2	—
Comprehensive income	$33	$3,329	$4,189	$6,872

See accompanying notes to the consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$4,187	$6,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	5,505	3,092
Amortization of deferred financing costs	340	270
Deferred income taxes	43	848
Stock based compensation	3,467	3,113
Changes in assets and liabilities:
Accounts receivable	2,350	344
Inventories	352	941
Prepaid expenses and other assets	(7,118)	(2,665)
Prepaid taxes	(291)	(246)
Accounts payable and accrued expenses	1,034	197
Net cash provided by operating activities	9,869	12,766
Cash flows from investing activities
Purchase of property and equipment	(3,551)	(1,207)
Patent/trademark defense costs	(1,429)	(353)
Net cash (used in) investing activities	(4,980)	(1,560)
Cash flows from financing activities
Proceeds from issuance of long term debt	6,675	1,627
Repayment of debt	(8,032)	(1,627)
Payments for loan costs	(391)	(1,633)
Purchase of treasury stock	—	(5,147)
Net cash (used in) financing activities	(1,748)	(6,780)
Effects of exchange rate changes on cash and cash equivalents	(1)	—
Net increase in cash and cash equivalents for the period	3,140	4,426
Cash and cash equivalents - beginning of period	7,959	3,840
Cash and cash equivalents - end of period	$11,099	$8,266
Cash paid during the period for:
Income taxes	$5,605	$5,826
Interest	$2,264	$1,258

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

On July 2, 2012, the Company acquired  Udi's Healthy Foods, LLC (“Udi's”) from its majority unit holder Hubson Acquisition, LLC, an affiliate of E&A Industries, based in Indianapolis, IN, the family of founder Ehud Baron, and other minority unit holders.  See Note 16 - Subsequent Events.

The significant accounting policies summarized in Note 3 to the audited consolidated financial statements included in the Company's 2011 Annual Report on Form 10-K have been followed in preparing the accompanying consolidated financial statements.

The accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Company's 2011 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform with current period presentation.  Acquisition and integration-related costs represent external costs related to acquired businesses and integrating those acquired businesses.  These costs primarily include expenditures for legal, accounting, consulting and integration of systems and processes.

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

The Company offers its customers and consumers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and co-op advertising; such amounts are estimated and recorded as a reduction in revenue. For interim reporting, the Company estimates the total annual sales incentives for most programs and records a pro rata share in proportion to forecasted annual revenue. As a result, the Company has recorded a prepaid expense at June 30, 2012 of $7,688, which will be charged to expense over the remainder of the year.

Segments

Authoritative accounting guidance requires segment information to be prepared using the “management” approach. The management approach is based on the method that management organizes the segments within the Company for making operating decisions and assessing performance. The Company evaluates all products, makes operating decisions and performance assessments based on a total company approach and therefore considers itself as having only one segment.  The Company’s buttery spreads business, marketed primarily under Smart Balance®, Earth Balance®, and Bestlife™, is by far the most developed and accounted for approximately 57% of sales for the three and six months ended June 30, 2012 and 70% and 71% of sales for the three and six months ended June 30, 2011, respectively.

2.      Acquisition

On August 3, 2011, the Company acquired the Glutino Food Group ("Glutino"), for total consideration of $66,319. Glutino is a leading manufacturer and marketer of innovative, premium-priced, gluten-free foods sold under the Glutino® and

SMART BALANCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Gluten-Free Pantry® brands. Glutino offers a wide range of shelf-stable and frozen gluten-free products, including snack foods, frozen baked goods, frozen entrees and baking mixes throughout North America. The gluten-free market is complementary with the Company's corporate vision of creating a health and wellness innovation platform that builds brands targeted at highly motivated consumer needs. The Company accounted for the acquisition pursuant to ASC No. 805, "Business Combinations."

The following unaudited pro forma financial information presents the combined results of the Company and Glutino as though the acquisition had been consummated as of January 1, 2011:

	Three Months Ended June 30,	Six Months Ended June 30,
	2011	2011
Net sales	$71,384	$145,799
Net income	2,708	4,497
Basic earnings per share	$0.05	$0.08
Diluted earnings per share	$0.05	$0.07

Included in the pro forma results for 2011 is the interest expense related to the increased borrowings under the Company's prior credit facility related to the acquisition, a one-time charge to reflect the estimated fair value of finished goods acquired and the amortization expense of the fair value of the finite-lived intangible assets, as though the acquisition had been consummated as of the beginning of the period presented. Also included in the pro forma results is $2,754 of acquisition related costs, pertaining mostly to legal and investment banking fees.

The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the period indicated nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any potential net sales enhancements or operating efficiencies that could result from the acquisition.

3.     Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short term trade receivables, payables, note payables and accrued expenses. The carrying value of cash and cash equivalents, short term receivables and payables and accrued expenses approximate fair value because of their short maturities. The Company’s debt bears interest at a variable interest rate plus an applicable margin and, therefore, approximates fair value.  The Company measures fair value based on authoritative accounting guidance for “Fair Value Measurements”, which requires a three-tier fair value hierarchy that prioritizes inputs to measure fair value.  These tiers include:  Level 1, defined as inputs such as unadjusted quoted prices in an active market for identical assets or liabilities; Level 2, defined as inputs other than quoted market prices in active markets that are either directly or indirectly observable; or Level 3, defined as unobservable inputs for use when little or no market value exists therefore requiring an entity to develop its own assumptions.   When available, the Company uses quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, the Company measures fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters.

At June 30, 2012 and December 31, 2011, information about inputs into the fair value measurements of the Company’s assets and liabilities that are made on a recurring basis was as follows:

	Fair Value Measurements at Reporting Date Using Total Fair Value and Carrying Value on Balance Sheet (1)
	June 30, 2012	December 31, 2011
Assets:
Deferred compensation (2)	$908	$680
Derivative assets (3)	235	173
Total assets	$1,143	$853

Liabilities:
Deferred compensation (2)	$877	$717
Total liabilities	$877	$717

(1) All fair value measurements were based upon significant other observable inputs (Level 2).
(2) Deferred compensation assets are recorded in "Other assets" and deferred compensation liabilities are recorded in "Other liabilities" in the Consolidated Balance Sheets.
(3) Derivative assets are recorded in "Accounts receivable - other".

The Company uses derivative financial instruments, principally commodity exchange contracts, to manage risks from fluctuations in commodity costs. Derivative financial instruments are not used for the purpose of creating speculative positions or for trading purposes. Related contracts are recorded in the balance sheet at fair value using market prices and rates prevailing at the balance sheet date obtained from independent exchanges. Changes in the fair value are recognized through earnings in the period in which they occur in "Other income (expense)" in the Consolidated Statement of Income and Comprehensive Income. Amounts recognized were a gain of $314 and a loss $15 for the three and six months ended June 30, 2012, respectively, and a loss of $88 and a gain of $667 for the three and six months ended June 30, 2011, respectively. Contracts are entered into having maturities of generally no more than twelve months.

4.    Inventory

Inventories consist of the following:

	June 30, 2012	December 31, 2011
Finished product	$13,352	$14,589
Raw materials	1,989	1,109
Total	$15,341	$15,698

5.    Property and Equipment

Property and equipment consist of the following:

	June 30, 2012	December 31, 2011
Software development costs	$6,421	$6,089
Machinery and equipment	8,399	7,487
Furniture and fixtures	1,290	1,198
Leasehold improvements	5,448	666
Gross assets	21,558	15,440
Less: accumulated depreciation	(5,923)	(4,399)
Construction in progress	—	2,763
Property and equipment, net	$15,635	$13,804

Depreciation expense was $1,028 and $1,720 for the three and six months ended June 30, 2012, respectively, compared to $377 and $749 for the three and six months ended June 30, 2011, respectively.

6.    Goodwill and Intangible Assets

The following summarizes the changes in goodwill:

Balance as of January 1, 2012
Goodwill	$396,598
Accumulated impairment loss	(130,000)
266,598
Translation adjustments	(37)

Balance as of June 30, 2012
Goodwill	396,561
Accumulated impairment loss	(130,000)
$266,561

Balance as of January 1, 2011
Goodwill	$378,912
Accumulated impairment loss	(130,000)
248,912

Goodwill acquired during the year	18,189
Translation adjustments	(503)

Balance as of December 31, 2011
Goodwill	396,598
Accumulated impairment loss	(130,000)
$266,598

Intangible assets, net consisted of the following major classes as of June 30, 2012:

	Gross Carrying Amount	Accumulated Amortization	Translation Adjustments	Net Carrying Value
Patent technology	$42,031	$(20,695)	$—	$21,336
Supply relationships	1,000	(346)	—	654
Customer relationships	25,963	(2,340)	(1,060)	22,563
Subscription database	2,900	(870)	—	2,030
Trademarks	134,982	(105)	—	134,877
Total intangible assets, net	$206,876	$(24,356)	$(1,060)	$181,460

Intangible assets, net consisted of the following major classes as of December 31, 2011:

SMART BALANCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

	Gross Carrying Amount	Accumulated Amortization	Translation Adjustments	Net Carrying Value
Patent technology	$40,797	$(18,575)	$—	$22,222
Supply relationships	1,000	(313)	—	687
Customer relationships	25,963	(1,054)	(1,054)	23,855
Subscription database	2,900	(580)	—	2,320
Trademarks	134,786	(48)	—	134,738
Total intangible assets, net	$205,446	$(20,570)	$(1,054)	$183,822

Amortization expense was $1,897 and $3,786 for the three and six months ended June 30, 2012, respectively, and $1,172 and $2,343 for the three and six months ended June 30, 2011, respectively.  Based on the Company's amortizable intangible assets as of June 30, 2012, amortization expense is expected to be approximately $5,113 for the remainder of 2012 and range from approximately $7,000 to $7,600 for each of the next five fiscal years.

The Company reviews goodwill and indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable, and also reviews goodwill annually.  At June 30, 2012, the Company performed its annual assessment of fair value and concluded that there was no impairment related to its goodwill and other intangible assets.

7.    Restructuring and Other Actions

In connection with the restructuring of the Company to improve future operations, severance charges associated with workforce reductions and other facility closure and exit costs were recorded during 2010. Restructuring charges are included in "General and administrative" expense in the Consolidated Statement of Income and Comprehensive Income.

The following table sets forth the activity affecting the restructuring accrual during the six months ended June 30, 2012:

	Severance	Other Closure and Exit Costs	Total
Balance as of December 31, 2011	$873	$220	$1,093
Charges incurred	—	—	—
Cash payments	(656)	(60)	(716)
Adjustments	(146)	8	(138)
Balance as of June 30, 2012	$71	$168	$239

The current portion of accrued restructuring costs as of June 30, 2012 is $189 and is reflected in "Accounts payable and accrued expenses" and the remaining liability of $50 is reflected in "Other liabilities" in the Consolidated Balance Sheets. The liabilities for other closure and exit costs primarily relate to contractually required lease obligations and other contractually committed costs associated with abandoned office space.  The Company expects to pay the remaining restructuring obligations within approximately two years, with the majority of the obligations being paid within the next twelve months.

8.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2012	December 31, 2011
Accounts payable	$16,507	$13,536
Accrued trade spend	5,851	5,796
Accrued marketing	2,569	4,217
Current portion of contract payable	1,375	1,375
Accrued restructuring	189	933
Accrued incentives	3,418	4,444
Accrued legal fees	3,511	1,492
Accrued other	7,929	8,565
Total	$41,349	$40,358

9.    Long-Term Debt and Contract Payable

Long-term debt consists of the following:

	June 30, 2012	December 31, 2011
Term loan	$42,347	$46,000
Revolver	60,610	56,957
Capital lease	27	8
Total debt	102,984	102,965
Less: Current portion	3,500	9,150
Long-term debt	$99,484	$93,815

Note: For further information on the definitions and terms of the Company's debt, see Note 10 of the Notes to the Company's audited annual consolidated financial statements included in the Company's 2011 Annual Report on Form 10-K under the caption "Item 8 - Consolidated Financial Statements and Supplementary Data."

The Company's prior term loan and revolver were governed by an amended and restated credit agreement covering GFA Brands, Inc., a wholly-owned subsidiary of the Company, Bank of Montreal, as administrative agent, and the various lenders named therein ("the Prior Credit Agreement"), and had a maturity date of November 4, 2015.

As of June 30, 2012, $47,043 was available for borrowing under the Prior Credit Agreement.

The interest rate for outstanding obligations under the Prior Credit Agreement at June 30, 2012 was 3.49% while the interest rate on the unused line was 0.50%.

There have been no material changes to the guarantees and security provisions of the debt instruments under which the Company's indebtedness as of June 30, 2012 has been issued from the terms as disclosed in the Company's 2011 Annual Report on Form 10-K. See below as it relates to the provisions under the new Credit Agreement effective July 2, 2012.

The Prior Credit Agreement contained covenants that are customary for agreements of this type. The debt outstanding under the Prior Credit Agreement was repaid with the proceeds received on July 2, 2012 from a new term loan under the Company's new Credit Agreement, and as such the Company was not required to perform any financial covenant calculations under the Prior Credit Agreement as of June 30, 2012. See below as it relates to the provisions under the new Credit Agreement effective July 2, 2012.

Second Quarter Events

Because the Company's leverage ratio was more than 2.0 as of December 31, 2011, the Company was required to make a prepayment in April 2012.  In April 2012, the Company entered into a Second Amendment to the Prior Credit Agreement (the “Amendment”) which modified the definition of “Excess Cash Flow” under the Prior Credit Agreement to

SMART BALANCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

exclude the results of Glutino's operations for the periods prior to the Company's ownership of Glutino, and to also exclude certain expenses relating to the acquisition and integration of Glutino.  After giving effect to the Amendment, the Company was required to make a prepayment on the term loan of $2,653 in April 2012.  The Company borrowed this amount under the revolver. During the second quarter of 2012, the Company also repaid amounts under the revolver of $3,000.

New Credit Agreement

On July 2, 2012, the Company entered into a Credit Agreement, dated as of July 2, 2012, by and among GFA Brands, Inc., Glutino USA, Inc., UHF Acquisition Corp. and Udi's, as borrowers (the “Borrowers”), the Company, as a guarantor, the other guarantors from time to time party thereto, the lenders from time to time party thereto (the “Lenders”) and Bank of Montreal, as administrative agent (the “Agent”), pursuant to which the Borrowers established a new senior secured credit facility (the “Credit Facility”) in an aggregate principal amount of $280 million, consisting of a term loan B (the “Term Loan”) in an aggregate principal amount of $240 million and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $40 million (with sublimits for swingline loans and the issuance of letters of credit). The Term Loan will mature on July 2, 2018 and the Revolving Facility will mature on June 30, 2017.

The proceeds of the Term Loan were used to finance the acquisition of Udi's (see Note 16 - Subsequent Events), to refinance certain existing indebtedness of the Company and its subsidiaries and to fund certain fees and expenses associated therewith. In the future, the Revolving Facility may be used by the Company and its subsidiaries for working capital and for other general corporate purposes, including acquisitions and investments, permitted under the Credit Agreement. The Credit Agreement also provides that, upon satisfaction of certain conditions, the Borrowers may increase the aggregate principal amount of loans outstanding thereunder by up to $50 million, subject to receipt of additional lending commitments for such loans.

Outstanding amounts under the Term Loan will bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 5.75% or (b) a Base Rate (equal in this context to the greater of (i) 2.25% and (ii) the lowest of (x) the Agent's prime rate, (y) the federal funds rate plus 1/2 of 1.00% and (z) LIBOR plus 1.00%) plus 4.75%. The Term Loan will amortize in equal quarterly installments of 0.25% of the initial principal amount beginning on September 30, 2012, with the balance due at maturity.

Outstanding amounts under the Revolving Facility will initially bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 5.25% or (b) a Base Rate (equal in this context to the lowest of (x) the Agent's prime rate, (y) the federal funds rate plus 1/2 of 1.00% and (z) LIBOR plus 1.00%) plus 4.25%. From and after delivery to the Agent of financial statements for the fiscal quarter ending on September 30, 2012, the margin over LIBOR and the Revolving Base Rate may be adjusted periodically based on the Company's ratio of total funded debt to consolidated EBITDA, with 5.50% per annum being the maximum LIBOR margin and 4.50% per annum being the maximum Base Rate margin established by such adjustment mechanism. The Borrowers are required to pay a commitment fee on the unused commitments under the Revolving Facility at an initial rate equal to 0.50% per annum (subject to a similar leverage-based step-down).

The loans and other obligations under the Credit Facility (including in respect of hedging agreements and cash management obligations) are (a) guaranteed by the Company and its existing and future domestic subsidiaries and (b) secured by substantially all of the assets of the Company and its existing and future domestic subsidiaries, in each case subject to certain customary exceptions and limitations.

Subject to certain conditions, the Borrowers may voluntarily prepay the loans under the Credit Agreement in whole or in part, without premium or penalty (other than customary breakage costs). Mandatory prepayments that are required under the Credit Agreement include:

•	100% of the net cash proceeds (as defined in the Credit Agreement) upon certain dispositions of property or upon certain damages or seizures of property, subject to limited exceptions;

•	100% of the amount of net cash proceeds for certain issuances of additional indebtedness for borrowed money; and

•
beginning with the fiscal year ending December 31, 2013 and each fiscal year thereafter, an annual prepayment equal to (i) excess cash flow of the Company (as defined in the Credit Agreement) for such fiscal year, provided such prepayment is not required if the Company has a Leverage Ratio of less than 2.75 minus (ii) the aggregate principal

SMART BALANCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

amount of term and revolving  loans voluntarily prepaid by the Borrowers during such fiscal year (other than voluntary prepayments made with the proceeds of issuances of additional indebtedness for borrowed money.

The terms of the Credit Agreement require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to meet the following financial covenants:

•	maintenance of maximum total funded debt to consolidated EBITDA of not more than 5.00 to 1.0, initially, and decreasing to 3.50 to 1.00 over the term of the Credit Facility;

•	maintenance of minimum consolidated EBITDA to consolidated interest charges of 2.75 to 1.0, initially, and increasing to 3.25 to 1.0 over the term of the Credit Facility; and

•	the Company is also limited to spending not more than $12,000 of capital expenditures per year with any unexpended amounts carried over to the next twelve months.

In addition, the Credit Agreement contains (a) customary provisions related to mandatory prepayment of the loans thereunder with (i) 50% of Excess Cash Flow (as defined in the Credit Agreement), subject to step-downs to 25% and 0% of Excess Cash Flow at certain leverage-based thresholds and (ii) the proceeds of asset sales or casualty events (subject to certain customary limitations, exceptions and reinvestment rights) and (b) certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, investments, acquisitions, loans and advances, mergers, consolidations and asset dispositions, dividends and other restricted payments, transactions with affiliates and other matters customarily restricted in such agreements, in each case, subject to certain customary exceptions.

The Credit Agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain material contracts and to other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, certain impairments to the guarantees or collateral documents, and change in control defaults.

Certain of the lenders under the Credit Agreement (or their affiliates) have provided, and may in the future provide, certain commercial banking, financial advisory, and investment banking services in the ordinary course of business for the Company and its subsidiaries, for which they receive customary fees and commissions.

Contract Payable

In addition to the indebtedness under the Prior Credit Agreement, the Company has recorded a contract payable of $4,125 representing the unpaid balance on a 2010 acquisition. This amount will be paid in annual installments over the next three years, together with related interest. As of June 30, 2012, $1,375 of this amount is due within 12 months and therefore included within "Accounts payable and accrued expenses" on the Consolidated Balance Sheet.

Maturities

The debt outstanding under the Prior Credit Agreement was repaid in full with the proceeds from the Term Loan on July 2, 2012. Under the new Credit Agreement entered into on July 2, 2012 and the contract payable, the Company is required to pay the following amounts for its debt and contract obligations during the years ended December 31:

2012	$1,208
2013	3,785
2014	3,782
2015	3,777
2016	2,402
Thereafter	229,200
Total	$244,154

10.    Stock-Based Compensation

SMART BALANCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Stock-based compensation consists of stock options and restricted stock units ("RSUs").

Stock Options

The Company and its stockholders have authorized the issuance of up to 12,150,000 stock options under its Second Amended and Restated Stock and Awards Plan ("the "Stock Plan").  As a result of the 2011 option exchange program (the "Option Exchange"), 432,178 of these options are no longer available to be granted. As of June 30, 2012, 143,673 options remained available for future grants.

In addition, during the first quarter of 2008, the compensation committee and a sub-committee of the compensation committee approved the issuance of up to 1,375,000 inducement stock option grants to new employees outside of the Company’s stock plan pursuant to NASDAQ Marketplace Rule 4350.  As a result of the Option Exchange, 600,000 of these options are no longer available to be granted. As of June 30, 2012, 60,000 options remained available for future grants. See Note 16 - Subsequent Events.

The Company utilizes traditional service-based stock options typically with a 4 year graded vesting (25% vest each year). The Company has also granted market condition-based stock options which vest when the underlying stock price closes at $8.00, $12.00, $16.00, $16.75 and $20.25 for 20 out of 30 consecutive trading days. Stock options are granted to recipients at exercise prices not less than the fair market value of the Company’s stock on the dates of grant.

Additional information with respect to stock option activity is as follows:

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding at December 31, 2011	9,350,322	$7.82	6.48
Options granted	2,134,805	6.16	9.89
Options exercised	(8,750)	4.09	8.30
Options canceled/forfeited	(879,972)	8.59	6.51
Options outstanding at June 30, 2012	10,596,405	$7.42	6.73
Exercisable at June 30, 2012	3,716,213	$8.29	5.75

The weighted-average grant-date fair value of options granted during the first half of 2012 was $3.27.

As of June 30, 2012, the total compensation cost related to non-vested awards not yet recognized was $10,885 with a weighted average remaining period of 1.92 years over which it is expected to be expensed.

Stock-based compensation expense (pre-tax) relating to stock options included in operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service period-based	$799	$1,203	$1,280	$2,502
Market price-based $8.00	138	—	269	—
Market price-based $12.00	64	—	124	—
Market price-based $16.00	45	—	87	—
Market price-based $16.75	32	31	64	76
Market price-based $20.25	26	113	52	535
Total	$1,104	$1,347	$1,876	$3,113

For the traditional service-based stock options, the Company estimated the fair value, as of the date of grant, using a

SMART BALANCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.93% - 4.67%, expected life of 6.25 years for the service-based options, no dividends and volatility of 35.9% - 55.08%. The cost of the service-based stock options is being amortized over a four year vesting period. In the case of the market price-based stock options, the Company used the Monte Carlo valuation model and has assumed an expected life of 10 years.  The Company has incorporated a forfeiture rate of 3% on all stock options.  The Company recognizes compensation expense for the market price-based options over the estimated vesting period, which has been determined to be 1.43 years for the $8.00 awards, 2.92 years for the $12.00 awards, 3.90 years for the $16.00 awards, 2.75 – 4.82 years for the $16.75 awards and 3.68 – 5.53 years for the $20.25 awards.

Restricted Stock Units

In September 2011, the Company began granting RSUs to certain board members and employees. These RSUs were issued under the Stock Plan and are subject to its terms and conditions. The Company issued RSUs where the compensation cost is recognized on a straight-line basis over the requisite period the holder is required to render service. The Company also issued market condition-based RSUs which vest when the underlying stock price closes at $8.00, $12.00 and $16.00 for 20 out of 30 consecutive trading days. The Company recognizes compensation expense for the market price-based RSUs over the estimated vesting period, which has been determined to be 1.43 years for the $8.00 awards, 2.92 years for the $12.00 awards, 3.90 years for the $16.00 awards. The Company recognized $815 and $1,605 of stock-based compensation for these RSUs in the three and six months ended June 30, 2012, respectively.

Additional information with respect to RSU activity is as follows:

	Number of Outstanding Units	Weighted Average Remaining Life (Years)
RSUs outstanding at December 31, 2011	90,000	1.43
RSUs granted	1,600,000	1.43
RSUs outstanding at June 30, 2012	1,690,000	1.43

11.    Stock Repurchase Activities

In the fourth quarter of 2009, the Company's Board of Directors approved the repurchase of up to $25,000 of shares of the Company's common stock in 2010 and 2011. Through December 31, 2011, the Company repurchased 3,690,663 shares under this program at an average price of $4.23 per share for an aggregate purchase price of $15,595. In the fourth quarter of 2011, the share repurchase program was renewed starting January 1, 2012 and continuing through December 31, 2013, and the Company is authorized to purchase up to $25,000 in shares during such time period. No shares were repurchased during the first half of 2012.

12.    License

A substantial portion of the Company’s business is dependent on its exclusive worldwide license of certain technology from Brandeis University. This license agreement, dated September 1996, imposes certain obligations upon the Company, such as diligently pursuing the development of commercial products under the licensed technology. The agreement for each country expires at the end of the term of each patent in such country and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that the Company has failed to meet its obligations under the license agreement, Brandeis could seek to limit or terminate the Company’s license rights. Royalties earned by Brandeis, which are included within "General and Administrative" expenses in the Consolidated Statement of Income and Comprehensive Income, were $236 and $545 for the three and six months ended June 30, 2012 and $207 and $542 for the three and six months ended June 30, 2011, respectively.

13.    Income Taxes

The Company's effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which it operates and the amount of taxable income it earns. The effective tax rate for the three and six months ended June 30, 2012 was 85.4% and 55.7%, respectively, primarily as a result of adjustments to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options. Excluding these adjustments, the effective tax rate for the three and six months ended June 30, 2012 was 42.4% and 40.6%, respectively.  The Company's effective tax rate for the full year of 2012 is estimated to be 46.0% which includes the adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic and diluted earnings per share:
Numerator:
Net income	$484	$3,329	$4,187	$6,872

Denominator:
Weighted average shares used in basic computation	58,941	59,267	58,940	59,578
Add: Stock options	864	454	626	449
Weighted average shares used in diluted computation	59,805	59,721	59,566	60,026

Earnings per share, basic	$0.01	$0.06	$0.07	$0.12
Earnings per share, diluted	$0.01	$0.06	$0.07	$0.11

Options to purchase 7.3 million shares and 7.7 million shares of common stock were outstanding during the three and six months ended June 30, 2012, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares. Options to purchase 7.4 million shares of common stock were outstanding during the three and six months ended June 30, 2011, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares. Diluted earnings per share for the three and six months ended June 30, 2012 excluded the weighted-average impact of the assumed exercise of approximately 4.1 million and 4.0 million shares, respectively, because such impact would be anti-dilutive. Diluted earnings per share for the three and six months ended June 30, 2011, excluded the weighted-average impact of the assumed exercise of approximately 1.7 million shares because such impact would be anti-dilutive.

15.    Commitments and Contingencies

Commitments

In addition to those disclosed in the Company's 2011 Annual Report on Form 10-K, as of June 30, 2012, the Company had the following commitments:

Forward purchase commitments for a portion of the Company's projected commodity requirements. These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price. These commitments total approximately $43,165 as of June 30, 2012. The majority of these commitments are expected to be liquidated within one year.

Legal Proceedings

The Company is currently involved in the following legal proceedings:
In February 2010, a class action lawsuit was filed against the Company in the U.S. District Court for the Central District in California in Santa Ana, California relating to claims made in connection with the labeling of the Company's Nucoa® stick margarine product. The Company entered into a settlement agreement to resolve the lawsuit and the settlement amount was charged to expense during the third quarter of 2011. The settlement was approved by the court on June 12, 2012.  However, in July, 2012, the former legal counsel to the plaintiff in the case who attempted to intervene in the action, filed an appeal to the United States Court of Appeals for the Ninth Circuit. The Company believes that neither this appeal, nor its ultimate outcome, will have any material adverse effect on its business.
     In 2007, three parties filed Oppositions to European Patent No. 0820307 relating to increasing the HDL level and the HDL/LDL ratio in Human Serum by Balancing Saturated and Polyunsaturated Dietary Fatty Acids.  In July 2010, a hearing was held on this matter in Munich, Germany, and the patent panel ruled against the Company.  The Company has appealed the ruling.  The Company believes that neither this proceeding, nor its ultimate outcome, will have any material adverse effect on its business.
In October, 2011, a class action lawsuit was filed against the Company in the U.S. District Court for the District of New Jersey alleging that the labeling and marketing of the Company's Smart Balance® “Fat Free Milk and Omega-3s” products are unfair, deceptive, and improper because they contain 1g of fat from the Omega-3 fatty acid oil blend in the products.  The Company filed a Motion to Dismiss in response to the Complaint, which was granted in part and denied in part on June 25, 2012. The court has given the plaintiffs thirty days to re-plead certain claims and the Company intends to continue to vigorously defend itself in this litigation. The Company does not expect that the resolution of this matter will have a material adverse effect on its business.
The Company recently became aware of a class action lawsuit filed in the Southern District of California relating to the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products.  The Company has not yet been served with the Complaint, but has obtained and reviewed a copy of the Complaint.  Based on the Company's review, the Company believes the allegations contained in the Complaint are without merit and the Company intends to vigorously defend itself against these allegations.
The Company is not a party to any other legal proceeding that it believes would have a material adverse effect on its business, results of operations or financial condition.
16.    Subsequent Events

On July 2, 2012, the Company acquired Udi's from its majority unit holder Hubson Acquisition, LLC, an affiliate of E&A Industries based in Indianapolis, IN, the family of founder Ehud Baron, and other minority unit holders. Total consideration, including transaction fees and other ordinary related adjustments, was approximately $126 million in cash, subject to a final working capital adjustment. The acquisition, as well as the refinancing of existing outstanding debt, was financed with the proceeds of a new $280 million senior secured credit facility. The facility, which has an overall effective interest rate of approximately 7.5% is comprised of a $240 million term loan scheduled to mature in July of 2018 and a $40 million revolving credit facility scheduled to mature on June 30, 2017. The terms of the new debt are further described in Note 9. Long-Term Debt and Contract Payable.
Based in Denver, CO, Udi's markets gluten-free products under the “Udi's Gluten Free Foods” brand in the retail market, and since mid-2011, food service channels. Udi's is a leading brand in gluten-free bread and baked goods. In addition, Udi's markets other gluten-free products including frozen pizza and granola.
The following unaudited pro forma financial information presents the combined results of the Company (including Glutino) and Udi's as though the acquisitions had been consummated as of the beginning of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$98,855	$84,115	$196,247	$168,905
Net income	841	331	3,115	509
Basic and diluted earnings per share	0.01	0.01	0.05	0.01

The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the periods indicated nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any potential net sales enhancements or operating efficiencies that could result from the acquisition.
The Company granted option awards for a total of 957,500 shares of common stock to 65 of Udi's employees as an inducement to join the Company in connection with the acquisition. The awards were granted under a newly adopted Smart Balance, Inc. 2012 Inducement Award Plan. The options have a ten year term and an exercise price equal to the fair market value of Company common stock on the date of grant. The options vest in four equal annual installments beginning on July 2, 2013, the first anniversary of the grant date.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the June 30, 2012 Consolidated Financial Statements and the related Notes contained in this quarterly report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2011. Forward-looking statements in this section are qualified by the cautionary statements included under the heading “Cautionary Note Regarding Forward Looking Information,” above.

Company Overview

We are a leading marketer of functional food products primarily under the Smart Balance®, Earth Balance® and Bestlife™ trademarks. Our products are sold in mass merchandise, grocery, natural food, and club stores throughout the U.S. and Canada, with a majority of products sold through supermarket chains and food wholesalers. Our core products include buttery spreads, enhanced milks, peanut butter, cooking oil and mayonnaise, offered under the Smart Balance® and Bestlife™ brands and similar natural and organic products sold under the Earth Balance® trademark. We expanded into the gluten-free category through our acquisition of Glutino in August 2011. Glutino is a leading manufacturer and marketer of innovative, gluten-free foods sold under the Glutino® and Gluten-Free Pantry® brands.  Glutino offers a wide range of shelf-stable and frozen gluten-free products, including snack foods, frozen baked goods, frozen entrees and baking mixes.

We primarily outsource production of finished goods to third-party manufacturers.  Glutino currently has one leased manufacturing facility in Canada dedicated to the manufacturing of gluten-free products.

On July 2, 2012, we acquired Udi's from its majority unit holder Hubson Acquisition, LLC, an affiliate of E&A Industries based in Indianapolis, the family of founder Ehud Baron, and other minority unit holders.  Based in Denver, CO, Udi's markets gluten-free products under the “Udi's Gluten Free Foods” brand in the retail market and since mid-2011, food service channels.  Udi's is a leading brand in gluten-free bread and baked goods.  In addition, Udi's markets other gluten-free products including frozen pizza and granola.

Our corporate vision is to create a health and wellness innovation platform that builds brands targeted to highly motivated consumer needs. These “need states” include heart-health, gluten-free diets, plant-based diets, and weight management. Our health and wellness platform achieves this goal by offering products which eliminate “bad” ingredients (such as trans fats and gluten) or by adding “good” ingredients (such as Omega-3s and plant sterols), or a combination of both.

Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

Results of Operations for the Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except per share data)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Net sales	$76.0	$59.0	$17.0	28.7%	$155.3	$118.7	$36.6	30.8%
Cost of goods sold	44.0	30.8	13.2	42.6%	88.2	62.2	26.0	41.8%
Gross profit	32.0	28.2	3.8	13.6%	67.1	56.5	10.6	18.6%
Operating expenses	27.7	20.8	6.9	33.3%	55.0	41.5	13.5	32.4%
Operating income	4.3	7.4	(3.1)	(41.7)%	12.1	15.0	(2.9)	(19.5)%
Other expenses, net	(1.0)	(0.9)	(0.1)	16.2%	(2.6)	(1.0)	(1.6)	161.0%
Income before income taxes	3.3	6.5	(3.2)	(49.4)%	9.5	14.0	(4.5)	(32.5)%
Provision for income taxes	2.8	3.2	(0.4)	(12.0)%	5.3	7.1	(1.8)	(26.2)%
Net income	$0.5	$3.3	$(2.8)	(85.5)%	$4.2	$6.9	$(2.7)	(39.1)%
Earnings per share:
Basic	$0.01	$0.06	$(0.05)	(83.33)%	$0.07	$0.12	$(0.05)	(41.67)%
Diluted	$0.01	$0.06	$(0.05)	(83.33)%	$0.07	$0.11	$(0.04)	(36.36)%

Results of Operations for Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Net Sales:

Our net sales for the three months ended June 30, 2012 increased by $17.0 million, or 28.7%, from the same period in 2011. The increase was primarily related to the addition of Glutino's results (acquired in August 2011 and as such not in the June 30, 2011 results), higher selling prices, specifically in peanut butter and spreads and increased volume in spreadable butter which was introduced in February 2012. The increase was partially offset by lower volumes in spreads.

Cost of Goods Sold:

Cost of goods sold for the three months ended June 30, 2012 increased $13.2 million, or 42.6% from the same period in 2011. The increase was primarily related to the addition of Glutino's results and increased commodity costs, including vegetable oils and milk, partially offset by lower volumes in spreads.

Gross Profit:

Gross profit as a percentage of net sales was 42.1% for the three months ended June 30, 2012 compared to 47.7% during the same period in 2011. The decrease in gross profit was primarily related to the addition of Glutino (which has lower margins), lower volume and the impact of increased commodity costs, partially offset by higher selling prices.

Operating Expenses:

Operating expenses, which includes marketing, selling, general and administrative and acquisition and integration-related expenses, for the three months ended June 30, 2012 increased $6.9 million compared to the same period in 2011. The increase was primarily related to the addition of Glutino's results and acquisition and integration-related expenses of $1.7 million in 2012. Excluding acquisition and integration-related costs in 2012, operating expenses as a percentage of net sales decreased from 35.2% in 2011 to 34.2% in 2012.

Operating Income:

Our operating income for the three months ended June 30, 2012 decreased $3.1 million compared to the same period in 2011. Excluding acquisition and integration-related costs in 2012, operating income decreased $1.4 million. The decrease was primarily due to decreased gross profits and increased commodity costs.

Other Income (Expense):

We had other expenses of $(1.0) million for the three months ended June 30, 2012 and $(0.9) million in the corresponding period in 2011.  The results for 2012 and 2011 included net interest expense of $(1.3) million and $(0.7) million, respectively.  Also included in the 2012 other expense was a gain of $0.3 million on commodity hedging derivatives versus a loss of $(0.1) million in 2011.

Income Taxes:

The effective tax rate for the three months ended June 30, 2012 was 85.4%, primarily as a result of a $1.4 million adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options. Excluding this adjustment, the effective tax rate for the three months ended June 30, 2012 was 42.4%. The effective tax rate for the three months ended June 30, 2011 was 49.1%, primarily as a result of a $0.6 million adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options. Excluding this adjustment, the effective tax rate for the three months ended June 30, 2011 was 40.5%.

Net Income:

Our net income for the three months ended June 30, 2012 decreased $2.8 million from the same period in 2011. This decrease was primarily due to lower operating income, partially offset by a decrease in the provision for income taxes.

Results of Operations for Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Net Sales:

Our net sales for the six months ended June 30, 2012 increased by $36.6 million, or 30.8%, from the same period in 2011. The increase was primarily related to the addition of Glutino's results (acquired in August 2011 and as such not in the June 30, 2011 results), higher selling prices, specifically in peanut butter and spreads and increased volume in spreadable butter which was introduced in 2012. The increase was partially offset by lower volumes in spreads.

Cost of Goods Sold:

Cost of goods sold for the six months ended June 30, 2012 increased $26.0 million, or 41.8% from the same period in 2011. The increase was primarily related to the addition of Glutino's results and increased commodity costs, including vegetable oils and milk, partially offset by lower volumes.

Gross Profit:

Gross profit as a percentage of net sales was 43.2% for the six months ended June 30, 2012 compared to 47.6% during the same period in 2011. The decrease in gross profit was primarily related to the addition of Glutino (which has lower margins), lower volume and the impact of increased commodity costs, partially offset by higher selling prices.

Operating Expenses:

Operating expenses, which includes marketing, selling, general and administrative and acquisition and integration-related expenses, for the six months ended June 30, 2012 increased $13.5 million compared to the same period in 2011. The increase was primarily related to the addition of Glutino's results, increased marketing expense and acquisition and integration-related expenses of $1.7 million in 2012. Excluding acquisition and integration-related costs in 2012, operating expenses as a percentage of net sales decreased from 35.0% in 2011 to 34.3% in 2012.

Operating Income:

Our operating income for the six months ended June 30, 2012 decreased $2.9 million compared to the same period in 2011. Excluding acquisition and integration-related costs in 2012, operating income decreased $1.2 million. The decrease was primarily due to decreased gross profits and increased commodity costs.

Other Income (Expense):

We had other expenses of $(2.6) million for the six months ended June 30, 2012 and $(1.0) million in the corresponding period in 2011.  The results for 2012 and 2011 included net interest expense of $(2.5) million and $(1.5) million, respectively.  Also included in the 2011 other expense was a gain of $0.7 million on commodity hedging derivatives.

Income Taxes:

The effective tax rate for the six months ended June 30, 2012 was 55.7%, primarily as a result of a $1.4 million adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options. Excluding this adjustment, the effective tax rate for the six months ended June 30, 2012 was 40.6%. The effective tax rate for the six months ended June 30, 2011 was 50.9%, primarily as a result of a $1.5 million adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options. Excluding this adjustment, the effective tax rate for the six months ended June 30, 2011 was 40.1%.

Net Income:

Our net income for the six months ended June 30, 2012 decreased $2.7 million from the same period in 2011. This decrease was primarily due to lower operating income and higher other expenses, partially offset by a decrease in the provision for income taxes.

Cash Operating Income

The Company reports its financial results in accordance with GAAP.

The Company uses the term “cash operating income” as an important measure of profitability and performance.   Cash operating income is a non-GAAP measure defined as operating income excluding depreciation, amortization of intangibles, restructuring charges, stock-based compensation expense and other one-time items.  Our management uses cash operating income for planning purposes, and we believe these measures provide investors and securities analysts with important supplemental information regarding the Company's profitability. However, non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company's results prepared in accordance with GAAP.  In addition, the non-GAAP measures the Company uses may differ from non-GAAP measures used by other companies.  We have included reconciliations of operating income, as calculated in accordance with GAAP, to cash operating income.
 Our cash operating income was $10.9 million in the second quarter of 2012 compared to $10.3 million in the second quarter of 2011. Cash operating income was $22.6 million for the six months ended June 30, 2012 compared to $21.2 million for the corresponding period of 2011.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
(in millions)
Operating income (GAAP)	$4.3	$7.4	$12.1	$15.0
Add back:
Depreciation and amortization	2.9	1.6	5.5	3.1
Restructuring	—	—	(0.1)	—
Acquisition and integration-related costs	1.7	—	1.7	—
Stock-based compensation expense	2.0	1.3	3.4	3.1
Cash operating income	$10.9	$10.3	$22.6	$21.2

Liquidity and Capital Resources

Cash Flows

Cash provided by operating activities was $9.9 million for the six months ended June 30, 2012 compared to $12.8 million in the corresponding period in 2011.  For the first half of 2012, we had net income of $4.2 million, which included $3.5 million of non-cash stock-based compensation expenses and $5.5 million of depreciation and amortization expense, partially offset by an increase in working capital needs of $3.7 million.  For the first half of 2011, we had net income of $6.9 million, which included $3.1 million of non-cash stock-based compensation, $3.1 million of depreciation and amortization expense and changes in deferred income tax of $0.8 million. This was partially offset by an increase in working capital needs of $1.4 million.

Cash used in investing activities totaled $5.0 million for the six months ended June 30, 2012, and included capital expenditures of $3.6 million and capitalization of patent/trademark defense costs of $1.4 million. Of the $3.6 million of capital expenditures, $2.0 million was related to Glutino's expansion, consolidation and integration project (consolidation of three locations into one). Cash used in investing activities totaled $1.6 million for the six months ended June 30, 2011, and primarily included additional software development costs.

Cash used in financing activities for the six months ended June 30, 2012 was $1.7 million, resulting from borrowings of $6.7 million, more than offset by repayment of debt of $8.0 million and payments for loan costs of $0.4 million. Cash used in financing activities for the corresponding period in 2011 was $6.8 million, primarily resulting from purchase of treasury stock.

Liquidity

Our liquidity planning is largely dependent on our operating cash flows, which is highly sensitive to changes in demand, operating costs and pricing for our major products. While changes in key operating costs, such as outsourced production, advertising, promotion and distribution, may adversely affect cash flows, we have been able to continue to generate significant cash flows by adjusting costs. Our principal liquidity requirements are to finance current operations, pay down existing indebtedness and fund future expansion. Under our Prior Credit Agreement and our new Credit Agreement we can also repurchase common stock subject to the satisfaction of certain conditions. No shares were repurchased during the six months ended June 30, 2012. Currently, our primary source of liquidity is cash generated by operations.

Because our leverage ratio was more than 2.0 as of December 31, 2011, we were required to make a prepayment under our Prior Credit Agreement in April 2012.  In April 2012, we entered into a Second Amendment to the Amended and Restated Credit Agreement (the “Amendment”) which modified the definition of “Excess Cash Flow” under the Prior Credit Agreement to exclude the results of Glutino's operations for the periods prior to our ownership of Glutino, and to also exclude certain expenses relating to the acquisition and integration of Glutino.  After giving effect to the Amendment, we were required to make a prepayment of $2.7 million in April 2012.

As of June 30, 2012, $47.0 million was available for borrowing under our revolving credit facility and we had $11.1 million of cash.

As of June 30, 2012, we had $103.0 million outstanding under our term loan and revolver.

Cash paid for interest during the six months ended June 30, 2012 was $2.3 million. The interest rate for outstanding obligations under the Prior Credit Agreement at June 30, 2012 was 3.49% while the interest rate on the unused line was 0.50%.

During the six months ended June 30, 2012, we borrowed $6.7 million and repaid $3.0 million under the revolver and $3.7 million under the term loan.

There have been no material changes to the guarantees and security provisions of the debt instruments under which our indebtedness as of June 30, 2012 has been issued from the terms as disclosed in our 2011 Annual Report on Form 10-K. See below as it relates to the provisions under the new Credit Agreement effective July 2, 2012.

The Prior Credit Agreement contained covenants that are customary for agreements of this type. The debt outstanding under the Prior Credit Agreement was repaid with the proceeds received on July 2, 2012 from a new term loan under our new Credit Agreement and as such we are not required to perform any financial covenant calculations under the Prior Credit Agreement as of June 30, 2012. See below as it relates to the provisions under the new Credit Agreement effective July 2, 2012.

New Credit Agreement

On July 2, 2012, we entered into a Credit Agreement, dated as of July 2, 2012, by and among GFA Brands, Inc., Glutino USA, Inc., UHF Acquisition Corp. and Udi's, as borrowers (the “Borrowers”), us, as a guarantor, the other guarantors from time to time party thereto, the lenders from time to time party thereto (the “Lenders”) and Bank of Montreal, as administrative agent (the “Agent”), pursuant to which the Borrowers established a new senior secured credit facility (the

“Credit Facility”) in an aggregate principal amount of $280 million, consisting of a term loan B (the “Term Loan”) in an aggregate principal amount of $240 million and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $40 million (with sublimits for swingline loans and the issuance of letters of credit). The Term Loan will mature on July 2, 2018 and the Revolving Facility will mature on June 30, 2017.

The proceeds of the Term Loan were used to finance the acquisition of Udi's (see Note 16 - Subsequent Events), to refinance certain existing indebtedness of us and our subsidiaries and to fund certain fees and expenses associated therewith. In the future, the Revolving Facility may be used by us and our subsidiaries for working capital and for other general corporate purposes, including acquisitions and investments, permitted under the Credit Agreement. The Credit Agreement also provides that, upon satisfaction of certain conditions, the Borrowers may increase the aggregate principal amount of loans outstanding thereunder by up to $50 million, subject to receipt of additional lending commitments for such loans.

Outstanding amounts under the Term Loan will bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 5.75% or (b) a Base Rate (equal in this context to the greater of (i) 2.25% and (ii) the lowest of (x) the Agent's prime rate, (y) the federal funds rate plus 1/2 of 1.00% and (z) LIBOR plus 1.00%) plus 4.75%. The Term Loan will amortize in equal quarterly installments of 0.25% of the initial principal amount beginning on September 30, 2012, with the balance due at maturity.

Outstanding amounts under the Revolving Facility will initially bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 5.25% or (b) a Base Rate (equal in this context to the lowest of (x) the Agent's prime rate, (y) the federal funds rate plus 1/2 of 1.00% and (z) LIBOR plus 1.00%) plus 4.25%. From and after delivery to the Agent of financial statements for the fiscal quarter ending on September 30, 2012, the margin over LIBOR and the Revolving Base Rate may be adjusted periodically based on our ratio of total funded debt to consolidated EBITDA, with 5.50% per annum being the maximum LIBOR margin and 4.50% per annum being the maximum Base Rate margin established by such adjustment mechanism. The Borrowers are required to pay a commitment fee on the unused commitments under the Revolving Facility at an initial rate equal to 0.50% per annum (subject to a similar leverage-based step-down).

The loans and other obligations under the Credit Facility (including in respect of hedging agreements and cash management obligations) are (a) guaranteed by us and our existing and future domestic subsidiaries and (b) secured by substantially all of our the assets and those of our existing and future domestic subsidiaries, in each case subject to certain customary exceptions and limitations.

Subject to certain conditions, the Borrowers may voluntarily prepay the loans under the Credit Agreement in whole or in part, without premium or penalty (other than customary breakage costs). Mandatory prepayments that are required under the Credit Agreement include:

•	100% of the net cash proceeds (as defined in the Credit Agreement) upon certain dispositions of property or upon certain damages or seizures of property, subject to limited exceptions;

•	100% of the amount of net cash proceeds for certain issuances of additional indebtedness for borrowed money; and

•
beginning with the fiscal year ending December 31, 2013 and each fiscal year thereafter, an annual prepayment equal to (i) our excess cash flow (as defined in the Credit Agreement) for such fiscal year, provided such prepayment is not required if we have a Leverage Ratio of less than 2.75 minus (ii) the aggregate principal amount of term and revolving  loans voluntarily prepaid by the Borrowers during such fiscal year (other than voluntary prepayments made with the proceeds of issuances of additional indebtedness for borrowed money.

The terms of the Credit Agreement require us and our subsidiaries (on a consolidated basis and subject to certain customary exceptions) to meet the following financial covenants:

•	maintenance of maximum total funded debt to consolidated EBITDA of not more than 5.00 to 1.0, initially, and decreasing to 3.50 to 1.00 over the term of the Credit Facility;

•	maintenance of minimum consolidated EBITDA to consolidated interest charges of 2.75 to 1.0, initially, and increasing to 3.25 to 1.0 over the term of the Credit Facility; and

•	we are also limited to spending not more than $12 million of capital expenditures per year with any unexpended amounts carried over to the next twelve months.

In addition, the Credit Agreement contains (a) customary provisions related to mandatory prepayment of the loans thereunder with (i) 50% of Excess Cash Flow (as defined in the Credit Agreement), subject to step-downs to 25% and 0% of Excess Cash Flow at certain leverage-based thresholds and (ii) the proceeds of asset sales or casualty events (subject to certain customary limitations, exceptions and reinvestment rights) and (b) certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, investments, acquisitions, loans and advances, mergers, consolidations and asset dispositions, dividends and other restricted payments, transactions with affiliates and other matters customarily restricted in such agreements, in each case, subject to certain customary exceptions.

The Credit Agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain material contracts and to other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, certain impairments to the guarantees or collateral documents, and change in control defaults.

Certain of the lenders under the Credit Agreement (or their affiliates) have provided, and may in the future provide, certain commercial banking, financial advisory, and investment banking services in the ordinary course of business for us and our subsidiaries, for which they receive customary fees and commissions.

We believe that cash flows generated from operations, existing cash and cash equivalents, and borrowing capacity under our revolver should be sufficient to finance working capital requirements for our business for the foreseeable future.

Contract Payable

In addition to the indebtedness under the Prior Credit Agreement, we have recorded a contract payable of $4.1 million representing the unpaid balance on a 2010 acquisition. This amount will be paid in annual installments over the next three years, together with related interest. As of June 30, 2012, $1.4 million of this amount is due within 12 months and is therefore included within "Accounts payable and accrued expenses" on the Consolidated Balance Sheet.

Maturities

The debt outstanding under the Prior Credit Agreement was repaid in full with the proceeds from the Term Loan on July 2, 2012. Under the new Credit Agreement entered into on July 2, 2012 and the contract payable, we are required to pay the following amounts for its debt and contract obligations during the years ended December 31:

2012	$1.2
2013	3.8
2014	3.8
2015	3.8
2016	2.4
Thereafter	229.2
Total	$244.2

Contractual Obligations

There has been no material change to our contractual obligations as disclosed in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2012, other than those disclosed in the Notes to Consolidated Financial Statements herein.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities”.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks due primarily to changes in interest rates on our variable interest rate debt. Under our Prior Credit Agreement, we are required to enter into an interest rate swap if the market LIBOR rate exceeds 1.5%. The three-month LIBOR rate at June 30, 2012 was 0.46%.

Our earnings may be impacted by movements in market rates. Based on the outstanding debt at June 30, 2012, a hypothetical increase in interest rates of 100 basis points would result in potential reduction of future pre-tax earnings of approximately $1.1 million per year. Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business and other factors.

We purchase significant amounts of soy, palm and canola oil, peanuts and rice products to support the needs of our brands. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. These forward purchase commitments qualify as normal purchases and sales in the normal course of business and accordingly, do not qualify as derivatives under existing authoritative accounting guidance, namely, “Accounting for Derivative Instruments and Hedging Activities.” Based on the most recent prices for soy, palm and canola oil and peanuts and rice products, as of June 30, 2012 we had commitments of $43.2 million. We are exposed to market risk from commodity pricing changes. In order to minimize price variability and to manage risk, we enter into derivative hedging arrangements with counterparties for butter and milk. These derivatives must be net settled in cash and are marked-to-market each period within the Consolidated Statement of Income and Comprehensive Income.

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

Item 4.    Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2012. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management's evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the six months ended June 30, 2012, with the exception of Glutino, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Note regarding acquisition

In making our assessment of disclosure controls and procedures and of changes in internal control over financial reporting as of June 30, 2012, we have excluded the operations of Glutino. We are currently assessing the control environment of this acquired business. Glutino's net sales constitute approximately 20% and 19% of our net sales for the three and six months ended June 30, 2012, and Glutino's assets constitute approximately 13% of our total assets as of June 30, 2012.

Part II.    Other Information

Item 1.    Legal Proceedings

We are currently involved in the following legal proceedings:

In February, 2010, a class action lawsuit was filed against the Company in the U.S. District Court for the Central District in California in Santa Ana, California relating to claims made in connection with the labeling of our Nucoa® stick margarine product. We entered into a settlement agreement to resolve the lawsuit and the settlement amount was charged to expense during the third quarter of 2011. The settlement was approved by the court on June 12, 2012.  However, in July, 2012, the former legal counsel to the plaintiff in the case who attempted to intervene in the action, filed an appeal to the United States Court of Appeals for the Ninth Circuit. We believe that neither this appeal, nor its ultimate outcome, will have any material adverse effect on our business.

 In 2007, three parties filed Oppositions to European Patent No. 0820307 relating to increasing the HDL level and the HDL/LDL ratio in Human Serum by Balancing Saturated and Polyunsaturated Dietary Fatty Acids.  In July 2010, a hearing was held on this matter in Munich, Germany, and the patent panel ruled against us.  We have appealed the ruling.  We believe that neither this proceeding, nor its ultimate outcome, will have any material adverse effect on our business.

In October, 2011, a class action lawsuit was filed against the Company in the U.S. District Court, for the District of New Jersey alleging that the labeling and marketing of our Smart Balance® “Fat Free Milk and Omega-3s” products are unfair, deceptive, and improper because they contain 1g of fat from the Omega-3 fatty acid oil blend in the products.  We filed a Motion to Dismiss in response to the Complaint, which was granted in part and denied in part on June 25, 2012. The court has given the plaintiffs thirty days to re-plead certain claims and we intend to continue to vigorously defend ourselves in this litigation. We do not expect that the resolution of this matter will have a material adverse effect on our business.

We recently became aware of a class action lawsuit filed in the Southern District of California relating to the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products.  We have not yet been served with the Complaint, but we have obtained and reviewed a copy of the Complaint.  Based on our review, we believe the allegations contained in the Complaint are without merit and the Company intends to vigorously defend itself against these allegations.
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

We may fail to realize the revenue enhancements and other benefits expected from our acquisition of Udi's.

 On July 2, 2012, we completed the acquisition of Udi's, a Denver, Co. based manufacturer and marketer of gluten-free products, for total consideration of approximately $126 million in cash, subject to a final working capital adjustment. This is our second acquisition of a manufacturer and marketer of gluten-free products within a twelve month period - the first being our August 3, 2011 acquisition of Glutino for total consideration of $66.3 million.

The success of our Udi's acquisition will depend, in part, on our ability to successfully integrate Udi's into our company. If we are not able to do so within the time frame we anticipate, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected and our business may be adversely affected. The integration of Udi's will be made more difficult because it follows closely upon the recent acquisition of Glutino. Efforts to integrate Udi's into our company may also divert management attention and resources. Issues that may arise in connection with integrating Udi's include, among other things:

•	integrating certain distribution, marketing and promotion activities and information systems;

•	conforming Udi's standards, controls, procedures and accounting and other policies to our own;

•	consolidating corporate and administrative infrastructures;

•	retaining key Udi's management;

•	retaining existing Udi's customers and attracting new customers; and

•	making any necessary modifications to the Udi's operating control standards to comply with the Sarbanes- Oxley Act of 2002 and the rules and regulations promulgated thereunder.

                In addition, our ability to realize the revenue enhancements and other benefits expected from our acquisition of Udi's is dependent on the continued stability and future growth of the market for gluten-free products. If the demand for gluten-free products declines, or does not continue to increase in the long-term (including as a result of increased competition), our results of operations may be adversely affected.

We cannot assure you that we will be able to integrate the operations of Udi's successfully, that we will be able to fully realize anticipated synergies from the acquisition or that we will be able to operate Udi's as profitably as anticipated. Our beliefs regarding the benefits to be derived from the acquisition of Udi's are based on numerous assumptions that are subject to risks and uncertainties that could deviate materially from our expectations.

Our acquisitions of Udi's and Glutino subject us to the risks associated with and expenditures necessary to maintain and continue to upgrade our operating manufacturing facilities.

While historically we have mainly outsourced the manufacturing of our products to third parties, as a result of our acquisitions of Udi's and Glutino we now own and operate four manufacturing facilities which produce many of the products which are sold by Udi's and Glutino. This subjects us to the risks associated with, and expenditures necessary to maintain and continue to upgrade upgrade our operating manufacturing facilities.

In addition, any loss of the use of all or a portion of any of our facilities due to accidents, fires, explosions, labor issues, adverse weather conditions, natural disasters such as floods, tornadoes, hurricanes, ice storms and earthquakes, supply interruptions, transportation interruptions, human error, mechanical failure, terrorist acts, power outages, discharges or releases of hazardous substances and other environmental issues, or otherwise, whether short or long-term, could have a material adverse effect on us and our operations. If such events occur, we could experience substantial business losses, production delays, third party lawsuits and significant repair costs, as well as personal injury and/or loss of life, which could materially and adversely affect our business, financial condition, results of operations, prospects and cash flows.

Moreover, unexpected failures of our equipment and machinery could result in production delays, revenue loss and significant repair costs, as well as injuries to our employees. Any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative impact on our profitability and cash flows. A loss or interruption of production at certain of our facilities could disrupt our operations and affect a large number of customers, decreasing our revenues.

We are also subject to losses associated with equipment shutdowns, which may be caused by the loss or interruption of electrical power to our facilities due to unusually high demand, blackouts, adverse weather, equipment failure or other catastrophic events. Losses caused by disruptions in the supply of electrical power could materially and adversely affect our business, financial condition, results of operations, prospects and cash flows.

Finally, our ownership and operation of manufacturing facilities will require us to incur potentially significant capital and other expenditures to maintain those facilities and, where necessary, expand and to upgrade those facilities to satisfy demand for our existing products, in connection with the introduction of new products and to comply with applicable regulatory requirements, including requirements of the F.D.A.

In connection with our acquisition of Udi's, we entered into a new secured credit facility that significantly increased the amount of our outstanding debt. Our ability to service this increased debt load may be limited, which could force us to reduce or delay advertising and promotional expenditures, restructure our indebtedness or seek additional equity capital.

As of June 30, 2011, we had approximately $103.0 million outstanding under our then-existing secured credit facility. On July 2, 2012, in connection with our acquisition of Udi's, we entered into a new $280.0 million secured credit facility, consisting of a term loan B in an aggregate principal amount of $240 million and a revolving credit facility in an aggregate principal amount of $40 million. Our increased level of indebtedness could have important consequences to our stockholders, including:

•	limiting our ability to obtain additional financing to fund our working capital, acquisitions, expenditures, debt service requirements or other general corporate purposes;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;

•	limiting our ability to compete with other companies who are not as highly leveraged;

•	subjecting us to restrictive financial and operating covenants in the agreements governing our and our subsidiaries' long-term indebtedness;

•
exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries' debt instruments that could have a material adverse effect on our business, results of operations and financial condition;

•	increasing our vulnerability to a downturn in general economic conditions or in pricing of our products; and

•	limiting our ability to react to changing market conditions in our industry and in our customers' industries.

In addition, borrowings under our credit facilities bear interest at variable rates. If market interest rates increase, the variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow.

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

Our recent acquisitions have significantly increased the number of employees we have, subjecting us to the risks of labor disputes and adverse employee relations, which could disrupt our business and increase our costs.

As a result of our acquisitions of Glutino and Udi's, the number of employees we have has increased from 70 on June 30, 2011 to approximately 600 as of July 2, 2012. While we believe that our relations with our employees are good, employees at our Glutino manufacturing facility in Laval, Quebec, Canada have taken steps to join a labor union and our other employees could in the future seek to join labor unions. These labor unions could seek to enter into collective bargaining arrangements with us, which could result in, among other things, strikes, work stoppages, labor disturbances or other slowdowns by the affected workers. We could experience significant disruption in our operations, which would cause higher ongoing labor costs and impact our ability to satisfy our customers' requirements. Any such cost increases, stoppages or disturbances could materially and adversely affect our business, financial condition, results of operations, prospects and cash flows by limiting plant production, sales volumes and profitability.

Item 6.    Exhibits

See the exhibit index located elsewhere in this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 2, 2012	SMART BALANCE, INC. (Registrant)

/s/ Stephen B. Hughes
Stephen B. Hughes Chairman and Chief Executive Officer (Authorized officer of Registrant)

/s/ Christine Sacco
Christine Sacco Chief Financial Officer, Treasurer (Principal financial officer of Registrant)

Exhibit Index:

10.1
Membership Interest Purchase Agreement, dated as of May 31, 2012, by and among Hubson Acquisition, LLC, Ehud Baron, Etai Baron, Rivka Grinberg, Yosef Lutwak, Chadwick White, Smart Balance, Inc., UHF Acquisition Corp. and, solely for purposes of Sections 5.3, 5.7, 5.13, 5.18 and 6.1(b) and Article 9 thereof, Allan B. Hubbard, in his personal capacity and in his capacity as Trustee of the Allan B. Hubbard Revocable
Trust, and Devin Anderson (1)

10.2	First Amendment to the Membership Interest Purchase Agreement, dated as of June 29, 2012, by and between Smart Balance, Inc. and Hubson Acquisition, LLC (2)

10.3
Credit Agreement, dated as of July 2, 2012, by and among GFA Brands, Inc., Glutino USA, Inc., UHF Acquisition Corp. and Udi's Healthy Foods, LLC, as borrowers, Smart Balance, Inc., as a guarantor, the other guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of Montreal, as administrative agent (3)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

101.LAB	XBRL Taxonomy Label Linkbase Document (4)

101.PRE	XBRL Extension Presentation Linkbase Document (4)

1	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on July 2, 2012.
2	Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed with the SEC on July 2, 2012.
3	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 2, 2012.
4
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.