Form 10-Q
period 2012-09-30
SMART BALANCE, INC.
filed 2012-11-08
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2012	Commission File Number 001-33595

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
Yes ☐     No ☒

As of November 8, 2012, the Registrant had 59,489,049 shares of common stock, par value $.0001 per share, outstanding.

SMART BALANCE, INC.

i

Cautionary Note Regarding Forward Looking Statements

Statements made in this quarterly report that are not historical facts, including statements about the Company's plans, strategies, beliefs and expectations, are forward-looking and subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may include the use of the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe” and similar expressions. Forward-looking statements speak only as of the date they are made, and, except for the Company's ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statement, whether to reflect actual results of operations, changes in financial condition, changes in general economic or business conditions, changes in estimates, expectations or assumptions, or circumstances or events arising after the filing of this quarterly report. Actual results may differ materially from such forward-looking statements for a number of reasons, including those risks and uncertainties set forth in "Item 1A. Risk Factors," located in our annual report on Form 10-K for the year ended December 31, 2011, as supplemented herein, and the Company's ability to:

•	successfully integrate and operate the Glutino and Udi's Healthy Foods, LLC businesses and realize the expected growth benefits of the Glutino and Udi's Healthy Foods, LLC acquisitions;

•	maintain and grow those revenues derived from our Smart Balance® buttery spread products from which we generate a substantial portion of our revenues;
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

Part I.  Financial Information
Item 1. Financial Statements

SMART BALANCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,680	$7,959
Accounts receivable, net of allowance of: $574 (2012) and $343 (2011)	28,573	20,030
Accounts receivable - other	2,481	1,124
Inventories	22,975	15,698
Prepaid taxes	7,282	981
Prepaid expenses and other assets	6,061	2,149
Deferred tax asset	4,530	5,299
Total current assets	76,582	53,240
Property and equipment, net	30,687	13,804
Other assets:
Goodwill	322,254	266,598
Intangible assets, net	234,704	183,822
Deferred costs, net	12,456	2,690
Other assets	1,804	1,478
Total other assets	571,218	454,588
Total assets	$678,487	$521,632
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$49,366	$40,358
Income taxes payable	224	217
Current portion of long-term debt	2,418	9,150
Total current liabilities	52,008	49,725
Long-term debt	241,042	93,815
Deferred tax liability	49,816	51,474
Contract payable	2,750	4,125
Other liabilities	1,178	877
Total liabilities	346,794	200,016
Commitment and contingencies
Stockholders' equity
Common stock, $.0001 par value, 250,000,000 shares authorized; 62,926,611 and 62,630,683 issued in 2012 and 2011, respectively and 59,235,948 and 58,940,020 outstanding in 2012 and 2011, respectively	6	6
Additional paid in capital	548,078	539,432
Accumulated deficit	(200,505)	(200,967)
Accumulated other comprehensive loss, net of tax	(291)	(1,260)
Treasury stock, at cost (3,690,663 shares)	(15,595)	(15,595)
Total stockholders' equity	331,693	321,616
Total liabilities and stockholders' equity	$678,487	$521,632
 See accompanying notes to the condensed consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$101,334	$71,660	$256,614	$190,403
Cost of goods sold	59,032	41,425	147,231	103,624
Gross profit	42,302	30,235	109,383	86,779

Operating expenses:
Marketing	8,416	6,947	21,707	18,337
Selling	8,368	5,909	21,510	16,209
General and administrative	20,324	12,651	47,335	32,495
Restructuring, acquisition and integration-related costs	5,708	2,617	7,262	2,617
Total operating expenses	42,816	28,124	97,814	69,658
Operating income (loss)	(514)	2,111	11,569	17,121

Other income (expense):
Interest expense	(7,269)	(910)	(9,719)	(2,384)
Other income (expense), net	877	156	696	622
Total other (expense)	(6,392)	(754)	(9,023)	(1,762)
Income (loss) before income taxes	(6,906)	1,357	2,546	15,359
Provision (benefit) for income taxes	(3,181)	214	2,084	7,344
Net income (loss)	$(3,725)	$1,143	$462	$8,015

Earnings (loss) per share:
Basic	$(0.06)	$0.02	$0.01	$0.14
Diluted	$(0.06)	$0.02	$0.01	$0.14

Weighted average shares outstanding:
Basic	59,193,268	58,940,020	59,025,590	59,362,789
Diluted	59,193,268	58,986,833	60,303,209	59,372,198

Net income (loss)	$(3,725)	$1,143	$462	$8,015
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	967	(1,429)	969	(1,429)
Other comprehensive income (loss)	967	(1,429)	969	(1,429)
Comprehensive income (loss)	$(2,758)	$(286)	$1,431	$6,586

See accompanying notes to the condensed consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$462	$8,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	9,427	5,331
Amortization and write-off of deferred financing costs	3,157	434
Deferred income taxes	(2,548)	(709)
Excess tax benefit from stock-based arrangements	(1,186)	—
Stock-based compensation	8,474	4,004
Changes in assets and liabilities:
Accounts receivable	(2,247)	516
Inventories	(291)	1,016
Prepaid expenses and other assets	(2,529)	1,656
Prepaid taxes	(5,108)	(242)
Accounts payable and accrued expenses	(2,654)	1,719
Net cash provided by operating activities	4,957	21,740
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	(126,910)	(65,774)
Purchase of property and equipment	(6,324)	(1,569)
Patent/trademark defense costs	(2,420)	(752)
Net cash (used in) investing activities	(135,654)	(68,095)
Cash flows from financing activities
Proceeds from issuance of long-term debt	250,712	68,084
Repayment of debt	(111,592)	(9,127)
Payments for loan costs	(12,923)	(1,793)
Excess tax benefit from stock-based payment arrangements	1,186	—
Purchase of treasury stock	—	(5,147)
Net cash provided by financing activities	127,383	52,017
Effects of exchange rate changes on cash and cash equivalents	35	(12)
Net increase (decrease) in cash and cash equivalents for the period	(3,279)	5,650
Cash and cash equivalents - beginning of period	7,959	3,840
Cash and cash equivalents - end of period	$4,680	$9,490
Cash paid during the period for:
Income taxes	$9,850	$6,005
Interest	$6,458	$1,759

See accompanying notes to the condensed consolidated financial statements

SMART BALANCE, INC. AND SUBSIDIARIES
                  Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

1.     General and Basis of Presentation

Smart Balance, Inc. (the “Company”) is a consumer foods company that markets a wide array of consumer foods products for sale primarily in the U.S. and Canada.

On July 2, 2012, the Company acquired  Udi's Healthy Foods, LLC (“Udi's”) from its majority unit holder Hubson Acquisition, LLC, an affiliate of E&A Industries, based in Indianapolis, IN, the family of founder Ehud Baron, and other minority unit holders.  See Note 2 - Acquisition.

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

Certain prior period amounts have been reclassified to conform with current period presentation.  Restructuring, acquisition and integration-related costs represent restructuring charges and external costs related to acquired businesses and integrating those acquired businesses.  Acquisition and integration-related costs primarily include expenditures for legal, accounting, consulting and integration of systems and processes.

During the third quarter of 2012, the Company reorganized its reporting structure in a manner that resulted in a change to its operating and reportable segments.  See Note 16 - Segments.

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

Revenue Recognition

The Company offers its customers and consumers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and advertising; such amounts are estimated and recorded as a reduction in revenue. For interim reporting, the Company estimates the total annual sales incentives for most programs and records a pro rata share in proportion to forecasted annual revenue. As a result, the Company has recorded a prepaid expense at September 30, 2012 of $4,201, which will be charged to expense over the remainder of the year.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board updated the guidance within Accounting Standards Codification 350, “Intangibles - Goodwill and Other.”    This amended standard now permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is determined that it is more likely than not that the fair value is more than its carrying value, then the requirement to perform quantitative impairment testing, as outlined in the previously issued standards, is eliminated. The updated guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15,

2012, with early adoption permitted.  The Company does not expect this update to significantly impact its consolidated financial statements.

2.      Acquisitions

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

On July 2, 2012, the Company acquired Udi's from its majority unit holder, Hubson Acquisition, LLC, an affiliate of E&A Industries based in Indianapolis, IN, the family of founder Ehud Baron, and other minority unit holders. Total cash consideration was $126,910. The acquisition, as well as the refinancing of existing outstanding debt, was financed with the proceeds of a new $280,000 senior secured credit facility. Based in Denver, CO, Udi's markets gluten-free products under the “Udi's Gluten Free Foods” brand in the retail market, and since mid-2011, food service channels. Udi's is a leading brand in gluten-free bread and baked goods. In addition, Udi's markets other gluten-free products including frozen pizza and granola.

The Company accounted for both acquisitions pursuant to ASC No. 805, “Business Combinations.” Accordingly, it recorded net assets acquired and liabilities assumed at their fair values.

The purchase price allocation for the Udi's acquisition is subject to further adjustment upon finalization of the opening balance sheet. The following summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

Accounts receivable	$6,241
Accounts receivable - other	43
Inventories	6,837
Prepaid expenses and other assets	2,739
Property and equipment	13,213
Other assets	61
Intangible assets	54,400
Goodwill	55,267
Accounts payable, accrued expenses and other liabilities	(11,891)
Total	$126,910

Other intangible assets and their amortization periods are as follows:

	Useful life (in years)	Fair value
Customer relationships	12	$28,000
Trademarks/tradenames	Indefinite	22,000
Proprietary recipes	6	4,000
Non-compete agreement	3	400
Total		54,400

The goodwill associated with Udi's is a result of acquiring and retaining workforces and expected synergies from integrating their operations into the Company. All such goodwill recognized as part of the Udi's acquisition is reported in the Natural segment. All goodwill recorded as a result of the Udi's acquisition is expected to be deductible for tax purposes.

SMART BALANCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Udi's contributed net sales of $22,523 and net income of $2,124 to the Company for the period from July 2, 2012 to September 30, 2012. The following unaudited pro forma financial information presents the combined results of the Company (including Glutino and Udi's) and Udi's as though both acquisitions occurred on January 1, 2011.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2012	2011
Net sales	$91,182	$297,582	$260,087
Net income	487	3,804	2,928
Basic and diluted earnings per share	$0.01	$0.06	$0.05

The pro forma amounts have been calculated after applying the Company's accounting policies.  Included in the pro forma results is the interest expense and amortization of deferred financing costs associated with the new debt incurred in connection with the acquisition of Udi's, a one-time charge to reflect the estimated fair value of finished goods acquired, the depreciation expense of the fair value of property and equipment and the amortization expense of the fair value of the finite-lived intangible assets, as though the acquisitions had been consummated as of January 1, 2011.

The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the period indicated nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any potential net sales enhancements or operating efficiencies that could result from the acquisition.

3.     Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, short term trade receivables, payables, note payables, accrued expenses and derivative instruments. The carrying value of cash and cash equivalents, short term receivables and payables and accrued expenses approximate fair value because of their short maturities. The Company's debt bears interest at a variable interest rate plus an applicable margin and, therefore, approximates fair value.  The Company measures fair value based on authoritative accounting guidance for “Fair Value Measurements”, which requires a three-tier fair value hierarchy that prioritizes inputs to measure fair value.  These tiers include:  Level 1, defined as inputs such as unadjusted quoted prices in an active market for identical assets or liabilities; Level 2, defined as inputs other than quoted market prices in active markets that are either directly or indirectly observable; or Level 3, defined as unobservable inputs for use when little or no market value exists therefore requiring an entity to develop its own assumptions.   When available, the Company uses quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, the Company measures fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters.

At September 30, 2012 and December 31, 2011, information about inputs into the fair value measurements of the Company’s assets and liabilities that are made on a recurring basis was as follows:

	Fair Value Measurements at Reporting Date Using Total Fair Value and Carrying Value on Balance Sheet (1)
	September 30, 2012	December 31, 2011
Assets:
Deferred compensation (2)	$1,173	$680
Derivative assets (3)	1,130	173
Total assets	$2,303	$853

Liabilities:
Deferred compensation (2)	$1,158	$717
Total liabilities	$1,158	$717

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

The Company uses derivative financial instruments, principally commodity exchange contracts, to manage risks from fluctuations in commodity costs. Derivative financial instruments are not used for the purpose of creating speculative positions or for trading purposes. Related contracts are recorded in the balance sheet at fair value using market prices and rates prevailing at the balance sheet date obtained from independent exchanges. Changes in the fair value are recognized through earnings in the period in which they occur in "Other income (expense)" in the Consolidated Statement of Income and Comprehensive Income. Amounts recognized were gains of $794 and $779 for the three and nine months ended September 30, 2012, respectively, and gains of $137 and $804 for the three and nine months ended September 30, 2011, respectively. As of September 30, 2012, the Company had in place commodity exchange contracts to hedge future milk and vegetable oil purchases totaling 41.6 million pounds and 8.4 million pounds, respectively. Contracts are entered into having maturities of generally no more than twelve months.

4.    Inventory

Inventories consist of the following:

	September 30, 2012	December 31, 2011
Finished product	$17,143	$14,589
Raw materials	5,832	1,109
Total	$22,975	$15,698

5.    Property and Equipment

Property and equipment consist of the following:

	September 30, 2012	December 31, 2011
Software development costs	$6,591	$6,089
Machinery and equipment	21,770	7,487
Furniture and fixtures	1,338	1,198
Leasehold improvements	8,084	666
Gross assets	37,783	15,440
Less: accumulated depreciation	(7,096)	(4,399)
Construction in progress	—	2,763
Property and equipment, net	$30,687	$13,804

Depreciation expense was $1,183 and $2,902 for the three and nine months ended September 30, 2012, respectively, compared to $573 and $1,321 for the three and nine months ended September 30, 2011, respectively.

6.    Goodwill and Intangible Assets

The following summarizes the changes in the Company's goodwill, by segment:

SMART BALANCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

	Smart Balance	Natural	Total
Goodwill	$301,557	$95,041	$396,598
Accumulated impairment loss	(130,000)	—	(130,000)
Balance as of January 1, 2012	171,557	95,041	266,598
Goodwill acquired during the year	—	55,267	55,267
Translation adjustments	—	389	389
Balance as of September 30, 2012	$171,557	$150,697	$322,254

	Smart Balance	Natural	Total
Goodwill	$301,557	$77,355	$378,912
Accumulated impairment loss	(130,000)	—	(130,000)
Balance as of January 1, 2011	171,557	77,355	248,912
Goodwill acquired during the year	—	18,189	18,189
Translation adjustments	—	(503)	(503)
Balance as of December 31, 2011	$171,557	$95,041	$266,598

Intangible assets, net consisted of the following major classes as of September 30, 2012:

	Gross Carrying Amount	Accumulated Amortization	Translation Adjustments	Net Carrying Value
Patent technology	$42,979	$(21,813)	$—	$21,166
Proprietary recipes	4,000	(167)	—	3,833
Non-compete agreement	400	(33)	—	367
Supply relationships	1,000	(363)	—	637
Customer relationships	52,921	(3,610)	614	49,925
Subscription database	2,900	(1,015)	—	1,885
Trademarks	157,024	(133)	—	156,891
Total intangible assets, net	$261,224	$(27,134)	$614	$234,704

Intangible assets, net consisted of the following major classes as of December 31, 2011:

	Gross Carrying Amount	Accumulated Amortization	Translation Adjustments	Net Carrying Value
Patent technology	$40,797	$(18,575)	$—	$22,222
Supply relationships	1,000	(313)	—	687
Customer relationships	25,963	(1,054)	(1,054)	23,855
Subscription database	2,900	(580)	—	2,320
Trademarks	134,786	(48)	—	134,738
Total intangible assets, net	$205,446	$(20,570)	$(1,054)	$183,822

As of September 30, 2012 and December 31, 2011, the total carrying amount of indefinite-lived intangible assets included in the tables above under trademarks was $155,882 and $133,645, respectively.

SMART BALANCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Amortization expense was $2,738 and $6,525 for the three and nine months ended September 30, 2012, respectively, and $1,667 and $4,010 for the three and nine months ended September 30, 2011, respectively.  Based on the Company's amortizable intangible assets as of September 30, 2012, amortization expense is expected to be approximately $2,800 for the remainder of 2012 and range from approximately $10,500 to $11,000 for each of the next five fiscal years.
The Company reviews goodwill and indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable, and also reviews goodwill and indefinite-lived intangible assets annually.  At June 30, 2012, the Company performed its annual assessment of fair value and concluded that there was no impairment related to its goodwill and other indefinite-lived intangible assets.

7.    Restructuring and Other Actions

In connection with the restructuring of the Company to improve future operations, severance charges associated with workforce reductions and other facility closure and exit costs were recorded during 2010 and the third quarter of 2012. Restructuring charges are included in "Restructuring, acquisition and integration-related costs" in the Consolidated Statement of Income (Loss) and Comprehensive Income (Loss).

The following table sets forth the activity affecting the restructuring accrual during the nine months ended September 30, 2012:

	Severance	Other Closure and Exit Costs	Total
Balance as of December 31, 2011	$873	$220	$1,093
Charges incurred	2,505	87	2,592
Cash payments	(730)	(90)	(820)
Adjustments	(146)	8	(138)
Balance as of September 30, 2012	$2,502	$225	$2,727

The current portion of accrued restructuring costs as of September 30, 2012 is $2,707 and is reflected in "Accounts payable and accrued expenses" and the remaining long-term portion of the liability of $20 is reflected in "Other liabilities" in the Consolidated Balance Sheets. The liabilities for other closure and exit costs primarily relate to contractually required lease obligations and other contractually committed costs associated with abandoned office space.  The Company expects to pay the majority of the obligations within the next twelve months.

8.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2012	December 31, 2011
Accounts payable	$19,847	$13,536
Accrued trade spend	4,980	5,796
Accrued marketing	4,926	4,217
Current portion of contract payable	1,375	1,375
Accrued restructuring	2,707	933
Accrued incentives	2,818	4,444
Accrued legal fees	2,451	1,492
Accrued freight	1,562	839
Accrued commission	1,194	207
Accrued payroll-related	2,591	373
Accrued other	4,915	7,146
Total	$49,366	$40,358

SMART BALANCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

9.    Long-Term Debt and Contract Payable

Long-term debt consists of the following:

	September 30, 2012	December 31, 2011
Term loan	$239,400	$46,000
Revolver	4,000	56,957
Capital lease	60	8
Total debt	243,460	102,965
Less: Current portion	2,418	9,150
Long-term debt	$241,042	$93,815

As of September 30, 2012, $36,000 was available for borrowing under the Revolver.

The interest rates for outstanding obligations at September 30, 2012 were 7.00% for the Term Loan and 5.49% for the Revolver while the commitment fee on the unused line was 0.50%.

The Prior Credit Agreement contained covenants that are customary for agreements of this type. The debt outstanding under the Prior Credit Agreement was repaid with the proceeds received on July 2, 2012 from a new term loan under the Company's new Credit Agreement. See below as it relates to the provisions under the new Credit Agreement effective July 2, 2012.

Because the Company's leverage ratio was more than 2.0 as of December 31, 2011, the Company was required to make a prepayment under its Prior Credit Agreement in April 2012.  In April 2012, the Company entered into a Second Amendment to the Prior Credit Agreement (the “Amendment”) which modified the definition of “Excess Cash Flow” under the Prior Credit Agreement to exclude the results of Glutino's operations for the periods prior to the Company's ownership of Glutino, and to also exclude certain expenses relating to the acquisition and integration of Glutino.  After giving effect to the Amendment, the Company was required to make a prepayment on the term loan of $2,653 in April 2012.

New Credit Agreement

On July 2, 2012, GFA Brands, Inc., Glutino USA, Inc., UHF Acquisition Corp. and Udi's, (collectively, the “Borrowers”) entered into a Credit Agreement, which the Company and the U.S. subsidiaries of the Borrowers joined as guarantors, with a group of lenders and Bank of Montreal, as administrative agent (the “Agent”), pursuant to which the Borrowers established a new senior secured credit facility (the “Credit Facility”) in an aggregate principal amount of $280,000, consisting of a term loan B (the “Term Loan”) in an aggregate principal amount of $240,000 and a revolving credit facility (the “Revolver”) in an aggregate principal amount of $40,000 (with sublimits for swingline loans and the issuance of letters of credit). The Term Loan will mature on July 2, 2018 and the Revolver will mature on June 30, 2017.

The proceeds of the Term Loan were used to finance the acquisition of Udi's, to refinance certain existing indebtedness of the Company and its subsidiaries and to fund certain fees and expenses associated therewith. In the future, the Revolver may be used by the Company and its subsidiaries for working capital and for other general corporate purposes, including acquisitions and investments, permitted under the Credit Agreement. The Credit Agreement also provides that, upon satisfaction of certain conditions, the Borrowers may increase the aggregate principal amount of loans outstanding thereunder by up to $50,000, subject to receipt of additional lending commitments for such loans.

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

SMART BALANCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Outstanding amounts under the Revolver will initially bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 5.25% or (b) a Base Rate (equal in this context to the lowest of (x) the Agent's prime rate, (y) the federal funds rate plus 1/2 of 1.00% and (z) LIBOR plus 1.00%) plus 4.25%. From and after delivery to the Agent of financial statements for the fiscal quarter ending on September 30, 2012, the margin over LIBOR and the Revolving Base Rate may be adjusted periodically based on the Company's ratio of total funded debt to consolidated EBITDA, with 5.50% per annum being the maximum LIBOR margin and 4.50% per annum being the maximum Base Rate margin established by such adjustment mechanism. The Borrowers are required to pay a commitment fee on the unused commitments under the Revolver at an initial rate equal to 0.50% per annum (subject to a similar leverage-based step-down).

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

The terms of the Credit Agreement require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to meet the following financial covenants:

•
maintenance of maximum total funded debt to consolidated EBITDA (as defined in the Credit Agreement) of not more than 5.00 to 1.0, initially, and decreasing to 3.50 to 1.00 over the term of the Credit Facility;

•
maintenance of minimum consolidated EBITDA (as defined in the Credit Agreement) to consolidated interest charges of 2.75 to 1.0, initially, and increasing to 3.25 to 1.0 over the term of the Credit Facility; and

•	the Company is also limited to spending not more than $12,000 of capital expenditures per year with any unexpended amounts carried over to the next twelve months.

At September 30, 2012, the Company was in compliance with all of its financial covenants.

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

Contract Payable

In addition to the indebtedness under the Credit Agreement, the Company has recorded a contract payable of $4,125 representing the unpaid balance on a 2010 acquisition. This amount will be paid in annual installments over the next three years, together with related interest. As of September 30, 2012, $1,375 of this amount is due within 12 months and therefore included within "Accounts payable and accrued expenses" on the Consolidated Balance Sheet.

Maturities

The debt outstanding under the Prior Credit Agreement was repaid in full with the proceeds from the Term Loan on July 2, 2012. Under the Credit Agreement entered into on July 2, 2012 and the contract payable, the Company is required to pay the following amounts for its debt and contract obligations during the years ended December 31:

2012	$605
2013	3,792
2014	3,789
2015	3,785
2016	2,414
Thereafter	233,200
Total	$247,585

10.    Stock-Based Compensation

Stock-based compensation consists of stock options and restricted stock units ("RSUs").

Stock Options

The Company and its stockholders have authorized the issuance of up to 12,150,000 stock options under its Second Amended and Restated Stock and Awards Plan ("the "Stock Plan").  As a result of the 2011 option exchange program (the "Option Exchange"), 432,178 of these options are no longer available to be granted. As of September 30, 2012, 626,739 options remained available for future grants.

In addition, during the first quarter of 2008, the compensation committee and a sub-committee of the compensation committee approved the issuance of up to 1,375,000 inducement stock option grants to new employees outside of the Company’s stock plan pursuant to NASDAQ Marketplace Rule 4350.  As a result of the Option Exchange, 600,000 of these options are no longer available to be granted. As of September 30, 2012, all of these stock options have been granted.

During the third quarter of 2012, the Company adopted the Smart Balance, Inc. 2012 Inducement Award Plan which allows for the issuance of up to 1,300,000 inducement stock options to new employees. The options have a ten year term and an exercise price equal to the fair market value of the Company's common stock on the date of grant. The options vest in four equal installments beginning on the first anniversary of the grant date. As of September 30, 2012, 285,000 options remained available for granting.

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

Additional information with respect to stock option activity is as follows:

SMART BALANCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding at December 31, 2011	9,350,322	$7.82	6.48
Options granted	3,262,305	7.60	9.48
Options exercised	(17,500)	4.17	8.28
Options canceled/forfeited	(1,409,972)	9.03	5.94
Options outstanding at September 30, 2012	11,185,155	$7.61	6.89
Exercisable at September 30, 2012	3,924,963	$7.95	5.86

The weighted-average grant-date fair value of options granted during the first nine months of 2012 was $3.90.

As of September 30, 2012, the total compensation cost related to non-vested awards not yet recognized was $14,388 with a weighted average remaining period of 2.07 years years over which it is expected to be expensed.

Stock-based compensation expense (pre-tax) relating to stock options included in operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service period-based	$2,131	$764	$3,411	$3,266
Market price-based $8.00	535	—	804	—
Market price-based $12.00	66	—	190	—
Market price-based $16.00	46	—	133	—
Market price-based $16.75	32	32	96	108
Market price-based $20.25	27	93	79	628
Total	$2,837	$889	$4,713	$4,002

For the traditional service-based stock options, the Company estimated the fair value, as of the date of grant, using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.20% - 4.67%, expected life of 6.25 years for the service-based options, no dividends and volatility of 35.9% - 55.08%. The cost of the service-based stock options is being amortized over a four year vesting period. In the case of the market price-based stock options, the Company used the Monte Carlo valuation model and has assumed an expected life of 10 years.  The Company has incorporated a forfeiture rate of 3% on all stock options.  The Company recognizes compensation expense for the market price-based options over the estimated vesting period, which has been determined to be 1.43 years for the $8.00 awards, 2.92 years for the $12.00 awards, 3.90 years for the $16.00 awards, 2.75 – 4.82 years for the $16.75 awards and 3.68 – 5.53 years for the $20.25 awards.

Restricted Stock Units

In September 2011, the Company began granting RSUs to certain board members and employees. These RSUs were issued under the Stock Plan and are subject to its terms and conditions. The Company issued RSUs where the compensation cost is recognized on a straight-line basis over the requisite period the holder is required to render service. The Company also issued market condition-based RSUs which vest when the underlying stock price closes at $8.00, $12.00 and $16.00 for 20 out of 30 consecutive trading days. The Company recognizes compensation expense for the market price-based RSUs over the estimated vesting period, which has been determined to be 1.43 years for the $8.00 awards, 2.92 years for the $12.00 awards, 3.90 years for the $16.00 awards. The $8.00 awards vested during the third quarter of 2012 as the required conditions were met. The Company recognized $2,190 and $3,795 of stock-based compensation for its RSUs in the three and nine months ended September 30, 2012, respectively.

Additional information with respect to RSU activity is as follows:

SMART BALANCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

	Number of Outstanding Units	Weighted Average Remaining Life (Years)
RSUs outstanding (unvested) at December 31, 2011	90,000	2.93
RSUs granted	1,600,000	1.79
RSUs vested	(490,000)	—
RSUs outstanding (unvested) at September 30, 2012	1,200,000	2.52

11.    Stock Repurchase Activities

In the fourth quarter of 2009, the Company's Board of Directors approved the repurchase of up to $25,000 of shares of the Company's common stock in 2010 and 2011. Through December 31, 2011, the Company repurchased 3,690,663 shares under this program at an average price of $4.23 per share for an aggregate purchase price of $15,595. In the fourth quarter of 2011, the share repurchase program was renewed starting January 1, 2012 and continuing through December 31, 2013, and the Company is authorized to purchase up to $25,000 in shares during such time period. No shares were repurchased during the first nine months ended September 30, 2012.

12.    License

A substantial portion of the Company’s business is dependent on its exclusive worldwide license of certain technology from Brandeis University. This license agreement, dated September 1996, imposes certain obligations upon the Company, such as diligently pursuing the development of commercial products under the licensed technology. The agreement for each country expires at the end of the term of each patent in such country and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that the Company has failed to meet its obligations under the license agreement, Brandeis could seek to limit or terminate the Company’s license rights. Royalties earned by Brandeis, which are included within "General and Administrative" expenses in the Consolidated Statement of Income (Loss) and Comprehensive Income (Loss), were $240 and $785 for the three and nine months ended September 30, 2012 and $271 and $813 for the three and nine months ended September 30, 2011, respectively.

13.    Income Taxes

The Company's effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which it operates and the amount of taxable income it earns. The effective tax rate for the three and nine months ended September 30, 2012 was 46.1% and 81.9%, respectively.  The nine months ended September 30, 2012 effective tax rate of 81.9% was primarily as a result of adjustments to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options.  The Company's effective tax rate for the full year of 2012 is estimated to be 56.3% which includes the adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options.

14.    Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss)	$(3,725)	$1,143	$462	$8,015

Denominator:
Weighted average shares used in basic computation	59,193	58,940	59,026	59,363
Add: Stock options	—	47	1	9
Weighted average shares used in diluted computation	59,193	58,987	60,303	59,372

Earnings (loss) per share, basic	$(0.06)	$0.02	$0.01	$0.14
Earnings (loss) per share, diluted	$(0.06)	$0.02	$0.01	$0.14

Diluted earnings (loss) per share for the three and nine months ended September 30, 2012 excluded the weighted-average impact of the assumed exercise of approximately 12.4 million and 6.9 million shares, respectively, because such impact would be anti-dilutive. Diluted earnings per share for the three and nine months ended September 30, 2011, excluded the weighted-average impact of the assumed exercise of approximately 5.6 million and 5.9 million shares because such impact would be anti-dilutive.

15.    Commitments and Contingencies

Commitments

In addition to those disclosed in the Company's 2011 Annual Report on Form 10-K, as of September 30, 2012, the Company had the following commitments:

Forward purchase commitments for a portion of the Company's projected commodity requirements. These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price. These commitments total approximately $50,753 as of September 30, 2012. The majority of these commitments are expected to be liquidated within one year.

Legal Proceedings

The Company is currently involved in the following legal proceedings:

In February 2010, a class action lawsuit was filed against the Company in the U.S. District Court for the Central District of California in Santa Ana relating to claims made in connection with the labeling of the Company's Nucoa® stick margarine product. The Company entered into a settlement agreement to resolve the lawsuit and the settlement amount was charged to expense during the third quarter of 2011. The settlement was approved by the court on June 12, 2012.  However, in July 2012, the plaintiff's former legal counsel, who had earlier attempted to intervene in the action, filed an appeal to the United States Court of Appeals for the Ninth Circuit. The Company believes that neither this appeal, nor its ultimate outcome, will have any material adverse effect on its business.

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

In October 2011, a class action lawsuit was filed against the Company in the U.S. District Court for the District of New Jersey alleging that the labeling and marketing of the Company's Smart Balance® “Fat Free Milk and Omega-3s” products are unfair, deceptive, and improper because they contain 1g of fat from the Omega-3 fatty acid oil blend in the products.  The Company filed a Motion to Dismiss in response to the Complaint, which was granted in part and denied in part

SMART BALANCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

on June 25, 2012. On July 25, 2012, the plaintiffs filed a Second Amended Complaint, which the Company moved to dismiss on August 10, 2012. A decision on that motion is pending. The Company intends to continue to vigorously defend itself in this litigation. The Company does not expect that the resolution of this matter will have a material adverse effect on its business.

On July 28, 2012, a class action lawsuit was filed in the U.S. District Court for the Southern District of California in San Diego claiming that the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products is false, misleading and deceptive. On September 18, 2012, the Company moved to dismiss the Complaint. That motion remains pending.  A substantially similar class action lawsuit related to the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products was filed on August 9, 2012 in the U.S. District Court for the Southern District of New York. In light of its similarity to the San Diego case, the Company intends on filing a motion to consolidate the later-filed New York case with the San Diego case, and there after moving to dismiss the New York Complaint as well. The Company believes the allegations contained in both of these Complaints are without merit and the Company intends to vigorously defend itself against these allegations. The Company does not expect that the resolution of this matter will have a material adverse effect on its business.

On August 29, 2012, legal proceedings were filed against the Company and others in Canada, Province of Quebec, District of Montreal, by Stepworth Holdings Inc. in connection with an indemnification claim made by the Company against Stepworth, which sold Glutino to the Company. In those legal proceedings, Stepworth seeks a declaration that it is not required to indemnify the Company for losses arising from a claim made by a Glutino supplier against the Company. As such, it seeks a declaration that it is entitled to the purchase price for Glutino placed in escrow to cover indemnification claims made by the Company against Stepworth. In a related proceeding, on September 24, 2012, the Company filed proceedings in the same court in Canada against the Glutino supplier and others, seeking a declaration that the supplier's claim against the Company is not valid. The Company does not expect that the resolution of this matter will have a material adverse effect on its business.

The Company is not a party to any other legal proceeding that it believes would have a material adverse effect on its business, results of operations or financial condition.

16.    Segments

During the third quarter of 2012, the Company reorganized its reporting structure in a manner that resulted in a change to its operating and reportable segments. The change resulted primarily from the Company's acquisition of Udi's in July 2012 and provides greater clarity on the new strategic focus of the Company. The Company previously had one operating and reportable segment. Our operations are now comprised of two reportable operating segments: Natural and Smart Balance.

Net sales and brand profit are the primary measures used by our Chief Operating Decision Maker (“CODM”) to evaluate segment operating performance and to decide how to allocate resources to segments. Our CODM is the Company's Chief Executive Officer. Brand profit is calculated as gross profit less marketing, selling and royalty expense (income), net.

The contribution of the Company's reportable segments to net sales and brand profit and the reconciliation to consolidated amounts are summarized below.

SMART BALANCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2012	2011
Net Sales:
Natural	$52,385	$17,371
Smart Balance	48,949	54,289
	$101,334	$71,660

Brand Profit:
Natural	$12,690	$4,149
Smart Balance	12,747	13,233
Total reportable segments	25,437	17,382
Less adjustments:
General and administrative, excluding royalty expense (income), net	20,243	12,654
Restructuring, acquisition and integration-related costs	5,708	2,617
Interest expense	7,269	910
Other (income) expense	(877)	(156)
Income (loss) before income taxes	$(6,906)	$1,357

	Nine Months Ended September 30,
	2012	2011
Net Sales:
Natural	$100,769	$30,843
Smart Balance	155,845	159,560
	$256,614	$190,403

Brand Profit:
Natural	$24,420	$9,431
Smart Balance	41,786	42,913
Total reportable segments	66,206	52,344
Less adjustments:
General and administrative, excluding royalty expense (income), net	47,375	32,606
Restructuring, acquisition and integration-related costs	7,262	2,617
Interest expense	9,719	2,384
Other (income) expense	(696)	(622)
Income (loss) before income taxes	$2,546	$15,359

SMART BALANCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the September 30, 2012 Consolidated Financial Statements and the related Notes contained in this quarterly report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2011. Forward-looking statements in this section are qualified by the cautionary statements included under the heading “Cautionary Note Regarding Forward Looking Information,” above.

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

We primarily outsource production of finished goods to third-party manufacturers.  Glutino currently has one leased manufacturing facility in Canada dedicated to the manufacturing of gluten-free products. Udi's currently has three leased manufacturing facilities in Denver, Colorado.

With the recent acquisition of Udi's, we have determined that we will establish two reportable operating segments, Smart Balance and Natural, which will formalize the way we plan to operate our business, commencing with the third quarter of 2012, and will provide greater clarity on our new strategic focus. The Smart Balance segment will consist of our branded products in spreads, butter, grocery, and milk. The Natural segment will be comprised of the Earth Balance, Glutino and Udi's branded products. Under the new structure we eliminated the role of President and Chief Operating Officer, and two other positions, further stream-lining our management team.  The one-time cost of these actions in the third quarter of 2012 totaled approximately $2.6 million.  Due primarily to the third quarter 2012 restructurings, stock options for certain former employees were forfeited or vested and certain restricted stock units immediately vested, resulting in incremental stock-based compensation charges in the quarter of approximately $1.7 million.

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

Results of Operations for the Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions, except per share data)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Net sales	$101.3	$71.7	$29.6	41.4%	$256.6	$190.4	$66.2	34.8%
Cost of goods sold	59.0	41.5	17.5	42.5%	147.2	103.6	43.6	42.1%
Gross profit	42.3	30.2	12.1	39.9%	109.4	86.8	22.6	26.0%
Operating expenses	42.8	28.1	14.7	52.2%	97.8	69.7	28.1	40.4%
Operating income (loss)	(0.5)	2.1	(2.6)	(124.3)%	11.6	17.1	(5.5)	(32.4)%
Other expenses, net	(6.4)	(0.8)	(5.6)	747.7%	(9.0)	(1.8)	(7.2)	412.1%
Income (loss) before income taxes	(6.9)	1.3	(8.2)	(608.9)%	2.6	15.3	(12.7)	(83.4)%
Provision (benefit) for income taxes	(3.2)	0.2	(3.4)	(1,586.4)%	2.1	7.3	(5.2)	(71.6)%
Net income (loss)	$(3.7)	$1.1	$(4.8)	(425.9)%	$0.5	$8.0	$(7.5)	(94.2)%
Earnings (loss) per share:
Basic	$(0.06)	$0.02	$(0.08)	(400.0)%	$0.01	$0.14	$(0.13)	(92.9)%
Diluted	$(0.06)	$0.02	$(0.08)	(400.0)%	$0.01	$0.14	$(0.13)	(92.9)%

Results of Operations for Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Net Sales:

Net sales from our Smart Balance segment of $48.9 million for the three months ended September 30, 2012 decreased by $5.4 million, or 9.8%, from $54.3 million in 2011. The decrease was primarily related to lower volumes in spreads and core grocery, partly offset by higher selling prices and increased volume in spreadable butter which was introduced in February 2012.

Net sales from our Natural segment of $52.4 million for the three months ended September 30, 2012 increased by $35.0 million from $17.4 million in 2011. The increase was primarily related to the acquisition of Udi's (acquired in July 2012 and as such not in prior year results), as well as the acquisition of Glutino (acquired in August 2011). Net sales of Glutino products also increased due to increased volumes.

Brand Profit (Gross profit less marketing, selling and royalty expense/income, net):

Brand profit from our Smart Balance segment of $12.7 million for the three months ended September 30, 2012 decreased by $0.5 million, or 3.7%, from $13.2 million in 2011. The decrease was primarily related to lower volumes in spreads, partly offset by an increase in gross profit as a percentage of net sales and a decrease in marketing expense of $1.3 million. Gross profit as a percentage of net sales was 44.9% for the three months ended September 30, 2012 compared to 44.4% during the same period in 2011, primarily due to higher selling prices, partly offset by the impact of increased commodity costs.

Brand profit from our Natural segment of $12.7 million for the three months ended September 30, 2012 increased by $8.5 million from $4.2 million in 2011. The increase was primarily related to the acquisition of Udi's which accounted for $5.1 million of the increase and an increase in Glutino products of $3.4 million. Gross profit as a percentage of net sales was 38.8% for the three months ended September 30, 2012 compared to 35.3% during the same period in 2011, primarily due to increased margins on Glutino products, specifically pretzels and the addition of Udi's products which have higher margins.

General and administrative:

General and administrative expenses of $20.3 million for the three months ended September 30, 2012 increased $7.7 million from $12.6 million in 2011. General and administrative expense in the three months ended September 30, 2012 included increased stock-based compensation charges of $4.1 million primarily associated with our restructuring activities and accelerated vesting of market price-based restricted stock units. General and administrative expense also increased due to increased amortization expense of $1.1 million and other expenses primarily due to the acquisition of Udi's.

Restructuring, acquisition and integration-related costs:

Restructuring, acquisition and integration-related costs for the three months ended September 30, 2012 were $5.7 million comprised of $2.6 million of restructuring costs associated with the actions taken in the quarter and $3.1 million of acquisition and integration-related costs associated with the acquisition of Udi's. Restructuring, acquisition and integration-related costs for the three months ended September 30, 2011 were $2.6 million and related to the acquisition of Glutino.

Other Income (Expense):

We had other expenses of $(6.4) million for the three months ended September 30, 2012 and $(0.8) million in the corresponding period in 2011.  The results for 2012 and 2011 included interest expense, net of interest income of $(7.3) million and $(0.9) million, respectively.  The increase in interest expense, net of interest income was due to the increase in debt outstanding under the new Credit Agreement and the write-off of unamortized debt costs of $2.4 million in 2012 related to the refinancing of debt. Also included in other expense in 2012 and 2011 were gains of $0.8 million and $0.1 million, respectively, on commodity hedging derivatives.

Income Taxes:

The effective tax rate for the three months ended September 30, 2012 was 46.1%. The effective tax rate for the three months ended September 30, 2011 was 15.8%, primarily as a result of the annual review and adjustment of the state's blended effective tax rate which declined approximately 0.1%. When you multiply the decline against our gross deferred tax assets and liabilities it resulted in a significant adjustment against a lower pre-tax income amount. Excluding these adjustments in 2011, the effective tax rate was 35.6%.

Net Income (Loss):

We had a net loss for the three months ended September 30, 2012 of $3.7 million versus net income of $1.1 million in 2011. This decrease was primarily due to restructuring charges during 2012 and increases in stock-based compensation charges and interest expense in 2012 compared to 2011, partly offset by the acquisition of Udi's in 2012, increased volumes in our Natural segment in 2012 and the impact of income taxes.

Results of Operations for Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Net Sales:

Net sales from our Smart Balance segment of $155.8 million for the nine months ended September 30, 2012 decreased by $3.8 million, or 2.3%, from $159.6 million in 2011. The decrease was primarily related to lower volumes in spreads and core grocery, partly offset by higher selling prices and increased volume in spreadable butter which was introduced in February 2012.

Net sales from our Natural segment of $100.8 million for the nine months ended September 30, 2012 increased by $70.0 million from $30.8 million in 2011. The increase was primarily related to the acquisition of Udi's (acquired in July 2012 and as such not in prior year results), as well as the acquisition of Glutino (acquired in August 2011).

Brand Profit (Gross profit less marketing, selling and royalty expense/income, net):

Brand profit from our Smart Balance segment of $41.8 million for the nine months ended September 30, 2012 decreased by $1.1 million, or 2.6%, from $42.9 million in 2011. The decrease was primarily related to lower volumes in spreads. Gross profit as a percentage of net sales was 45.4% for the nine months ended September 30, 2012 and 46.0% for the nine months ended September 30, 2011.

Brand profit from our Natural segment of $24.4 million for the nine months ended September 30, 2012 increased by $15.0 million from $9.4 million in 2011. The increase was primarily related to the acquisitions of Udi's and Glutino which accounted for $13.5 million of the increase. Gross profit as a percentage of net sales was 38.3% for the nine months ended September 30, 2012 compared to 43.5% during the same period in 2011. The decrease in margins primarily relates to the timing of the Udi's and Glutino acquisitions. In 2011, Earth Balance brands accounted for the majority of the brand profit and Earth Balance brands have the highest margins of the three products (Udi's, Glutino and Earth Balance).

General and administrative:

General and administrative expenses of $47.3 million for the nine months ended September 30, 2012 increased $14.8 million from $32.5 million in 2011. General and administrative expense in the nine months ended September 30, 2012 included increased stock-based compensation charges of $4.5 million primarily associated with our restructuring activities and accelerated vesting of market price-based restricted stock units. General and administrative expense also increased due to the acquisition of Glutino and Udi's, including increased amortization expense of $2.5 million.

Restructuring, acquisition and integration-related costs:

Restructuring, acquisition and integration-related costs for the nine months ended September 30, 2012 were $7.3 million comprised of $2.5 million of restructuring costs associated with the actions taken in the third quarter and $4.8 million of acquisition and integration-related costs associated with the acquisitions of Udi's and Glutino. Restructuring, acquisition and integration-related costs for the nine months ended September 30, 2011 were $2.6 million and related to the acquisition costs associated with Glutino.

Other Income (Expense):

We had other expenses of $(9.0) million for the nine months ended September 30, 2012 and $(1.8) million in the corresponding period in 2011.  The results for 2012 and 2011 included interest expense, net of interest income of $(9.7) million and $(2.4) million, respectively.  The increase in interest expense, net of interest income was due to the increase in debt outstanding under the new Credit Agreement and the write-off of unamortized debt costs of $2.4 million in 2012 related to the refinancing of debt. Also included in other expense in 2012 and 2011 were gains of $0.8 million and $0.8 million, respectively, on commodity hedging derivatives.

Income Taxes:

The effective tax rate for the nine months ended September 30, 2012 was 81.9%, primarily as a result of a $1.4 million adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options in the second quarter of 2012. The effective tax rate for the nine months ended September 30, 2011 was 47.8%, primarily as the result of a $1.5 million adjustment to reduce deferred taxes resulting from the forfeiture of certain non-qualified stock options.

Net Income:

Net income for the three months ended September 30, 2012 was $0.5 million, a decrease of $7.5 million from $8.0 million in 2011. This decrease was primarily due to restructuring charges during 2012 and increases in stock-based compensation charges and interest expense in 2012 compared to 2011, partly offset by the acquisitions of Udi's in July of 2012 and Glutino in August of 2011, increased volumes in our Natural segment in 2012 and the impact of income taxes.

Cash Operating Income

We report our financial results in accordance with accounting principles generally accepted in the United States ("GAAP").

We use the term “cash operating income” as an important measure of profitability and performance.   Cash operating income is a non-GAAP measure defined as operating income excluding depreciation, amortization of intangibles, goodwill impairment, restructuring charges, stock-based compensation expense and other one-time items.  Our management uses cash operating income for planning purposes, and we believe these measures provide investors and securities analysts with important supplemental information regarding our profitability. However, non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our results prepared in accordance with GAAP.  In addition, the non-GAAP measures we use may differ from non-GAAP measures used by other companies.  We have included reconciliations of operating income, as calculated in accordance with GAAP, to cash operating income.
 Our cash operating income was $15.1million in the third quarter of 2012 compared to $9.7 million in the third quarter of 2011. Cash operating income was $37.7 million for the nine months ended September 30, 2012 compared to $30.9 million for the corresponding period of 2011.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
(in millions)
Operating income (loss) (GAAP)	$(0.5)	$2.1	$11.6	$17.1
Add back:
Depreciation and amortization	3.9	2.2	9.4	5.3
Legal settlement		1.1		1.1
Purchase accounting adjustment	0.9	0.8	0.9	0.8
Restructuring, acquisition and integration-related costs	5.7	2.6	7.3	2.6
Stock-based compensation expense	5.1	0.9	8.5	4.0
Cash operating income	$15.1	$9.7	$37.7	$30.9

Liquidity and Capital Resources

Cash Flows

Cash provided by operating activities was $5.0 million for the nine months ended September 30, 2012 compared to $21.7 million in the corresponding period in 2011.  For the first nine months of 2012, we had net income of $0.5 million, which included $8.5 million of non-cash stock-based compensation expenses and $12.6 million of depreciation and amortization expense, partially offset by an increase in working capital needs, a decrease in deferred income taxes and an excess tax benefit from stock-based payment arrangements.  For the first nine months of 2011, we had net income of $8.0 million, which included $4.0 million of non-cash stock-based compensation, $5.8 million of depreciation and amortization expense and a decrease in working capital of $4.7 million.

Cash used in investing activities totaled $135.7 million for the nine months ended September 30, 2012, primarily due to the Udi's acquisition. Cash used in investing activities totaled $68.1 million for the nine months ended September 30, 2011, primarily due to the Glutino acquisition.

Cash used in financing activities for the nine months ended September 30, 2012 was $127.4 million, resulting from borrowings of $250.7 million to facilitate the Udi's acquisition and refinancing of existing debt, partially offset by repayment of debt of $111.6 million and payments for loan costs of $12.9 million. Cash provided by financing activities for the corresponding period in 2011 was $52.0 million, primarily resulting from borrowings to facilitate the Glutino acquisition.

Liquidity

Our liquidity planning is largely dependent on our operating cash flows, which is highly sensitive to changes in demand, operating costs and pricing for our major products. While changes in key operating costs, such as outsourced production, advertising, promotion and distribution, may adversely affect cash flows, we have been able to continue to generate significant cash flows by adjusting costs. Our principal liquidity requirements are to finance current operations, pay down existing indebtedness and fund future expansion. Under our new Credit Agreement we can also repurchase common stock subject to the satisfaction of certain conditions. No shares were repurchased during the nine months ended September 30, 2012. Currently, our primary source of liquidity is cash generated by operations.

Because our leverage ratio was more than 2.0 as of December 31, 2011, we were required to make a prepayment under our Prior Credit Agreement in April 2012.  In April 2012, we entered into a Second Amendment to the Prior Credit Agreement (the “Amendment”) which modified the definition of “Excess Cash Flow” under the Prior Credit Agreement to exclude the results of Glutino's operations for the periods prior to our ownership of Glutino, and to also exclude certain expenses relating to the acquisition and integration of Glutino.  After giving effect to the Amendment, we were required to make a prepayment on the term loan of $2.7 million in April 2012.

As of September 30, 2012, $36.0 million was available for borrowing under our credit facility and we had $4.7 million of cash.

As of September 30, 2012, we had $243.5 million outstanding under our term loan and revolver.

Cash paid for interest during the nine months ended September 30, 2012 was $6.5 million. The interest rates for outstanding obligations at September 30, 2012 were 7.00% for the Term Loan and 5.49% under the Revolver while the commitment fee on the unused line was 0.50%.

During the nine months ended September 30, 2012, we borrowed $240.0 million and repaid $0.6 million under the Term Loan and borrowed $4.0 million under the Revolver. The debt outstanding under the Prior Credit Agreement was repaid with the proceeds received on July 2, 2012 from a new term loan under our new Credit Agreement. See below as it relates to the provisions under the new Credit Agreement effective July 2, 2012.

New Credit Agreement

On July 2, 2012, GFA Brands, Inc., Glutino USA, Inc., UHF Acquisition Corp. and Udi's, (collectively, the “Borrowers”) entered into a Credit Agreement, which we and the U.S. subsidiaries of the Borrowers joined as guarantors, with a group of lenders and Bank of Montreal, as administrative agent (the “Agent”), pursuant to which the Borrowers established a new senior secured credit facility (the “Credit Facility”) in an aggregate principal amount of $280 million, consisting of a term loan B (the “Term Loan”) in an aggregate principal amount of $240 million and a revolving credit facility (the “Revolver”) in an aggregate principal amount of $40 million (with sublimits for swingline loans and the issuance of letters of credit). The Term Loan will mature on July 2, 2018 and the Revolver will mature on June 30, 2017.

The proceeds of the Term Loan were used to finance the acquisition of Udi's (see Note 2 - Acquisition), to refinance certain existing indebtedness of us and our subsidiaries and to fund certain fees and expenses associated therewith. In the future, the Revolver may be used by us and our subsidiaries for working capital and for other general corporate purposes, including acquisitions and investments, permitted under the Credit Agreement. The Credit Agreement also provides that, upon satisfaction of certain conditions, the Borrowers may increase the aggregate principal amount of loans outstanding thereunder by up to $50 million, subject to receipt of additional lending commitments for such loans.

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

Outstanding amounts under the Revolver will initially bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 5.25% or (b) a Base Rate (equal in this context to the lowest of (x) the Agent's prime rate, (y) the federal funds rate plus 1/2 of 1.00% and (z) LIBOR plus 1.00%) plus 4.25%. From and after delivery to the Agent of financial statements for the fiscal quarter ending on September 30, 2012, the margin over LIBOR and the Revolving Base Rate may be adjusted periodically based on our ratio of total funded debt to consolidated EBITDA, with 5.50% per annum being the maximum LIBOR margin and 4.50% per annum being the maximum Base Rate margin established by such adjustment mechanism. The Borrowers are required to pay a commitment fee on the unused commitments under the Revolver at an initial rate equal to 0.50% per annum (subject to a similar leverage-based step-down).

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

The terms of the Credit Agreement require us and our subsidiaries (on a consolidated basis and subject to certain customary exceptions) to meet the following financial covenants:

•
maintenance of maximum total funded debt to consolidated EBITDA (as defined in the Credit Facility) of not more than 5.00 to 1.0, initially, and decreasing to 3.50 to 1.00 over the term of the Credit Facility;

•
maintenance of minimum consolidated EBITDA (as defined in the Credit Facility) to consolidated interest charges of 2.75 to 1.0, initially, and increasing to 3.25 to 1.0 over the term of the Credit Facility; and

•	we are also limited to spending not more than $12 million of capital expenditures per year with any unexpended amounts carried over to the next twelve months.

At September 30, 2012, we were in compliance with all of our financial covenants.

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

Contract Payable

In addition to the indebtedness under our Credit Agreement, we have recorded a contract payable of $4.1 million representing the unpaid balance on a 2010 acquisition. This amount will be paid in annual installments over the next three years, together with related interest. As of September 30, 2012, $1.4 million of this amount is due within 12 months and is therefore included within "Accounts payable and accrued expenses" on the Consolidated Balance Sheet.

Maturities

Under the Credit Agreement entered into on July 2, 2012 and the contract payable, we are required to pay the following amounts for its debt and contract obligations during the years ended December 31:

2012	$0.6
2013	3.8
2014	3.8
2015	3.8
2016	2.4
Thereafter	233.2
Total	$247.6

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

Our earnings may be impacted by movements in market rates. Based on the outstanding debt at September 30, 2012, a hypothetical increase in interest rates of 100 basis points would result in potential reduction of future pre-tax earnings of approximately $2.5 million per year. Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business and other factors.

We purchase significant amounts of soy, palm and canola oil, peanuts, rice products, milk and butter to support the needs of our brands, and therefore are exposed to market risk from commodity pricing changes. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. Based on the most recent prices for soy, palm and canola oil, peanuts, rice products and butter, as of September 30, 2012 we had forward purchase commitments of $50.8 million. These forward purchase commitments qualify as normal purchases and sales in the normal course of business and accordingly do not qualify as derivatives under existing authoritative accounting guidance. In order to minimize price variability and to manage risk, we may also periodically enter into derivative hedging arrangements with counterparties for milk, butter, and soy, palm and canola oil. These derivatives must be net settled in cash and are marked-to-market each period within the Consolidated Statement of Income and Comprehensive Income.

We sell and produce products in Canada for both sale and distribution in the Canadian and U.S. markets.  By doing business in foreign markets, we are subject to risks associated with currency fluctuations which can reduce the ultimate amount of money we receive for the sales of our products into other foreign markets or add costs to the products we purchase from others in other foreign markets. In order to minimize the adverse effect of foreign currency fluctuations, we may use foreign currency contracts and other hedging arrangements as needed.

Item 4.    Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2012. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management's evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the nine months ended September 30, 2012, with the exception the acquisition of Udi's, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Note regarding acquisition

In making our assessment of disclosure controls and procedures and of changes in internal control over financial reporting as of September 30, 2012, we have excluded the operations of Udi's. We are currently assessing the control environment of this acquired business. Udi's net sales constitute approximately 22% and 9% of our net sales for the three and nine months ended September 30, 2012, and Udi's assets constitute approximately 20% of our total assets as of September 30, 2012.

Part II.    Other Information

Item 1.    Legal Proceedings

We are currently involved in the following legal proceedings:

In February 2010, a class action lawsuit was filed against the Company in the U.S. District Court for the Central District of California in Santa Ana relating to claims made in connection with the labeling of our Nucoa® stick margarine product. We entered into a settlement agreement to resolve the lawsuit and the settlement amount was charged to expense during the third quarter of 2011. The settlement was approved by the court on June 12, 2012.  However, in July 2012, the plaintiff's former legal counsel, who had earlier attempted to intervene in the action, filed an appeal to the United States Court of Appeals for the Ninth Circuit. We believe that neither this appeal, nor its ultimate outcome, will have any material adverse effect on our business.

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

In October 2011, a class action lawsuit was filed against the Company in the U.S. District Court for the District of New Jersey alleging that the labeling and marketing of our Smart Balance® “Fat Free Milk and Omega-3s” products are unfair, deceptive, and improper because they contain 1g of fat from the Omega-3 fatty acid oil blend in the products.  We filed a Motion to Dismiss in response to the Complaint, which was granted in part and denied in part on June 25, 2012. On July 25, 2012, the plaintiffs filed a Second Amended Complaint, which we moved to dismiss on August 10, 2012. A decision on that motion is pending. We intend to continue to vigorously defend ourselves in this litigation. We do not expect that the resolution of this matter will have a material adverse effect on our business.

On July 28, 2012, a class action lawsuit was filed in the U.S. District Court for the Southern District of California in San Diego claiming that the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products is false, misleading and deceptive. On September 18, 2012, we moved to dismiss the Complaint. That motion remains pending.  A substantially similar class action lawsuit related to the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products was filed on August 9, 2012 in the U.S. District Court for the Southern District of New York. In light of its similarity to the San Diego case, we intend on filing a motion to consolidate the later-filed New York case with the San Diego case, and there after moving to dismiss the New York Complaint as well. We believe the allegations contained in both of these Complaints are without merit and we intend to vigorously defend ourselves against these allegations. We do not expect that the resolution of this matter will have a material adverse effect on our business.

On August 29, 2012, legal proceedings were filed against us and others in Canada, Province of Quebec, District of Montreal, by Stepworth Holdings Inc. in connection with an indemnification claim made by us against Stepworth, which sold Glutino to us. In those legal proceedings, Stepworth seeks a declaration that it is not required to indemnify us for losses arising from a claim made by a Glutino supplier against us. As such, it seeks a declaration that it is entitled to the purchase price for Glutino placed in escrow to cover indemnification claims made by us against Stepworth. In a related proceeding, on September 24, 2012, we filed proceedings in the same court in Canada against the Glutino supplier and others, seeking a declaration that the supplier's claim against us is not valid. We do not expect that the resolution of this matter will have a material adverse effect on its business.

We are not a party to any other legal proceeding that we believe would have a material adverse effect on our business, results of operations or financial condition.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A of our 2011 Annual Report on Form 10-K for the year ended December 31, 2011 and under Part II Item 1A of our second quarter Form 10-Q for the quarter ended June 30, 2012.

Item 6.    Exhibits

See the exhibit index located elsewhere in this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2012	SMART BALANCE, INC. (Registrant)

/s/ Stephen B. Hughes
Stephen B. Hughes Chairman and Chief Executive Officer (Authorized officer of Registrant)

/s/ Christine Sacco
Christine Sacco Chief Financial Officer, Treasurer (Principal financial officer of Registrant)

Exhibit Index:

10.1
Credit Agreement, dated as of July 2, 2012, by and among GFA Brands, Inc., Glutino USA, Inc., UHF Acquisition Corp. and Udi's Healthy Foods, LLC, as borrowers, Smart Balance, Inc., as a guarantor, the other guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of Montreal, as administrative agent (1)

10.2	Separation and Release Agreement, dated September 27, 2012, by and between Smart Balance, Inc. and Terrence Schulke (2)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema Document (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)

101.LAB	XBRL Taxonomy Label Linkbase Document (3)

101.PRE	XBRL Extension Presentation Linkbase Document (3)

1	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 2, 2012.
2	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 2, 2012.
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