Form 10-K
period 2012-12-31
BOULDER BRANDS, INC.
filed 2013-02-28
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
Commission File Number 001-33595

BOULDER BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2949397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

115 West Century Road – Suite 260 Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip Code)
(201) 568-9300
(Issuer’s telephone number, including area code)
Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter ($9.39), as reported on the Nasdaq Global Market was approximately $553 million.
As of February 28, 2013, there were 59,503,966 shares of common stock, par value $.0001 per share, of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement in connection with its 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

BOULDER BRANDS, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report on Form 10-K, or "Annual Report," that are not historical facts, including statements about the Company's plans, strategies, beliefs and expectations, are forward-looking and subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may include use of the words “expect”, “anticipate”, “plan”, “intend”, “project”, “may”, “believe” and similar expressions. Forward-looking statements speak only as of the date they are made, and, except for the Company's ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statement, whether to reflect actual results of operations, changes in financial condition, changes in general economic or business conditions, changes in estimates, expectations or assumptions, or circumstances or events arising after the filing of this Annual Report. Actual results may differ materially from such forward-looking statements for a number of reasons, including the risks and uncertainties set forth in "Item 1A. Risk Factors," located in Part I of this Annual Report, and the Company's ability to manage:

•	any adverse developments with respect to the sale of Smart Balance® buttery spreads products;

•	the loss of a significant customer or significant reduction in purchase volume by any such customer;

•	the loss of a manufacturer or the inability of a manufacturer to fulfill its orders or to maintain the quality of its products;

•	the loss of Glutino's ability to access the manufacturing formulas for some of Glutino's gluten-free products which are owned by third parties;

•	the departure of one or more members of its executive management team;

•	the termination of its relationship with Acosta, Inc. to act as its primary sales agent for a significant portion of its products;

•	changes in consumer preferences and discretionary spending;

•	price increases;

•	its ability to protect its intellectual property;

•	its obligations under its principal license agreement with Brandeis University;

•	any sustained economic downturn in the U.S. and abroad and related consumer sentiment;

•	fluctuations in various food and supply costs as well as increased costs associated with product processing and transportation;

•	the regulation of its advertising;

•	adverse publicity or consumer concern regarding the safety and quality of food products or health concerns;

•	the absence of long-term contracts with its customers;

•	economic and political conditions in the U.S. and abroad;

•	foreign currency fluctuations;

•	the execution and integration of acquisitions;

•	the integration and operation of the Glutino and Udi's and realization of the expected growth benefits from the Glutino and Udi's acquisitions;

•	the risks associated with updating and maintaining our manufacturing facilities;

•	the risks of entering into a new line of business where it has no prior experience;

•	relationships with the co-packers for its products;

•	insurance for potential liabilities;

•	its internal control over financial reporting;

•	volatility of the market price and trading volume of its common stock;

•	risks related to an increased number of employees, labor disputes and adverse employee relations;

•	risks associated with conducting business outside of the U.S.;

•	the numerous laws and governmental regulations its business operations may be subject to;

•
liabilities resulting from claims, including defense costs and negative publicity, should the consumption of any food or beverage products manufactured or marketed by it cause injury, illness or death;

•	risks that customers will not accept its products for their stores or set reasonable prices for its products;

•	changes in retail distribution arrangements and the trend toward less products stocked at retail;

•	competition;

•	debt, including financial covenants that significantly restrict its operations; and

•	its future capital needs.

PART I
Item 1. Business

Corporate History

We were incorporated in Delaware on May 31, 2005 under the name Boulder Specialty Brands, Inc. in order to serve as a vehicle for the acquisition of a then-unidentified operating business and/or brand in the consumer food and beverage industry.

On May 21, 2007, we completed a merger with GFA Brands, Inc., or “GFA,” which owned and marketed the Smart Balance® line of products, among others. GFA became our wholly-owned subsidiary and is currently one of our operating entities. After the merger, the Boulder Specialty Brands, Inc. corporate name was changed to Smart Balance, Inc. Pursuant to the merger agreement with GFA, we paid an aggregate of $491.0 million in cash as merger consideration. The cash consideration for the merger was funded with cash from the proceeds of our December 2005 initial public offering, the proceeds of a private placement and secured debt financings.

On August 3, 2011, we acquired Glutino Food Group, or “Glutino.” Glutino became our wholly-owned subsidiary and is currently one of our operating entities. Pursuant to the share purchase agreement for the Glutino acquisition, we paid an aggregate of $66.3 million in cash consideration. The cash consideration for the merger was funded with borrowings under our former revolving credit facility.

On July 2, 2012, we acquired Udi's Healthy Foods, LLC, or “Udi's.” Total cash consideration was $126.9 million. The acquisition, as well as the refinancing of existing outstanding debt, was financed with the proceeds of a new $280.0 million senior secured credit facility.

On December 31, 2012, the Smart Balance, Inc. corporate name was changed to Boulder Brands, Inc. (“Boulder Brands” or the “Company”). "We," "us" and "our" mean Boulder Brands, Inc. and its consolidated subsidiaries.

Our Company

Boulder Brands is a leading supplier of gluten-free and health and wellness products in the U.S. and Canada. We distribute our products in all major retail channels, including natural, grocery, club and mass merchandise. We also have a presence in the foodservice and industrial channels. Our product portfolio consists of spreads, milk and other grocery products marketed under the Smart Balance®, Earth Balance® and Bestlife™ brands, and gluten-free products sold under the Udi's®, Glutino® and Gluten-Free Pantry® brands.

Our corporate vision is to create a health and wellness innovation platform that builds brands targeted to highly motivated consumer needs. These “need states” include heart-health (Smart Balance), gluten-free diets (Glutino and Udi's), plant-based diets (Earth Balance), and weight management (Bestlife). Our health and wellness platform achieves this goal by offering products which eliminate “bad” ingredients (such as trans fats and gluten) or by adding “good” ingredients (such as Omega-3s and plant sterols), or a combination of both.

Our Business Segments

Our business consists of two reportable segments: Smart Balance and Natural. The Smart Balance segment consists of our branded products in spreads, butter, grocery and milk. The Natural segment consists of our Earth Balance, Glutino and Udi's branded products.

In the years ended December 31, 2012, 2011 and 2010, net sales in our Smart Balance segment were $207.8 million, $218.6 million and $216.2 million, respectively, and in our Natural segment were $161.8 million, $55.7 million and $25.8 million, respectively. In the years ended December 31, 2012, 2011 and 2010, net sales in the U.S. were $342.3 million, $266.4 million and $242.0 million, respectively, and internationally were $27.3 million, $8.0 million and $0.0 million, respectively. For further information on our business segments, including financial information for the years ended December 31, 2012, 2011 and 2010, see Note 18 to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8- Financial Statements and Supplementary Data.”

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

Buttery Spreads
Our Smart Balance® buttery spreads are made from a patented blend of natural oils to help balance fats in the consumer's diet and to help improve the good-to-bad cholesterol ratio when used as part of the Smart Balance™ Food Plan. They contain no hydrogenated or partially hydrogenated oils and are naturally free of trans fat. The original buttery spread has won awards as the best-tasting product in its category.

There are a number of varieties of our buttery spreads that offer different benefits depending on consumers' needs. Buttery spreads are available in regular, light, low sodium, calcium, and organic versions as well as versions that use flax oil, fish oil, plant sterols and olive oil to achieve desired benefit and taste profiles.

Spreadable Butters and Blended Butter Sticks
Smart Balance® Spreadable Butters, available in original, light and extra virgin olive oil varieties, are a blend of creamery fresh butter and canola oil that contain less saturated fat than butter as well as functional ingredients like EPA/DHA Omega-3 and plant sterols. Our new Smart Balance® Blended Butter Sticks are a blend of fresh butter and select oils in a convenient stick, with 28% less saturated fat than regular butter. All versions are non-hydrogenated and contain zero grams of trans fat per serving.

Enhanced Milks
We offer a range of enhanced milk products, with different varieties containing EPA/DHA Omega-3s, plant sterols, and added levels of calcium and protein. We use low and fat-free milks enhanced with non-fat milk solids to give the taste and texture of whole or reduced fat milk. Our milk varieties include fat-free milk, 1% lowfat milk and lactose-free milk and are available in markets across the U.S. During 2012, we implemented plans to improve profitability in milk by scaling back at less profitable customers, as well as by moving to more efficient marketing and trade support tactics. Late in 2012, we launched three new Smart Balance® Kid's Milk items into a limited test market.

Peanut Butters
Our peanut butter products contain ALA Omega-3 from flax oil. They have no hydrogenated oil and zero grams of trans fat per serving. Each variety is made from premium, deep-roasted peanuts, is all-natural and does not require refrigeration.

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

Light Mayonnaise Dressing
Our Smart Balance® Light Mayonnaise Dressing has half the fat of regular mayonnaise, is non-hydrogenated, contains zero grams of trans fat and contains natural plant sterols and ALA Omega-3.

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

Natural

Our major brands sold by the Natural segment are:

Earth Balance® Products
     The Earth Balance® line of products offers a variety of buttery spreads, sticks, soymilks, nut butters and vegan mayo dressings formulated for consumers interested in natural, plant based and organic products. In late 2012, we launched four new vegan snack items under the Earth Balance® brand. Earth Balance® products are primarily available in the natural and organic channel of distribution and have a small but growing presence in traditional retail outlets.

Glutino® and Gluten-Free Pantry® Products
      We have marketed Glutino® and Gluten-Free Pantry® products since our acquisition of Glutino in August 2011. Glutino offers a wide range of shelf stable and frozen gluten-free products, including snack foods, frozen baked goods, frozen entrees and baking mixes, throughout the United States and Canada. Glutino also offers a variety of fresh breads under the Genius® brand name.

Udi's ®
We have marketed Udi's® products since our acquisition of Udi's in July 2012. Based in Denver, Colorado, Udi's markets gluten-free products under the “Udi's Gluten Free Foods” brand in the retail market and since mid-2011, food service channels.  Udi's is a leading brand in gluten-free bread and baked goods.  In addition, Udi's markets other gluten-free products including frozen pizza and granola.

Bestlife™ Brand
     We own and operate a health and wellness, subscripton-based website at www.thebestlife.com, which is based on the philosophies of Bob Greene. We believe the Bestlife™ brand, endorsement seal program, and the website are unique assets that should provide an effective platform for expansion in the coming years.

Industry Overview and Trends

We believe several factors are increasing consumer awareness of nutrition and driving consumer demand for gluten-free and health and wellness products, including:

•	interest in the relationship between diet and health;

•	people affected by celiac disease and other gluten sensitivities;

•	increasing health care costs;

•	changes in media attention and laws affecting labeling and product claims; and

•	an aging population, interested in prolonging life and the quality of life.

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

Our primary growth strategy has three components: (1) innovate and introduce new products and expand distribution in our Natural segment, (2) maintain strong profitability in our Smart Balance segment and (3) leverage our health and wellness platform by acquiring new brands and new technologies.

In order to maintain strong profitability in our core spreads and grocery categories, we aim to increase our innovation in spreads and grocery through additional products and improve profitability on milk by scaling back at unprofitable customers, while leveraging our marketing spending across categories. The profit generated by our core spreads and grocery categories, allow us to invest in our growth platforms - Udi's®, Glutino® and Earth Balance®. Our brands give us a broad platform with which to introduce new products and create further innovations in the functional foods category such as the recent introduction of Smart Balance® spreadable butter. Udi's and Glutino are expected to grow through distribution gains at retail and product innovation, and increase profitability by manufacturing and supply chain efficiencies. Earth Balance®, the company's dairy-free, vegan brand, is expected to grow through distribution gains at retail and product innovation. Finally, we plan to continue to seek out and selectively pursue acquisition opportunities of attractive brands and technologies in the health and wellness space which emanate from the natural channel, focus on consumer need states and are brand elastic across categories.

Our brands of buttery spreads, as a group, have achieved growth in the total spreads market share every year since their introduction with the exception of 2011, during which market share declined slightly. Our market share in the premium spreads and enhanced butter category in 2012 was 24%, according to Nielsen data. With the recent acquisitions of Glutino and Udi's, we are a leading player in the gluten-free category.

Sales and Distribution

We sell products in all 50 states. We also sell Earth Balance® spreads, Glutino®, Udi's® and Gluten-Free Pantry® products in Canada as well as in the U.S. A majority of our products are sold through supermarket chains and food wholesalers. Since September 2007, we have utilized Acosta, Inc., or "Acosta," and its affiliates as our primary national sales agency in the U.S. grocery, military, drug and mass market channels and we utilize Presence Marketing, Inc., or "Presence," as our primary national sales agency for the natural channel. We also utilize Higgins Cohn Brand Management as our sales representatives in Canada. Additionally, a small portion of our products are sold through independent food and beverage distributors.

Through Acosta, Presence and our internal sales managers in the U.S., we work with each distributor and retailer to ensure that our products are effectively distributed and promoted. We employ periodic in-store promotions that can include informational materials about our products, sale pricing, store advertising, product sampling and product displays to generate consumer interest in our products.

We use third party distributors and a network of public warehouses to deliver product from our manufacturers to our customers. Our largest customer in 2012 in terms of sales revenue was Wal-Mart Stores, Inc., accounting for approximately 15% of sales. No other single customer accounted for more than 10% of our sales revenues in 2012.

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

We believe that an effective marketing tool is the dissemination of educational information through events and our websites explaining the nutritional qualities of our products. We have devoted portions of our website to interactive communities designed to promote consumer dialogue about the nutritional values and benefits of our products and suggestions for their use. Our sales and marketing team gathers information and feedback from consumers and retailers to enable us to better meet changing consumer needs. We provide access to consumer service representatives to answer questions and educate consumers on nutrition, new products and developments.

Manufacturing

We primarily outsource manufacturing of our products to third-party co-packers. We do not own any manufacturing facilities, but we do lease and operate one manufacturing facility located in Quebec, Canada that produces some of Glutino's gluten-free products, and five leased facilities in Denver, Colorado that produce the majority of our Udi's® products. Outsourcing is designed to allow us to enhance production flexibility and capacity, leverage working capital, and focus our energy and resources on marketing and sales, while substantially avoiding capital expenditures and the complication of managing a production work force. Our buttery spreads are produced by two manufacturers, one of whom has multiple locations. Our enhanced milk products have regional suppliers. Most of our other products are each supplied by a separate sole source. We believe our manufacturers have the capacity to fulfill our production needs. We will monitor capacity, service and costs and will qualify alternative sources of supply as needed. We believe that the Glutino manufacturing facility gives Glutino a strategic advantage because it is one of only a few facilities in North America which exclusively manufactures gluten-free products. Our Udi's facilities also exclusively manufacture gluten-free products, with the exception of its artisan granola.

Most of our raw materials are commodities that are broadly available from multiple sources. Key raw materials used for our products are vegetable oils, peanuts, rice products, milk, butter and tapioca. We maintain varying positions in key raw materials from time to time to stabilize supply and price as appropriate.

Most of our third party manufacturers supply products to us at a price equal to the cost of ingredients and certain packaging plus a contracted toll charge and others supply products to use at a negotiated price on a per order basis. We work with these manufacturers to source high quality ingredients at attractive pricing. We also negotiate certain commodities and packaging costs directly with the suppliers. We bear all freight costs associated with shipping finished products.

We provide proprietary formula and processing information for our functional food products and most of our gluten-free products to our manufacturers. We receive production reports, quality control reports and samples from product runs from these manufacturers. In addition, our research and development and quality control personnel visit each manufacturing facility for our functional food products on a regular basis to ensure compliance with good manufacturing practices. Glutino and Udi's also employ a quality control system with respect to their self-manufactured gluten-free products. In addition to standard quality control procedures, specific testing is performed at both internal and external laboratories to ensure the gluten-free status of Glutino and Udi's gluten-free products.

Competition

The food and beverage industry is highly competitive and numerous multinational, regional and local firms currently compete, or are capable of competing, with us. Our products compete with branded products as well as generic and private-label products of food retailers, wholesalers and cooperatives. We compete primarily on the basis of product quality, ability to satisfy specific customer need states (including gluten-free needs), brand recognition, brand loyalty, service, marketing, advertising, patent protections and price. Some competitors may have different profit or strategic objectives than we do. Substantial advertising and promotional expenditures are required to maintain or improve a brand's market position or to introduce a new product. Our largest principal competitors are Unilever, ConAgra Foods, Dean Foods and Land O' Lakes, each of whom has substantially greater market presence, longer operating histories, better distribution, and greater financial, marketing, capital and other resources than we do. In addition, we have many competitors which focus their efforts on offering gluten-free and allergen-free products including Hain Celestial Group, Inc., Food for Life, Van's, Nature's Path, Mary's Gone Crackers, Enjoy Life, Pamela's Gluten Free, Rudi's Gluten-Free, French Meadow Bakery, Schär and Kinnikinnick. In addition, most major foods companies also offer a variety of gluten-free products including Amy's Gluten Free, Snyder's, Blue Diamond Gluten-Free, Bob's Red Mill Gluten-Free and Food Should Taste Good. Our competitors may also introduce new products or reformulate existing products that may appeal to our consumers. A couple of years ago, some of our competitors in the spreads category reformulated most of their products to remove partially hydrogenated oils. Removal of partially hydrogenated oils has minimized our competitive advantage in the spreads category of comparing trans fat levels, which was one advantage featured in our marketing programs in 2009 and 2010.
Working Capital Practices
We generate cash from operations with which we finance the day-to-day operations of our business. We control credit risk through credit approvals, credit limits and monitoring procedures, and perform periodic credit evaluation of our customers.
If cash from operations is not sufficient to fund our day-to-day operations or other expenditures, we have a revolving credit facility of $40.0 million which is available to us for future borrowings through June 2017. As of December 31, 2012, we had no borrowings under the $40.0 million credit facility.
Backlog
Our backlog of unshipped orders was $14.8 million and $9.5 million at December 31, 2012 and 2011, respectively.

Intellectual Property

In 1996, GFA with whom we merged in 2007, licensed technology from Brandeis University, or “Brandeis,” relating to the use of a balanced proportion of saturated and polyunsaturated fatty acids from one or more vegetable oil sources for incorporation in food products to increase HDL and the HDL/LDL cholesterol ratio. Approximately 47% of our sales in 2012 were dependent upon this licensed, patented technology. Our agreement with Brandeis provides us with an exclusive license to this technology, which includes the following patents and applications:

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

In 2008, we entered into a multi-year agreement with Brandeis to fund research to develop new product technologies for existing and future categories. Under the agreement, $1 million will be paid over ten years, with an option to increase funding. The bulk of support, $0.7 million, has been paid over the first four years. In return, we will receive an option to license any of the resulting technologies for use in our products. Under a new, separate agreement, we have committed $0.5 million to support research of new food technologies.

We have also acquired certain rights to various other technologies developed for us by Brandeis University and Perlman Consulting, LLC, primarily relating to the stabilization or other enhancement of functional ingredients that could be used in one or more of our products. We are required to pay up-front fees, royalties, patent expenses, or a combination of the foregoing, depending on the rights obtained. Generally, for licensed rights, we pay royalties based on net sales of products covered by the licensed technology as well as patent-related expenses. Our license agreements also permit us to sub-license the underlying technologies to third parties provided that we pay a portion of the sub-license fees to Brandeis University or Perlman Consulting, LLC, as applicable.

In total, royalty expense was $1.6 million in 2012, of which $0.7 million was related to our spreads business. In 2011, royalty expense was $1.7 million in total, of which $0.8 million was related to our spreads business. In 2010, royalty expense was $1.4 million in total, of which $1.1 million was related to our spreads business.

In addition, our total research and development expenses during the last three years were $1.0 million in 2012, $0.8 million in 2011 and $0.6 million in 2010.

Government Regulation

The manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by various government agencies, principally the Food and Drug Administration, or “FDA.” The FDA regulates our products pursuant to the Federal Food, Drug, and Cosmetic Act, which we refer to as the FDCA, the new Food Safety Modernization Act, which we refer to as the FSMA, and the Fair Packaging and Labeling Act, which we refer to as the FPLA, and regulations thereunder. The FDCA is intended, among other things, to ensure that foods and beverages are wholesome, safe to eat and drink, and produced under sanitary conditions, and that food and beverage labeling is truthful and not deceptive. The FSMA aims to improve food safety, with an emphasis on preventing food-borne illness, by, among other things, authorizing the FDA to increase inspections of food facilities and to order recalls of tainted food products and by requiring companies to implement written food safety plans. The FPLA provides requirements for the contents and placement of information required on consumer packages to ensure that labeling is useful and informative. Our products are generally classified and regulated as food and beverage under the FDCA and are, therefore, not subject to premarket approval by the FDA. However, our products are subject to the comprehensive labeling and safety regulations of the FDA, the violation of which could result in product seizure and condemnation, injunction of business activities, or criminal or civil penalties. Furthermore, if the FDA determines, on the basis of labeling, promotional claims, or marketing by us, that the intended use of any of our products is for the diagnosis, cure, mitigation, treatment or prevention of disease, it could regulate those products as drugs and require, among other things, premarket approval for safety and efficacy.

Our advertising is subject to regulation by the Federal Trade Commission, or “FTC”, pursuant to the Federal Trade Commission Act, which we refer to as the FTCA, which prohibits unfair or deceptive acts or practices including the dissemination of false or misleading advertising. Violations of the FTCA may result in a cease and desist order, injunction, or civil or criminal penalties. The FTC monitors advertising and entertains inquiries and complaints from competing companies and consumers. It also reviews referrals from industry self-regulatory organizations, including the National Advertising Division of the Council of Better Business Bureaus, Inc., or the “NAD.” The NAD administers a voluntary self-regulatory, alternative dispute resolution process that is supported by the advertising industry and serves the business community and the public by fostering truthful and accurate advertising. Any future NAD inquiries or FTC actions that result in modifications to our advertising or the imposition of fines or penalties could have a material adverse effect on our business, results of operations and financial condition.

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

Seasonality

Our business is subject to seasonal fluctuations. Historically, significant portions of our net sales and profits were, and may continue to be, realized during the fourth quarter of our fiscal year, reflecting the holiday baking and cooking season in which several of our products are utilized. In addition, there are increased sales of these products during the Easter holiday season. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Employees

As of December 31, 2012, we had 613 full and part time employees, of which 134 were employed by Glutino and 384 were employed by Udi's. Of the 613 employees, 173 are non-production employees. We outsource certain of the production and distribution of our products, as well as certain selling activities. Functions performed by our employees include general management; sales, marketing and customer service; operations, quality control/quality assurance and research and development; finance and accounting; and legal and investor relations. A majority of the Glutino and Udi's employees are engaged in manufacturing. Employees at our Glutino manufacturing facility in Laval, Quebec, Canada formed a labor union in 2012. We have had no material work stoppage as a result of labor problems and we believe our labor relations to be good.

Company Website and SEC Filings

     Our corporate website is www.boulderbrands.com. We also maintain a number of websites dedicated to certain of our brands, including www.smartbalance.com, www.glutino.com, www.udisglutenfree.com, www.earthbalancenatural.com and www.thebestlife.com. The information on these websites is not incorporated by reference in this annual report on Form 10-K.

All of our filings with the Securities and Exchange Commission , or the "SEC," can be accessed through our corporate website promptly after filing; however, in the event that the website is inaccessible, we will provide paper copies of our most recent Annual Report, the most recent quarterly report on Form 10-Q, current reports filed or furnished on Form 8-K and all related amendments, excluding exhibits, free of charge upon request. These filings are also accessible on the SEC's website at www.sec.gov.

Item 1A. Risk Factors

In addition to the other information set forth in this Annual Report, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations in future periods. The risks described below are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

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

Approximately 41% of our revenues for the year ended December 31, 2012 resulted from sales of our Smart Balance® buttery spreads products, which we expect will continue to be a large percentage of sales in the future. There has been a decline in the margarine/buttery spreads category in recent years and generally over the past 30 years. In addition, our revenue from sales of our Smart Balance® buttery spreads products for the year ended December 31, 2012 was 5% less than it was in the prior year. We cannot be certain that we will be able to continue to commercialize our buttery spreads products or that any of our buttery spreads products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect continued market acceptance and profitability of Smart Balance® buttery spreads products:

•the introduction of competitive products into the functional food market;
•the level and effectiveness of our sales and marketing efforts;

•	continued or accelerating decline in the buttery spreads category, particularly the premium segment of the buttery spreads category;
•any unfavorable publicity regarding buttery spread products or similar products;
•litigation or threats of litigation with respect to these products;
•the price of the product relative to other competing products;
•price increases resulting from rising commodity costs;
•any changes in government policies and practices related to our products and markets;
•regulatory developments affecting the manufacture, marketing or use of these products;
•new products or technologies which effectively render our buttery spreads products obsolete;
•new science or research which undermines the efficacy of our buttery spreads products; and

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

A limited number of supermarket chains and food wholesalers account for a substantial portion of our revenues. Our ten largest customers accounted for approximately 56% of sales in 2012. Our largest customer is Wal-Mart Stores, Inc., which accounted for approximately 15% of our sales in 2012. There can be no assurance that our customers will continue their relationships with us. In addition, there is no assurance that our customers will not reduce our shelf space, continue to carry the same number of our products, charge us more for shelf space or shelve our new products. A significant reduction or loss in purchase volume from Wal-Mart Stores, Inc. or other major customers could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on third-party manufacturers to manufacture all of our spreads and certain of our other products (other than certain of Glutino's and many of Udi's gluten-free products), and the loss of a manufacturer or the inability of a manufacturer to fulfill our orders or to maintain the quality of our products could adversely affect our ability to make timely deliveries of product or result in product recalls.

We are dependent on third parties to manufacture all of our spreads and other products (other than certain of Glutino's and many of Udi's gluten-free products). The ability of any of our manufacturers to produce our products could be affected by catastrophic events. We currently rely on and may continue to rely on two manufacturers to produce all of our spreads. If either manufacturer were unable or unwilling to produce sufficient quantities of our products in a timely manner or renew contracts with us, we would have to identify and qualify new manufacturers, which we may be unable to do. As we expand our operations, we may have to seek new manufacturers and suppliers or enter into new arrangements with existing ones. However, only a limited number of manufacturers may have the ability to produce a high volume of our products, and it could take a significant period of time to locate and qualify such alternative production sources. In addition, we may encounter difficulties or be unable to negotiate pricing or other terms as favorable as those we currently enjoy.

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

The business model we operate requires specialized skill sets to operate and manage both internal and external teams and operating entities in an efficient coordinated effort. There is a limited available talent pool for these skill sets. If we experience turnover in our executive management ranks there can be no assurance that we can smoothly transition replacements in a timely and efficient manner. Unique skill sets and industry contacts may be difficult or in some instances impossible to duplicate. In early 2012, the compensation committee approved new equity and severance arrangements for our senior management to provide senior management with additional financial incentives to remain with the Company While we believe that these actions have helped to minimize the risk that management may seek employment elsewhere, this risk cannot be eliminated and no assurance can be given that we will not experience management turnover. Disruption to our organization as a result of executive management turnover may have a detrimental impact on our ability to maintain our business performance on a consistent level and could have a material adverse effect on our business, financial condition, results of operations, and liquidity.

We rely on Acosta, Inc. to act as our primary sales agent for a significant portion of our products and there could be significant disruption in our ability to sell products to our customers for the majority of our sales if our relationship was terminated.

Acosta, Inc. is the largest sales agency in the U.S. and represents a significant portion of our product line to thousands of supermarkets and food stores. There are a very limited number of national brokers. Our agreement with Acosta is terminable by either us or Acosta after satisfaction of a short notice period. The termination of our agreement would require us to seek other sales agents, likely causing significant disruption to our business, and could affect our relationships with our customers. New sales agents would also potentially face conflicts of interest with respect to their existing customers.

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

Price increases could result in a loss of customer loyalty and sales.

Price increases could result in a loss of consumer loyalty, potentially leading to lower volumes and sales. In 2012, our competitors increased prices (particularly in the spreads category) and we followed with price increases as well. As consumers become increasingly price sensitive, there can be no assurance that these pricing actions will not result in a loss to us of consumers and market share or that we will be able to maintain our sales volumes as prices increase.

Our business depends on our ability to protect our intellectual property effectively. Our inability to protect our intellectual property could harm the value of our brands and adversely affect our business.

Our business depends substantially on the legal protection of proprietary rights in intellectual property that we own or license. We also claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to our products and manufacturing processes. Our ability to implement our business plan depends in part on our ability to expand brand recognition using trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos. If existing contractual measures fail to protect our proprietary rights, or if any third party misappropriates or infringes on our intellectual property (including, by reverse-engineering our products), any advantage those proprietary rights provide may be negated and the value of our brands may be harmed, which could have a material adverse effect upon our business and might prevent our brands from achieving or maintaining market acceptance. Moreover, as we move into new and additional distribution channels for our products, such as foodservice, and as we seek to establish relationships with additional co-packers for our gluten-free products, it may become increasingly difficult or impossible for us to protect our intellectual property (including trade secrets) and knowhow.

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

Pursuing legal remedies against persons infringing on our patents or otherwise improperly using our proprietary information is a costly and time-consuming process that would divert management's attention and other resources from the conduct of our business, which could cause delays and other problems with the marketing and sales of our products, as well as delays in deliveries. We commenced a patent infringement program in 2011 in which we have been seeking to enforce our intellectual property against third parties. We have commenced legal actions against third parties infringing on the patents in the past and may commence similar legal actions in the future. When we seek to enforce our patents, defendants are permitted to raise issues like prior art which could have the impact of invalidating or limiting the claims of our owned or licensed patents which may cause harm to our image, brand or competitive position. In addition, patent infringement cases can involve hearings in which the court determines the boundaries of the patent in dispute, which could limit the utility of our patents. Our patent infringement program could also result in litigation in which third parties file declaratory judgments against us. Any such litigation could be costly and time-consuming and a declaratory judgment could limit the utility of our patents.

We rely on a combination of common law trademark rights, U.S. and Canadian federal registration rights, and trade secret laws to protect our proprietary rights. There can be no assurance that we will be able to enforce our trademark rights for current products or register trademarks or obtain common law trademark rights using “Smart Balance,” “Earth Balance,” “Bestlife,” “Glutino,” "Gluten-Free Pantry" or “Udi's” for any new product lines we may introduce. The inability to have the exclusive right to use these terms in new product names could weaken our ability to create strong brands in existing and new product categories and could dilute the value of our trademarks. We are currently involved in several trademark opposition proceedings involving the registration of the Smart Balance mark in new categories. Adverse outcomes in one or more of these proceedings may hamper our ability to expand into desired categories as part of our overall growth plan.

In addition, in 2007, three parties filed Oppositions to European Patent No. 820,307 relating to increasing the HDL level and the HDL/LDL ratio in Human Serum by Balancing Saturated and Polyunsaturated Dietary Fatty Acids. A written decision of the panel ruled against the Company and we have filed an appeal. We believe that neither this proceeding, nor its outcome, will have a material adverse effect on our current business.

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

To the extent that we have registered our trademarks in foreign jurisdictions where our products are or may be sold, the protection available in such jurisdictions may not be as extensive as the protection available in the United States. Additionally, we may be unable to register the “Smart Balance,” “Earth Balance,” “Bestlife,” “Glutino,” "Gluten-Free Pantry" or “Udi's” trademarks for the products that we may want to sell in certain markets, which could adversely affect our ability to expand into any such countries.

If we fail to meet our obligations under our principal license agreement with Brandeis University, we may lose our rights to key technologies on which our business depends.

Approximately 47% of our sales for the year ended December 31, 2012 were dependent upon our principal license of certain technology from Brandeis University. The licensed technology covers all Smart Balance® spreads and popcorn, all Earth Balance® spreads and shortenings, BestlifeTM spreads and sticks and Nucoa® sticks. The license agreement imposes obligations upon us, such as payment obligations and obligations to diligently pursue the development of commercial products under the licensed patents. If the licensor believes that we have failed to meet our obligations under the license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation, our ability to continue to sell existing products and to carry out the development and commercialization of potential products or sub-license the technology could be materially adversely affected. It is difficult to accurately quantify the economic impact on us if we defaulted under our license agreement except to conclude that our ability to continue our business could be severely adversely affected.

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

Any sustained economic downturn in the U.S. and abroad and related consumer sentiment could make it more difficult to sell our premium priced products and may have a detrimental impact on our third-party manufacturers, suppliers, distributors and customers, which could result in a material adverse effect on our revenue, results of operations and financial condition.

Any sustained difficult economic conditions in the U.S. and abroad would negatively impact us in several ways. First, high unemployment, loss of savings and retirement funds, and declines in the housing market, can lead to a lack of consumer confidence and widespread reduction of business activity generally. Economic pressures and/or negative consumer sentiment may result in consumers purchasing less expensive alternatives, make it more difficult to sell our premium priced products, convince shoppers to switch to our brands or convince new users to choose our brands without expensive sampling programs and price promotions. Second, one or more of our manufacturers, suppliers, distributors and customers may experience cash flow problems and, therefore, such manufacturers, suppliers, distributors and customers may be forced to reduce their output, shut down their operations or file for bankruptcy protection, which in some cases would make it difficult for us to continue production of certain products, could require us to reduce sales of our products or could result in uncollectable accounts receivable. Financial difficulties or solvency problems at these manufacturers, suppliers and distributors could materially adversely affect their ability to supply us with products, which could disrupt our operations. It may be difficult to find a replacement for certain manufacturers, suppliers or distributors without significant delay or increase in cost.

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

One of our key raw materials is palm fruit oil. We currently obtain palm fruit oil from multiple sources in Malaysia, West Africa and South America. Any inability to obtain palm fruit oil, whether due to political instability in the regions where we source it or otherwise, or an increase in the cost of palm fruit oil for any reason, could have an adverse effect on our business.

In addition, energy is required to process and produce our products. Transportation costs, including fuel and labor, also impact the cost of manufacturing our products. These costs fluctuate significantly over time due to factors that may be beyond our control.

     Our inability or our manufacturers' inabilities to obtain adequate supplies of raw materials for our products or energy at favorable prices, or at all, as a result of any of the foregoing factors or otherwise, could cause an increase in our cost of sales and a corresponding decrease in gross margin, or cause our sales and earnings to fluctuate from period to period. Such fluctuations and decrease in gross margin could have a material adverse effect on our business, results of operations and financial conditions. There is no assurance that we would be able to pass along any cost increases to our customers.

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

If we conduct operations in a market segment that suffers a loss in consumer confidence as to the safety and quality of food and beverage products, our business could be materially adversely affected. The food industry has recently been subject to negative publicity concerning the health implications of genetically modified organisms, or “GMO's,” obesity, trans fat, diacetyl, artificial growth hormones, arsenic in rice and bacterial contamination, such as salmonella and aflatoxin. Consumers may increasingly require that foods meet stricter standards than are required by applicable governmental agencies, which would increase the cost of manufacturing such foods and ingredients. Developments in any of these areas including, but not limited to, a negative perception about our proprietary formulations, could cause our operating results to differ materially from expected results. Any of these events could harm our sales, increase our costs and hurt our operating results, perhaps significantly.

The food industry has been experiencing a significant trend in which an increasing number of consumers are requiring only non-GMO ingredients in their foods. Legislation could also require companies to move to non-GMO labeling or ingredients or other higher cost ingredients. This could result in changes to our labeling, advertising and/or packaging or require us to purchase non-GMO ingredients, which would increase our costs. Sourcing non-GMO ingredients increases costs because non-GMO ingredients and raw materials are generally more expensive and we may not be able to increase our prices to reflect this increased cost. Companies that fail to source non-GMO ingredients could, over time, lose market share and face decreasing sales. As additional retailers require or consider requiring all of their products to be non-GMO, additional pressure will come to bear on manufacturers to find sources of raw materials which are non-GMO. This may be particularly difficult in the United States, where most farmers produce genetically modified foods, causing it to be difficult to source non-GMO ingredients and raw materials. There is also a risk of contamination of non-GMO farms by neighboring GMO farms. Our biggest customer, Walmart, does not currently sell only non-GMO foods, but this could change in the future. As a result, the trend toward non-GMO products could have a material adverse effect on our business, particularly as we pursue additional business in Europe and outside the United States.

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

     We do business in Canada, may seek to do more business outside the United States in the future, and also have third-party manufacturers located outside the U.S., and, as such, are subject to the risk of foreign currency fluctuations as it pertains to the receipt and payment of foreign currencies into or out of U.S. dollars. In some instances, we enter into foreign exchange contracts to hedge against currency risks. However, with or without hedging, currency fluctuations could have an adverse affect on our business.

We may be unable to successfully execute or effectively integrate acquisitions.
One of our strategies is to selectively pursue acquisitions, in order to continue to grow and increase profitability. However, acquisitions involve numerous risks and uncertainties, including intense competition for suitable acquisition targets, which could increase prices and/or adversely affect our ability to consummate deals on favorable or acceptable terms, the potential unavailability of financial resources necessary to consummate acquisitions in the future, the risk that we improperly value and price a target, the potential inability to identify all of the risks and liabilities inherent in a target company notwithstanding the Company's due diligence efforts, the diversion of management's attention from the operations of our business and strain on the Company's existing personnel, increased leverage due to additional debt financing that may be required to complete an acquisition, dilution of our stockholders' net current book value per share if we issue additional equity securities to finance an acquisition, difficulties in identifying suitable acquisition targets or in completing any transactions identified on sufficiently favorable terms and the need to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions. In addition, any future acquisitions may entail significant transaction costs and risks associated with entry into new markets.
In addition, even when acquisitions are completed, integration of acquired entities can involve significant difficulties, such as failure to achieve financial or operating objectives with respect to an acquisition, strain on the Company's personnel, systems and operational and managerial controls and procedures, the need to modify systems or to add management resources, difficulties in the integration and retention of customers or personnel and the integration and effective deployment of operations or technologies, amortization of acquired assets (which would reduce future reported earnings), possible adverse short-term effects on cash flows or operating results, diversion of management's attention from the operations of our business, integrating personnel with diverse backgrounds and organizational cultures, coordinating sales and marketing functions and failure to obtain and retain key personnel of an acquired business. Failure to manage these acquisition growth risks could have an adverse effect on us.

We may fail to realize the revenue enhancements and other benefits expected from our acquisitions of Glutino and Udi's.
On August 3, 2011, we purchased Glutino, a manufacturer and marketer of gluten-free products. On July 2, 2012, we completed the acquisition of Udi's, a Denver, Colorado based manufacturer and marketer of gluten-free products. The success of these acquisitions will depend, in part, on our ability to improve their gross margin, maintain their sales growth, realize anticipated synergies and successfully integrate the Glutino and Udi's businesses into our company. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits of the acquisitions may not be realized fully or at all or may take longer to realize than expected and our business may be adversely affected. In addition, efforts to integrate the Glutino and Udi's businesses into our company may also divert management attention and resources.

Issues that may arise in connection with integrating the Glutino and Udi's businesses include, among other things:

•integrating certain distribution, marketing and promotion activities and information systems;

•	conforming Glutino and Udi's standards, controls, procedures and accounting and other policies to our own;
•consolidating corporate and administrative infrastructures;
•retaining key management;
•retaining existing Glutino and Udi's customers and attracting new customers; and

•	making any necessary modifications to the Udi's operating control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.

In addition, our ability to realize the revenue enhancements and other benefits expected from our acquisitions of Glutino and Udi's is dependent on the continued stability and future growth of the market for gluten-free products. If the demand for gluten-free products declines, or does not continue to increase in the long-term (including as a result of increased competition), our results of operations may be adversely affected.

We cannot assure you that we will be able to integrate the operations of Glutino and Udi's successfully, improve their gross margin, maintain their sales growth, fully realize anticipated synergies from the acquisitions or operate Glutino and Udi's as profitably as anticipated. Our beliefs regarding the benefits to be derived from the acquisition of Glutino and Udi's are based on numerous assumptions that are subject to risks and uncertainties that could deviate materially from our expectations.

Our acquisitions of Udi's and Glutino subject us to the risks associated with and expenditures necessary to maintain and continue to upgrade our manufacturing facilities.

While historically we have mainly outsourced the manufacturing of our products to third parties, as a result of our acquisitions of Udi's and Glutino, we now lease and operate four manufacturing facilities which produce many of the products which are sold by Udi's and Glutino. During 2013, we plan to consolidate all of our Udi's facilities located in Denver into one 180,000 square foot plant which will manufacture many of our Udi's and Glutino gluten-free products. This subjects us to the risks associated with operating, and expenditures necessary to maintain and continue to upgrade, manufacturing facilities and machinery and equipment.

Any loss of the use of all or a portion of any of our facilities due to accidents, fires, explosions, labor issues, adverse weather conditions, natural disasters such as floods, tornadoes, hurricanes, ice storms and earthquakes, supply interruptions, transportation interruptions, human error, mechanical failure, terrorist acts, power outages, discharges or releases of hazardous substances and other environmental issues, or otherwise, whether short or long-term, could have a material adverse effect on us and our operations. In particular, once we complete the consolidation of all of our Udi's facilities into one plant in Denver, any loss of the use of this facility would have a material adverse effect on us. Any loss of the use of all or a portion of any of our facilities could result in substantial business losses, production delays, third party lawsuits and significant repair costs, as well as personal injury and/or loss of life, which could materially and adversely affect our business, financial condition, results of operations, prospects and cash flows.

Moreover, unexpected failures of our equipment and machinery could result in production delays, revenue loss and significant repair costs, as well as injuries to our employees. In some cases facilities are designated for certain types of products based on the unique equipment involved and it is more difficult, or impossible, for us to shift production of these products among our facilities. Any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative impact on our profitability and cash flows. A loss or interruption of production at certain of our facilities could disrupt our operations and affect a large number of customers, decreasing our revenues.

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

Finally, our ownership and operation of manufacturing facilities will require us to incur potentially significant capital and other expenditures to maintain those facilities and, where necessary, expand and to upgrade those facilities to satisfy demand for our existing products, in connection with the introduction of new products and to comply with applicable regulatory requirements, including requirements of the FDA.

Our purchase of Glutino and Udi's involves the risks of entering into a new line of business of gluten-free products, where we have no prior experience.

Through our purchases of Glutino and Udi's we entered into a new line of business of gluten-free products, including snack foods, frozen baked goods, frozen entrees, granola, bread and baking mixes. While gluten-free products are currently extremely popular and sales in the gluten-free industry generally have been increasing rapidly, there is no assurance that consumers will continue to be interested in these products, and consumers may in the future choose to purchase other products which they perceive to be healthier or more “trendy” at a future time.

Prior to the Glutino and Udi's acquisitions, we had no experience in the gluten-free business or with any of such product lines, and we had no prior manufacturing experience. Our purchases of Glutino and Udi's have resulted in our operating four gluten-free manufacturing facilities, which involves the risks inherent in manufacturing. We are currently planning to consolidate all of our Udi's facilities in Denver into one single facility in Denver, which will result in the risks inherent in relying heavily on a single facility. Further, we expect that we will need to increase our capital expenditures in 2013 and beyond in order to keep up with growing demand for our products and to improve our gross margin. In addition, as our gluten-free business increases, we will need to locate qualified co-packers with sufficient dedicated space for our gluten-free products and contract with them on commercially viable terms, and there is no assurance that we will be able to do so. In some cases, we rely on a single co-packer for certain products. The use of co-packers increases the risk of a potential loss of control over our intellectual property on co-packed items. As demand for gluten-free products grows, we will need to increase our production, both through internal manufacturing and external co-packers, in order to ensure that we have sufficient supply to meet increasing demand. Furthermore, we are currently one of the industry leaders of gluten-free products, and we are often among the first to market new products or improvements to existing products, resulting in risk of failure of our new or improved products. Our failure to successfully operate the gluten-free business may have a material adverse effect on our results of operations.

The Glutino business does not have agreements with most of its co-packers, and several Glutino products are produced through single co-packers, some of which are located in foreign countries.

Our ability to attract and maintain effective relationships with our co-packers for the production and delivery of Glutino's products is important to achieving success within various distribution areas. Glutino does not have agreements in place with most of its co-packers, and its co-packers may terminate their arrangements with Glutino at any time, in which case we could experience disruptions in our ability to deliver Glutino products to our customers. We may not be able to maintain our relationships with current co-packers or establish satisfactory relationships with new or replacement co-packers, whether in existing or new geographic distribution areas. In addition, several Glutino products are developed with the assistance of a single co-packer. As we increase the sale of our gluten-free products, we will increasingly need to work with additional co-packers, and it may become increasingly difficult to locate qualified co-packers and to contract with them on commercially viable terms. The failure to establish and maintain effective relationships with co-packers could increase our costs for Glutino products and thereby materially reduce profits realized from the sale of Glutino products. In addition, poor relations with any of our co-packers could adversely affect the amount and timing of Glutino products delivered to our distributors for resale, which would in turn adversely affect our revenues and financial condition.

Some of our single-source co-packers are located outside of the United States. As such, it may be difficult to enforce any claims under purchase orders or for product damage in the jurisdictions in which these co-packers are located. Also, it is generally more difficult for us to manage the delivery of inventory from these co-packers, due to their location in foreign countries. Finally, the occurrence of economic changes, political unrest or other significant events in the countries in which these co-packers are located could adversely affect the amount and timing of Glutino products delivered for resale, or force us to seek alternative co-packing arrangements.

We may not have adequate insurance for potential liabilities, including liabilities arising from litigation.
In the ordinary course of business, we have and in the future may become the subject of various claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, employees and other matters. Some of these claims may relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of the businesses. We maintain insurance to cover certain of our potential losses, and we are subject to various self-retentions, deductibles and caps under our insurance. It is possible, however, that judgments could be rendered against us in cases in which we would be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for these matters. Even a partially uninsured claim, if successful and of significant size, could have a material adverse effect on us. Furthermore, we may not be able to continue to obtain insurance on commercially reasonable terms in the future, and we may incur losses from interruption of our business that exceed our insurance coverage. Finally, even in cases where we maintain insurance coverage, our insurers may raise various objections and exceptions to coverage that could make uncertain the timing and amount of any possible insurance recovery.

Failure of our internal control over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Our acquisitions of Glutino and Udi's and other companies with procedures not identical to our own could place significant additional pressure on our system of internal control over financial reporting. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and a decline in the market price of our common stock.

The market price and trading volume of our common stock may be volatile.

The market price of our common stock could fluctuate significantly for many reasons, including reasons not specifically related to our performance, such as industry or market trends, reports by industry analysts, investor perceptions, actions by credit rating agencies, negative announcements by our customers or competitors regarding their own performance or actions taken by our competitors, as well as general economic and industry conditions. For example, to the extent that other companies within our industry experience declines in their stock price, our stock price may decline as well, notwithstanding our company's performance.

Our common stock price is also affected by announcements we make about our business, analyst reports related to our company, changes in financial estimates by analysts, rating agency announcements about our business, and future sales of our common stock, among other factors. Our stock price may also be affected by fluctuations in the market share of our products. In addition, if we fail to successfully integrate our acquisitions or our integration of the acquisitions takes longer than anticipated, our stock price may be adversely affected.

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

     In addition, the market for our common stock is not as large as the market for the common stock of some other public companies, including public companies in the food and beverage industry. As of December 31, 2012, we had approximately 59.5 million shares of common stock outstanding. Our shares of common stock may be sporadically and/or thinly traded. This may cause you to have difficulty in gaining liquidity in your shares. Also, as a consequence of this lack of liquidity, the trading of relatively small quantities of shares of common stock by our stockholders may disproportionately influence the price of those shares in either direction. This may result in volatility in our stock price and could exacerbate the other volatility-inducing factors described above.

Our recent acquisitions have significantly increased the number of employees we have, subjecting us to the risks inherent in a larger and broader workforce, including labor disputes and adverse employee relations, which could disrupt our business and increase our costs.

As a result of our acquisitions of Glutino and Udi's, the number of employees we have has increased from 70 on June 30, 2011 to 613 as of December 31, 2012. This has significantly changed our workforce from primarily sales and marketing personnel (with co-packers) to a broader workforce including all aspects of manufacturing and production. As a result of our bigger and broader workforce, we are now required to handle a broad range of human resources issues (on a broader scale) involving, among other things, training, quality control, employee evaluations, employee benefits, EEOC claims, compliance policies and federal and state OSHA requirements.

While we believe that our relations with our employees are good, employees at our Glutino manufacturing facility in Laval, Quebec, Canada have formed a labor union and our other employees could in the future seek to form labor unions. These labor unions could seek to enter into collective bargaining arrangements with us, which could result in, among other things, strikes, work stoppages, labor disturbances or other slowdowns by the affected workers. We could experience significant disruption in our operations, which would cause higher ongoing labor costs and impact our ability to satisfy our customers' requirements. Any such cost increases, stoppages or disturbances could materially and adversely affect our business, financial condition, results of operations, prospects and cash flows by limiting plant production, sales volumes and profitability.

To the extent we grow our business outside of the United States, we will face risks associated with conducting business in foreign markets.
We currently conduct most of our business in the United States, but our acquisitions of Glutino and Udi's have significantly increased our presence in Canada, and we are evaluating the possibility of doing business in certain other foreign countries. The substantial up-front investment required, the lack of consumer awareness of our products in jurisdictions outside the United States, differences in consumer preferences and trends between the United States and other jurisdictions (involving matters such as GMO and fresh products), the risk of inadequate intellectual property protections, and differences in packaging, labeling, food and related laws, rules and regulations are all substantial matters that need to be evaluated prior to doing business in new territories. To the extent we grow our business outside of the United States, we could be adversely affected by economic, legal, political and regulatory developments in the countries in which we do business in the future or in which we expand our business, particularly those countries which have historically experienced a high degree of political or economic instability.
Examples of risks inherent in doing business outside of North American activities include changes in the political and economic conditions in the countries in which we operate, unexpected changes in regulatory requirements, changes in tariffs, the adoption of foreign or domestic laws limiting exports to or imports from certain foreign countries, fluctuations in currency exchange rates and the value of the U.S. dollar, restrictions on repatriation of earnings, expropriation of property without fair compensation, weak protection of intellectual property rights, and the acceptance of business practices which are not consistent with or are antithetical to prevailing business practices we are accustomed to in the United States, including export compliance and anti-bribery practices and governmental sanctions. We may also face difficulties in operations and diversion of management time in connection with establishing our business in countries where we have not operated before.
Doing business outside the United States will also require us to comply with the laws and regulations of the U.S. government and various foreign jurisdictions which place restrictions on our operations, trade practices, partners and investment decisions. In particular, our operations will be subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the Foreign Corrupt Practices Act, or “FCPA,” export controls and economic sanctions programs, including those administered by the U.S. Treasury Department's Office of Foreign Assets Control, or “OFAC.” As a result of doing business in foreign countries and with foreign partners, we will be exposed to a heightened risk of violating anti-corruption and trade control laws and sanctions regulations. The FCPA prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. In addition, the United Kingdom Bribery Act, or the “Bribery Act,” extends beyond bribery of foreign public officials and also applies to transactions with individuals that a government does not employ. The provisions of the Bribery Act are also more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments and penalties. Our continued expansion outside the U.S., including in developing countries, and our development of new partnerships and joint venture relationships worldwide, could increase the risk of FCPA, OFAC or Bribery Act violations in the future. Violations of anti-corruption and trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment.

Risks Related to the Food and Beverage Industries

Our business operations may be subject to numerous laws and governmental regulations, including laws and regulations relating to climate change, exposing us to potential claims and compliance costs that could adversely affect our operations.

Manufacturers and marketers of food and beverage products are subject to extensive regulation by the Food and Drug Administration, which we refer to as the FDA, the United States Department of Agriculture, which we refer to as the USDA, and other national, state and local authorities. For example, the Food, Drug and Cosmetic Act and the new Food Safety Modernization Act and their regulations govern, among other things, the manufacturing, composition and ingredients, packaging and safety of foods and beverages. Under these acts, the FDA regulates manufacturing practices for foods and beverages through its current “good manufacturing practices” regulations, imposes ingredient specifications and requirements for many foods and beverages and inspects food and beverage facilities and issues recalls for tainted food and beverage products. Additionally, the USDA has adopted regulations with respect to a national organic labeling and certification program. Food and beverage manufacturing facilities and products are also subject to periodic inspection by federal, state and local authorities. State regulations are not always consistent with federal regulations or other state regulations.

Our operations are also subject to foreign and provincial regulation and oversight by governmental agencies in the countries in which we operate, including the Canadian Food Inspection Agency and the Ministry of Agriculture in Canada, which regulate the processing, packaging, storage, distribution, advertising and labeling of the products we manufacture, including food safety standards.

We are also subject to numerous other laws and regulations, including laws and regulations relating to competition, product safety, the protection of the environment, and employment and labor practices, and the production, distribution and sale of many of our products are subject to, among others, the Lanham Act, state consumer protection laws, the Occupational Safety and Health Act, various environmental statutes, as well as various state and local statutes and regulations. Our Canadian manufacturing facilities are also subject to inspection by Canadian federal, provincial and local authorities.

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

The growth of our business will rely on our ability to successfully introduce products in numerous new categories and distribution channels. For example, the milk industry is highly regulated at the national, state and local levels and requires significant compliance and reporting activities. In addition, through our acquisitions of Glutino and Udi's, we have expanded our product offerings into the gluten-free market, including snack foods, frozen baked goods, frozen entrees, granola, bread and baking mixes. If we fail to comply with applicable laws and regulations, including future laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

Our food or beverage products may also experience product tampering, contamination or spoilage or be mislabeled or otherwise damaged. Under certain circumstances a product recall could be initiated, leading to a material adverse effect on our reputation, operations and operating results. Recalls may be required to avoid seizures or civil or criminal litigation or due to market demands. Even if such a situation does not necessitate a recall, product liability claims could be asserted against us. A product liability judgment or a product recall involving us or a third party within one of our categories could have a material adverse effect on our business, financial condition, results of operations or liquidity and could impair the perception of our brands for an extended period of time.

Our manufacturing facilities for certain of our Glutino and Udi's products will need to comply with regulatory requirements, and we are also dependent on our third party manufacturers for compliance with sound and lawful production of many of our products. Even if we have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our business, results of operations, liquidity, financial condition and brand image.

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

Successful new product introductions are important to sustaining or growing our business and there is no guarantee that customers will accept our products for their stores or set reasonable prices for our products. Even where customers accept our products, the Company still must expend resources to create consumer awareness and generate interest in our products. In addition, competitors may offer significant price reductions, and we cannot ensure that consumers will find our products suitably differentiated from products of our competitors.

The food industry and retailers in the grocery industry use new products as a way of creating excitement and variety of choices in order to attract consumers. There is a risk that we will be unable to develop new product technologies to address consumer needs. Even if we identify new innovations, the cost may be prohibitive, the product's taste may not meet customer standards, there may be high introductory costs, we may have limited financial resources available for new product launches, there may be regulatory restrictions on the production and advertising of our new products, and our new products may take away sales from other of our products. In addition, underperformance on new product launches can damage overall brand credibility with customers.

Our ability to develop, market, and sell new products at an appropriate price may be hampered by the inability to get shelf space for our products at a reasonable cost or, once placed, have an attractive price set for our products. Competitors, many of whom have greater resources than us, vie for the same shelf placement and may offer incentives to the retailers that we cannot match. In addition, unattractive shelf placement and pricing may put us at a disadvantage to our competitors.

     Furthermore, there is a trend among retailers in the grocery industry to reduce the overall number of products offered in their stores, which further increases competition for shelf space and makes it more difficult for us to keep existing products on the shelf and introduce new products with these retailers. Even if we do obtain shelf placement, our new and existing products may fail to achieve the sales expectations set by our retailers, potentially causing these retailers to remove our products from the shelf. As companies face more pressure for shelf space within each category, the increase in the number and quality of private label products continues to affect branded products. Gluten free private label offerings would also adversely affect our sales.

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

In addition, we constantly evaluate our product lines to determine whether or not to discontinue certain products and whether or not to stay in particular lines of business. Exiting product lines may increase our profitability but could reduce our sales, and a reduction in sales of certain products could result in a reduction in sales of other products. We cannot assure you that the discontinuation of product lines will not have an adverse effect on our business.

In addition, many food retailers are caught between the rising costs of the products they sell and consumers who are demanding lower prices. We are adversely affected by efforts by retailers to increase their margins by increasing the prices of products they sell, over which we have no control, because this can result in some consumers electing to purchase lower-cost alternatives. This is compounded by a shift by retailers to using pricing departments, which are separate from their buyers/merchandisers, so we have less influence over final retailer pricing. The expanding retailer margins makes it more difficult for us to offer adequate value to the consumers and create brand loyalty.

Changes in retail distribution arrangements and the trend toward less products stocked at retail can result in the loss of retail shelf space and disrupt sales of food or beverage products, which could cause our sales to fall.

From time to time, retailers change distribution centers that supply some of their retail stores or change sales agencies that are responsible for stocking and maintaining food and beverage products in parts of their stores. If a new distribution center has not previously distributed our products in that region or if a sales agency is not familiar with our products, there will be a delay in a distribution center's ability to begin distributing our new products in its region or to arrange for a sales agency to represent and stock our products. If we do not get approval to have our products offered in a new distribution region or if getting this approval takes longer than anticipated, our operating results may suffer. Likewise, if we cannot establish a relationship with a sales agent to stock food or beverage products in one or a number of stores or if we temporarily lose shelf space during the time it takes to do so, our sales may decline. In addition, the trend by retailers of reducing the number and inventory of items in stock and on shelf can lead to loss of sales and less availability of our products to consumers.

The food industry is highly competitive and we compete with many companies who have greater resources than us.

The food industry is highly competitive and numerous multinational, regional and local firms currently compete, or are capable of competing, with us. Our products compete with branded products as well as generic and private-label products of food retailers, wholesalers and cooperatives. We compete primarily on the basis of product quality, ability to satisfy specific consumer need states (including gluten-free needs), brand recognition, brand loyalty, service, marketing, advertising, patent protections and price. Some competitors may have different profit or strategic objectives than we do. Some competitors may invest in discounts or trade credit at a time when we are investing in new packaging and promotion, or vice versa. Competitors may develop new patentable technology which results in products which are able to compete successfully with our products. Substantial advertising and promotional expenditures are required to maintain or improve a brand's market position or to introduce a new product, and participants in our industry are engaging with new media, including customer outreach through social media and web-based vehicles.

Our largest principal competitors are Unilever, ConAgra Foods, Dean Foods and Land O' Lakes, each of whom have substantially greater market presence, longer operating histories, better distribution, and greater financial, marketing, capital and other resources than us. In addition, Glutino and Udi's have many competitors in the gluten-free market, and large companies with superior resources and distributions systems, many smaller niche companies and/or private label sellers could elect to enter the gluten free market. Pricing and margins in gluten free categories may be reduced as private label and competitive activity increases. Our ability to gain or maintain market share may be limited as a result of actions by competitors or by the limited advertising and promotional resources available to us.

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

As of December 31, 2012, we had approximately $233 million outstanding under our credit facility. Our increased level of indebtedness could have important consequences to our stockholders, including:

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

If we are unable to generate sufficient cash flow to service our indebtedness, fund our advertising and promotional expenditures and satisfy our capital expenditure requirements, we will be forced to adopt an alternative strategy that may include reducing or delaying advertising and promotional expenditures, restructuring or refinancing our indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be affected on satisfactory terms, if at all. Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

If we are obligated for any reason to repay our secured debt financing before the scheduled installment dates, we could deplete our working capital, if available, or make raising additional funds necessary. Our failure to repay the secured debt financing, if required, could result in legal action against us which could materially harm our business.

As of December 31, 2012, we had outstanding approximately $233 million of secured debt. Any event of default could require the early repayment of the secured debt financing in whole or in part together with accrued interest on the outstanding principal balance of the secured debt financing and any other applicable penalties, including a default interest rate. If, prior to the maturity date, we are required to repay the secured debt financing in full, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the secured debt financing, and other applicable penalties, when required, our lenders could commence legal action against us to recover the amounts due. Any such action would be materially harmful to us and could require us to curtail or cease operations.

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

The loan agreement with respect to the secured debt financing contains numerous covenants imposing financial and operating restrictions on our business. Any other future debt agreements may contain similar covenants. These restrictions may affect our ability to operate our business, limit our ability to take advantage of potential business opportunities as they arise and adversely affect the conduct of our current business. These covenants place restrictions on our ability to, among other things:

•incur more debt or issue certain equity interests;
•pay dividends, redeem or purchase our equity interests or make other distributions;
•make certain acquisitions or investments;
•use assets as security in other transactions or otherwise create liens;
•enter into transactions with affiliates;
•merge or consolidate with others; and
•transfer or sell assets, including the equity interests of our subsidiary, or use asset sale proceeds.

Our failure to comply with the covenants described above could result in an event of default under the secured debt. See Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

We may need additional capital in the future, and it may not be available on acceptable terms.
We may require more capital in the future to fund our operations, finance investments in equipment and infrastructure, enhance and expand the range of products we offer, and respond to potential strategic opportunities, such as investments, acquisitions and international expansion. We can give no assurance that additional financing will be available on terms favorable to us, or at all. The terms of available financing may place limits on our financial and operating flexibility. If adequate funds are not available on acceptable terms, we may be forced to reduce our operations or delay, limit or abandon expansion opportunities. Moreover, even if we are able to continue our operations, the failure to obtain additional financing could reduce our competitiveness.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real property. Our corporate headquarters are located at 115 West Century Road - Suite 260, Paramus, New Jersey 07652 and our telephone number is (201) 568-9300. We have two leases in place at this location. The initial term of the primary lease for our corporate headquarters expires May 31, 2015 and we have two options to extend for additional five-year terms. In 2009, we leased an adjacent business suite at the same facility with an initial term expiring November 30, 2013. This adjacent business suite has subsequently been abandoned.

We also currently have three lease agreements for corporate office space in Niwot, Colorado. The initial term of each of these leases expires July 31, 2015 and has the option to extend each lease for an additional thirty-six months.

Glutino has one lease agreement for manufacturing and storage space in Laval, Quebec, Canada. The lease has a term expiring on March 31, 2015 with an option to extend for an additional four year term.

Udi's has five lease agreements for manufacturing, storage and office space in Denver, Colorado and one manufacturing facility in Aurora, Colorado. The lease terms and optional extensions are as follows:

Location and Purpose	Lease Term Expiration	Extension Option
Denver, Colorado offices and storage	September 2013	None
Denver, Colorado offices	November 2013	Two years
Denver, Colorado storage	April 2015	Four years
Denver, Colorado manufacturing	February 2016	Three one-year extensions
Aurora, Colorado manufacturing	June 2016	46 months
Denver, Colorado manufacturing	September 2020	None

     Management is evaluating new manufacturing and office space to better accommodate the Company's needs.

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

In October 2011, a class action lawsuit was filed against us in the U.S. District Court for the District of New Jersey alleging that the labeling and marketing of our Smart Balance® “Fat Free Milk and Omega-3s” products are unfair, deceptive, and improper because they contain 1g of fat from the Omega-3 fatty acid oil blend in the products.  We filed a motion to dismiss in response to the complaint, which was granted in part and denied in part on June 25, 2012. On July 25, 2012, the plaintiffs filed a second amended complaint, which we moved to dismiss on August 10, 2012. A decision on that motion is pending. We intend to continue to vigorously defend ourselves in this litigation. We do not expect that the resolution of this matter will have a material adverse effect on our business.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “BDBD.” The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for our common stock on the Nasdaq Global Market.

	Common Stock
	High	Low
2011 First Quarter	$4.65	$3.76
2011 Second Quarter	$5.74	$4.18
2011 Third Quarter	$6.09	$4.47
2011 Fourth Quarter	$6.70	$4.81
2012 First Quarter	$7.05	$4.96
2012 Second Quarter	$9.55	$4.90
2012 Third Quarter	$12.58	$8.95
2012 Fourth Quarter	$13.70	$9.74

Holders

As of December 31, 2012, there were 26 holders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any dividends on our common stock to date. The payment of dividends is within the discretion of our board of directors and our board presently intends to retain all earnings for use in our business operations and to support our growth strategy. Furthermore, our secured debt financing prohibits the payment of any cash dividends. Accordingly, we do not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table displays equity compensation plan information as of December 31, 2012. For further information, see Note 11 to the Notes of our consolidated financial statements included in this Annual Report under the caption "Item 8 - Financial Statements and Supplementary Data."

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights*** (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Stock options	9,864,333	$7.56	340,793
Restricted stock units*	948,750	n/a	n/a
Equity compensation plans not approved by security holders**	1,790,000	9.86	285,000
Total	12,603,083	$7.91	625,793

*	Consists of restricted stock units issued under the Second Amended and Restated Smart Balance, Inc. Stock and Awards Plan. These units have no exercise price.
**
Consists of stock options granted under the Company’s Amended and Restated Inducement Award Plan and the 2012 Inducement Award Plan, which permits the Company to award stock options to individuals not previously an employee of the Company pursuant to Nasdaq Marketplace Rule 4350.

***	Applies to stock options only.

Stock Performance Graph

The performance graph furnished below compares the annual cumulative total stockholder return (assuming reinvestment of dividends) from investing $100 on January 1, 2008 in each of (i) our common stock, (ii) a peer group index consisting of the S&P Packaged Foods & Meats Index, and (iii) the S&P SmallCap 600 Index.

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

Item 6. Selected Financial Data

The following is a summary of selected financial data of the Company for the period from January 1, 2008 to December 31, 2012. The selected financial data should be read in conjunction with “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the notes thereto included elsewhere in this Annual Report (in thousands, except share data):

	Years Ended December 31,
	2012	2011	2010	2009	2008
Net sales	$369,645	$274,337	$241,967	$239,503	$221,872
Cost of goods sold	210,752	151,198	125,131	123,974	126,904
Gross profit	158,893	123,139	116,836	115,529	94,968
Operating expenses:
Marketing	32,316	26,606	40,155	37,383	33,034
Selling	30,689	23,208	19,769	17,580	16,662
General and administrative	65,508	45,562	40,270	48,756	39,578
Restructuring, acquisition and integration-related costs	7,638	4,086	4,133	—	—
Goodwill impairment	—	—	130,000	—	—
Total operating expenses	136,151	99,462	234,327	103,719	89,274
Operating income (loss)	22,742	23,677	(117,491)	11,810	5,694
Other income (expense):
Interest expense	(15,046)	(3,612)	(3,598)	(5,179)	(10,499)
(Loss) on derivative liability	—	—	—	(1,045)	(5,132)
Other income (expense)	231	767	(266)	(762)	(594)
Total other (expense)	(14,815)	(2,845)	(3,864)	(6,986)	(16,225)
Income (loss) before income taxes	7,927	20,832	(121,355)	4,824	(10,531)
Provision (benefit) for income taxes	3,724	11,172	6,806	1,358	(3,563)
Net income (loss)	$4,203	$9,660	$(128,161)	$3,466	$(6,968)
Earnings (loss) per share – basic and diluted	$0.07	$0.16	$(2.08)	$0.06	$(0.11)
Weighted average shares outstanding
Basic	59,133,992	59,256,228	61,665,824	62,630,683	62,523,742
Diluted	60,765,876	59,284,978	61,665,824	62,703,434	62,523,742

Net income (loss)	$4,203	$9,660	$(128,161)	$3,466	$(6,968)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	631	(1,260)	—	—	—
Other comprehensive income (loss)	631	(1,260)	—	—	—
Comprehensive income (loss)	$4,834	$8,400	$(128,161)	$3,466	$(6,968)

	As of December 31,
	2012	2011	2010	2009	2008
Balance sheet data:
Cash and cash equivalents	$11,509	$7,959	$3,840	$7,538	$5,492
Other current assets	70,075	45,281	26,635	23,822	26,675
Property and equipment, net	31,195	13,804	5,378	4,634	4,301
Goodwill	322,191	266,598	248,912	374,886	374,886
Other intangible assets	233,691	183,822	150,017	151,089	155,223
Other non-current assets	13,293	4,168	3,621	3,096	1,959
Total assets	$681,954	$521,632	$438,403	$565,065	$568,536

Current liabilities	$63,127	$49,725	$28,938	$28,126	$26,018
Derivative liabilities	—	—	—	—	5,132
Long-term debt	230,490	93,815	44,000	51,143	69,504
Deferred tax liability	48,867	51,474	44,165	43,824	46,268
Contract payable	2,750	4,125	5,500	—	—
Other liabilities	1,232	877	2,301	965	162

Total liabilities	346,466	200,016	124,904	124,058	147,084
Common stock – par value	6	6	6	6	6
Additional paid-in capital	548,470	539,432	534,568	523,467	507,378
Retained deficit	(196,764)	(200,967)	(210,627)	(82,466)	(85,932)
Accumulated other comprehensive loss, net of taxes	(629)	(1,260)	—	—	—
Treasury stock	(15,595)	(15,595)	(10,448)	—	—
Total stockholders’ equity	335,488	321,616	313,499	441,007	421,452
Total liabilities and stockholders’ equity	$681,954	$521,632	$438,403	$565,065	$568,536

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2012, 2011 and 2010. This section should be read in conjunction with our consolidated financial statements for the periods mentioned above, including the notes thereto, which are included elsewhere in this Annual Report.

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

On July 2, 2012, we acquired Udi's from its majority unit holder Hubson Acquisition, LLC, an affiliate of E&A Industries based in Indianapolis, the family of founder Ehud Baron, and other minority unit holders.  Based in Denver, Colorado, Udi's markets gluten-free products under the “Udi's Gluten Free Foods” brand in the retail market and since mid-2011, food service channels.  Udi's is a leading brand in gluten-free bread and baked goods.  In addition, Udi's markets other gluten-free products including frozen pizza and granola.

We primarily outsource production of finished goods to third-party manufacturers.  Glutino currently has one leased manufacturing facility in Canada dedicated to the manufacturing of gluten-free products. Udi's currently has five leased facilities in Denver, Colorado.

Our corporate vision is to create a health and wellness innovation platform that builds brands targeted to highly motivated consumer needs. These “need states” include heart-health (Smart Balance), gluten-free diets (Glutino and Udi's), plant-based diets (Earth Balance), and weight management (Bestlife). Our health and wellness platform achieves this goal by offering products which eliminate “bad” ingredients (such as trans fats and gluten) or by adding “good” ingredients (such as Omega-3s and plant sterols), or a combination of both.

Our business consists of two reportable segments: Smart Balance and Natural. The Smart Balance segment consists of our branded products in spreads, butter, grocery, and milk. The Natural segment consists of our Earth Balance, Glutino and Udi's branded products.

Restructuring

As part of continuing efforts to increase efficiency and effectiveness and position the Company for success, the Company undertook two organizational restructurings in 2010, reducing its total number of employees by approximately 12%. The cost of the combined actions in the second and fourth quarters of 2010 totaled $4.1 million. In 2011, the Company undertook an additional organizational restructuring, resulting in restructuring charges of $1.5 million. In 2012, in connection with the acquisition of Udi's and the establishment of two reportable operating segments, the Company eliminated the role of President and Chief Operating Officer, and two other positions, further streamlining its management team. The cost of these actions in 2012 totaled $2.6 million.

Results of Operations

Results of Operations for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

	Years Ended December 31, *
(in millions)	2012	2011	$ Change	% Change
Net sales	$369.6	$274.3	$95.3	34.7%
Cost of goods sold	210.7	151.2	59.5	39.4%
Gross profit	158.9	123.1	35.8	29.0%

Operating expenses:
Marketing	32.3	26.6	5.7	21.5%
Selling	30.7	23.2	7.5	32.2%
General and administrative	65.5	45.6	19.9	43.8%
Restructuring, acquisition and integration-related costs	7.6	4.1	3.5	86.9%
Total operating expenses	136.2	99.5	36.7	36.9%
Operating income	22.7	23.7	(1.0)	(3.9)%

Interest expense	(15.0)	(3.6)	(11.4)	316.6%
Other income (expense), net	0.2	0.8	(0.6)	(69.9)%
Total other (expense)	(14.8)	(2.8)	(12.0)	420.7%
Income before income taxes	7.9	20.8	(12.9)	(61.9)%
Provision for income taxes	3.7	11.2	(7.5)	(66.7)%
Net income	$4.2	$9.7	$(5.5)	(56.5)%
* Amounts may not add due to rounding.

Net Sales

Total net sales of $369.6 million for the year ended December 31, 2012 increased by $95.3 million, or 34.7%, from $274.3 million in 2011. The increase was related to an increase in our Natural segment net sales, partly offset by a decrease in our Smart Balance segment net sales.

Net sales from our Smart Balance segment of $207.8 million for the year ended December 31, 2012 decreased by $10.8 million, or 5.0%, from $218.6 million in 2011. The decrease was primarily related to a decrease in volume of Smart Balance spreads due to competitive promotional levels and continued consumer price sensitivity to premium products. The decrease in spreads was partly offset by the introduction of spreadable butter in 2012 and increased net sales of peanut butter. Volume decreases resulted in a decrease in net sales of approximately $21.1 million, partly offset by price increases of approximately $13.5 million.

Net sales from our Natural segment of $161.8 million for the year ended December 31, 2012 increased by $106.1 million from $55.7 million in 2011. The increase was primarily related to the acquisitions of Udi's (acquired in July 2012) adding $47.0 million of net sales and Glutino (acquired in August 2011) which increased sales $51.9 million, as well as volume increases in Earth Balance of approximately $5.4 million and price increases of $1.5 million.

Cost of Goods Sold

Total cost of goods sold of $210.7 million for the year ended December 31, 2012 increased by $59.5 million, or 39.4%, from $151.2 million in 2011. The increase was related to an increase in our Natural segment cost of goods sold, partly offset by a decrease in our Smart Balance segment cost of goods sold.

Cost of goods sold for our Smart Balance segment were $114.0 million for the year ended December 31, 2012, a decrease of $4.7 million, or 4.0%, from $118.7 million in 2011. The decrease was primarily related to the decrease in net sales, partly offset by an increase in commodity costs.

Cost of goods sold for our Natural segment were $96.7 million for the year ended December 31, 2012, an increase of $64.2 million from $32.5 million in 2011. The increase was primarily related to the acquisitions of Udi's (acquired in July 2012) adding $26.9 million of cost of goods sold and Glutino (acquired in August 2011) which increased $34.1 million.

Brand Profit

The Company uses the term "brand profit" as its segment measure of profitability. Brand profit is a non-GAAP measure. Brand profit is calculated as gross profit less marketing, selling and royalty expense (income), net. Brand profit is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. For a reconciliation of brand profit to income (loss) before income taxes, see "Non-GAAP Financial Measure" below.

Total brand profit of $96.2 million for the year ended December 31, 2012 increased by $22.9 million, or 31.2%, from $73.3 million in 2011. The increase was related to an increase in our Natural segment brand profit, partly offset by a decrease in our Smart Balance segment brand profit.

Brand profit from our Smart Balance segment of $54.3 million for the year ended December 31, 2012 decreased by $3.3 million, or 5.7%, from $57.6 million in 2011. Gross profit decreased $6.2 million in 2012 compared to 2011 and as a percentage of net sales was 45.1% for the year ended December 31, 2012 compared to 45.7% during the same period in 2011. The decrease in margins was primarily due to higher commodity costs, partially offset by higher selling prices. The decrease in margins was also due to the introduction of spreadable butter. The decrease in gross profit was partly offset by decreases in selling expenses of $1.9 million, non-promotional marketing of $0.6 million and net royalties of $0.4 million. The decrease in selling expenses primarily related to decreases in freight and warehousing costs and commissions.

Brand profit from our Natural segment of $41.9 million for the year ended December 31, 2012 increased by $26.2 million from $15.7 million in 2011. Gross profit increased $41.9 million in 2012 compared to 2011 and as a percentage of net sales was 40.2% for the year ended December 31, 2012 compared to 41.5% during the same period in 2011. The decrease in margins primarily relates to the timing of the Glutino and Udi's acquisitions. Earth Balance brands have the highest margins of the Natural segment products. The increase in gross profit was partly offset by increases in selling expenses of $9.4 million and non-promotional marketing of $6.3 million primarily due to the acquisitions of Glutino and Udi's and increases in sales.

General and administrative

General and administrative expenses of $65.5 million for the year ended December 31, 2012 increased $19.9 million, or 43.8%, from $45.6 million in 2011. General and administrative expense in 2012 included increased stock-based compensation charges of $6.6 million primarily associated with our restructuring activities and accelerated vesting of market price-based restricted stock units and stock options. General and administrative expense also increased due to the acquisitions of Glutino and Udi's, including increased amortization expense of $3.5 million.

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs for the year ended December 31, 2012 were $7.6 million comprised of $5.2 million of acquisition and integration-related costs associated with the acquisitions of Glutino and Udi's and $2.4 million of restructuring costs associated with the actions taken in the third quarter of 2012. Restructuring, acquisition and integration-related costs for the year ended December 31, 2011 were $4.1 million comprised of $2.6 million of acquisition and integration-related costs associated with the acquisition of Glutino and $1.5 million of severance charges.

Other Income (Expense)

We had other expenses of $(14.8) million for the year ended December 31, 2012 and $(2.8) million in the corresponding period in 2011. The results for 2012 and 2011 included interest expense, net of interest income of $(15.0) million and $(3.6) million, respectively.  The increase in interest expense, net of interest income was due to the increase in debt outstanding under the Credit Facility (as defined below) and the write-off of unamortized debt costs of $2.7 million in 2012 related to the refinancing and early repayment of debt. Also included in other expense in 2012 was a gain of $0.6 million on commodity hedging derivatives, partly offset by other taxes of $0.3 million and currency translation losses of $0.1 million. Also included in other expense in 2011 were gains of $0.8 million on commodity hedging derivatives and $0.3 on currency translation, partly offset by $0.3 million of other taxes.

Income Taxes

The provision for income taxes for the year ended December 31, 2012 was $3.7 million compared with $11.2 million in 2011. The effective tax rate for the year ended December 31, 2012 was 47.0%, primarily as a result of a $1.6 million adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options. Excluding that adjustment, the effective tax rate for the year ended December 31, 2012 was 42.0%. The effective tax rate for the year ended December 31, 2011 was 53.6%, primarily as a result of a $2.1 million adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options which increased the effective rate by 10.3 percentage points and the treatment of certain acquisition costs which added 2.5 percentage points to our effective tax rate. Excluding these adjustments, the effective tax rate for the year ended December 31, 2011 was 40.7%.

Net Income (Loss)

Our net income for the year ended December 31, 2012 was $4.2 million compared to $9.7 million in 2011. 2012 net income reflected charges of $2.6 million (after tax) related to the acquisition and integration of Glutino and Udi's, a $1.0 million reduction of deferred taxes resulting from the forfeiture of stock options, $2.3 million (after tax) relating to restructuring charges and $1.4 million (after tax) relating to the write-off of deferred loan costs. 2011 net income reflected charges of $1.6 million (after tax) related to the acquisition of Glutino, a $2.1 million reduction of deferred taxes resulting from the forfeiture of stock options, $0.5 million (after tax) related to a legal settlement, and a benefit in stock-based compensation expense of $0.2 million resulting from forfeitures of stock options. 2011 net income also reflected severance charges totaling $0.7 million (after tax).

Results of Operations for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

	Years Ended December 31, *
(in millions)	2011	2010	$ Change	% Change
Net sales	$274.3	$242.0	$32.3	13.4%
Cost of goods sold	151.2	125.1	26.1	20.8%
Gross profit	123.1	116.8	6.3	5.4%

Operating expenses:
Marketing	26.6	40.2	(13.6)	(33.7)%
Selling	23.2	19.7	3.5	17.4%
General and administrative	45.6	40.3	5.3	13.1%
Restructuring, acquisition and integration-related costs	4.1	4.1	—	(1.1)%
Goodwill impairment	—	130.0	(130.0)	(100.0)%
Total operating expenses	99.5	234.3	(134.8)	(57.6)%
Operating income (loss)	23.7	(117.5)	141.2	(120.2)%

Other income (expense):
Interest expense	(3.6)	(3.6)	—	0.4%
Other income (expense), net	0.8	(0.3)	1.1	(388.3)%
Total other (expense)	(2.8)	(3.9)	1.1	(26.4)%
Income (loss) before income taxes	20.8	(121.4)	142.2	(117.2)%
Provision for income taxes	11.2	6.8	4.4	64.1%
Net income (loss)	$9.7	$(128.2)	$137.9	(107.5)%
* Amounts may not add due to rounding.

Net Sales

Total net sales of $274.3 million for the year ended December 31, 2011 increased by $32.3 million from $242.0 million in 2011. The increase was related to increases in our Natural segment and Smart Balance segment net sales.

Net sales from our Smart Balance segment of $218.6 million for the year ended December 31, 2011 increased by $2.4 million, or 1.1%, from $216.2 million in 2010. The increase was primarily related to increased pricing and increased sales of milk in 2011, partly offset by a decrease in volume of Smart Balance spreads due to competitive promotional levels and continued consumer price sensitivity to premium products.

Net sales from our Natural segment of $55.7 million for the year ended December 31, 2011 increased by $29.9 million from $25.8 million in 2010. The increase was primarily related to the acquisition of Glutino (acquired in August 2011) which added $23.8 million of net sales in 2011.

Cost of Goods Sold

Total cost of goods sold of $151.2 million for the year ended December 31, 2011 increased by $26.1 million, or 20.8%, from $125.1 million in 2010. The increase was related to increases in our Natural segment and Smart Balance segment cost of goods sold.

Cost of goods sold from our Smart Balance segment of $118.7 million for the year ended December 31, 2011 increased by $4.7 million, or 4.1%, from $114.0 million in 2010. The increase was primarily related to the increase in net sales, partly offset by an increase in commodity costs.

Cost of goods sold from our Natural segment of $32.5 million for the year ended December 31, 2011 increased by $21.4 million from $11.1 million in 2010. The increase was primarily related to the acquisition of Glutino (acquired in August 2011) which added $17.7 million of cost of goods sold in 2011.

Brand Profit

The Company uses the term "brand profit" as its segment measure of profitability. Brand profit is a non-GAAP measure. Brand profit is calculated as gross profit less marketing, selling and royalty expense (income), net. Brand profit is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. For a reconciliation of brand profit to income (loss) before income taxes, see "Non-GAAP Financial Measure" below.

Total brand profit of $73.3 million for the year ended December 31, 2011 increased by $16.9 million, or 29.9%, from $56.4 million in 2010. The increase was related to increases in our Smart Balance segment and Natural segment brand profit.

Brand profit from our Smart Balance segment of $57.6 million for the year ended December 31, 2011 increased by $13.6 million, or 30.8%, from $44.0 million in 2010. Gross profit decreased $2.2 million in 2011 compared to 2010 and as a percentage of net sales was 45.7% for the year ended December 31, 2011 compared to 47.3% during the same period in 2010. The decrease in margins was primarily due to increased promotional expenses, an unfavorable product mix and higher commodity costs, partially offset by higher selling prices. The decrease in gross profit was partly offset by a decrease in non-promotional marketing expenses of $15.8 million.

Brand profit from our Natural segment of $15.7 million for the year ended December 31, 2011 increased by $3.3 million, or 26.8%, from $12.4 million in 2010. Gross profit increased $8.5 million in 2011 compared to 2010 and as a percentage of net sales was 41.5% for the year ended December 31, 2011 compared to 56.8% during the same period in 2010. The decrease in margins primarily relates to the timing of the Glutino acquisition and the lower margins that Glutino products generate. In 2010, Earth Balance brands accounted for all of the brand profit and Earth Balance brands have the highest margins of the Natural segment products. The increase in gross profit was partly offset by increases in selling expenses of $3.3 million and non-promotional marketing of $2.2 million primarily due to the acquisition of Glutino and increase in sales.

General and administrative

General and administrative expenses of $45.6 million for the year ended December 31, 2011 increased $5.3 million, or 13.1%, from $40.3 million in 2010. The increase was related to increases in compensation related costs of $7.4 million, depreciation and amortization of $2.3 million partially related to the Glutino acquisition and a legal settlement of $1.1 million in 2011. These increases were partly offset by a decrease in stock-based compensation charges of $6.2 million.

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs for the year ended December 31, 2011 were $4.1 million comprised of $2.6 million of acquisition and integration-related costs associated with the acquisition of Glutino and $1.5 million of severance charges. Restructuring, acquisition and integration-related costs for the year ended December 31, 2010 were $4.1 million comprised of restructuring costs associated with the actions taken in 2010.

Other Income (Expense)

We had other expenses of $(2.8) million for the year ended December 31, 2011 and $(3.9) million in the corresponding period in 2010.  Included in 2011 and 2010 were net interest expense of $(3.6) million and $(3.6) million, respectively.

Income Taxes

The provision for income taxes for the year ended December 31, 2011 was $11.2 million compared with $6.8 million in 2010. The effective tax rate for the year ended December 31, 2011 was 53.6%, primarily as a result of a $2.1 million adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options which increased the effective rate by 10.3 percentage points and the treatment of certain acquisition costs which added 2.5 percentage points to our effective tax rate. Excluding these adjustments, the effective tax rate for the year ended December 31, 2011 was 40.7%. The effective tax rate for the year ended December 31, 2010 was (5.6%) primarily as a result of a pre-tax goodwill impairment charge, which had no tax benefit, offset by a $3.2 million adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options. Excluding the impairment charge and the adjustment to deferred taxes, the effective tax rate for the year ended December 31, 2010 was 41.4%.

Net Income (Loss)

Our net income for the year ended December 31, 2011 was $9.7 million compared to a loss of $(128.2) million in 2010. 2011 net income reflected charges of $1.6 million (after tax) related to the acquisition of Glutino, a $2.1 million reduction of deferred taxes resulting from the forfeiture of stock options, $0.5 million (after tax) related to a legal settlement, and a benefit in stock-based compensation expense of $0.2 million resulting from forfeitures of stock options. 2011 net income also reflected severance charges totaling $0.7 million. 2010 net loss reflected a goodwill impairment charge of $130.0 million (which derived no tax benefit), a $3.2 million reduction of deferred tax assets resulting from the forfeiture of stock options, a restructuring charge of $2.4 million (after tax) and a one-time benefit in the change in stock-based compensation expense of $0.8 million (after tax).

Non-GAAP Financial Measure

The Company reports its financial results in accordance with accounting principles generally accepted in the United States, or “GAAP.”

The Company uses the term “brand profit” as its segment measure of profitability. Brand profit is a non-GAAP measure. Brand profit is calculated as gross profit less marketing, selling and royalty expense (income), net. Brand profit is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. Management believes this measure best reflects the segment's financial results from ongoing operations. The following table reconciles brand profit by segment to income (loss) before income taxes calculated in accordance with GAAP:

	Years Ended December 31,
	2012	2011	2010
Brand Profit:
Natural	$41.9	$15.7	$12.4
Smart Balance	54.3	57.6	44.0
Total brand profit for reportable segments	96.2	73.3	56.4
Less adjustments:
General and administrative, excluding royalty expense (income), net	65.9	45.6	39.8
Restructuring, acquisition and integration-related costs	7.6	4.1	4.1
Goodwill impairment	—	—	130.0
Interest expense	15.0	3.6	3.6
Other (income) expense	(0.2)	(0.8)	0.3
Income (loss) before income taxes	$7.9	$20.8	$(121.4)

Liquidity and Capital Resources

Cash Flows

As of December 31, 2012, we had cash and cash equivalents of $11.5 million, an increase of $3.6 million from December 31, 2011. The following table summarizes the change:

	Years Ended December 31,
(in millions)	2012	2011	2010	2012 vs. 2011 $ Change	2011 vs. 2010 $ Change
Cash provided by (used in):
Operating activities	$27.6	$29.2	$17.9	$(1.6)	$11.3
Investing activities	(139.3)	(72.0)	(3.5)	(67.3)	(68.5)
Financing activities, net	115.3	47.0	(18.1)	68.3	65.1
Effect of exchange rate changes	—	(0.1)	—	0.1	(0.1)
Net change in cash and cash equivalents	$3.6	$4.1	$(3.7)	$(0.5)	$7.8

Cash provided by operating activities decreased from $29.2 million for the year ended December 31, 2011 to $27.6 million for the year ended December 31, 2012, due primarily to increased working capital needs, partly offset by an increase in net income before depreciation, amortization and other non-cash expenses.

During the year ended December 31, 2011, we generated $11.3 million more cash from operating activities compared with the same period of 2010. The increase was primarily due to lower net working capital requirements and an increase in net income before depreciation, amortization and other non-cash expenses.

During the year ended December 31, 2012, we used $67.3 million more cash for investing activities compared with the same period of 2011. The increase in the use of funds was primarily due to the acquisition of Udi's of $126.9 million in 2012 compared to the acquisition of Glutino of $66.1 in 2011. The increase in the use of funds was also due to increases in capital expenditures of $3.3 million and patent/trademark defense costs of $3.2 million in 2012 compared to 2011.

During the year ended December 31, 2011, we used $68.5 million more cash for investing activities compared with the same period of 2010. The increase in the use of funds was primarily due to the acquisition of Glutino of $66.1 in 2011. The increase in the use of funds was also due to an increase in capital expenditures of $3.4 million in 2011 compared to 2010.

During the year ended December 31, 2012, we generated $68.3 million more cash from financing activities compared with the same period in 2011. The increase was due to increased borrowings of $183.6 million to primarily facilitate the Udi's acquisition, partly offset by increases in the repayment of debt of $108.1 million and payments of loan costs of $11.1 million.

During the year ended December 31, 2011, we generated $65.1 million more cash from financing activities compared with the same period in 2010. The increase was due to increased borrowings of $59.1 million to primarily facilitate the Glutino acquisition, a decrease in funds used for the purchase of treasury stock of $5.3 million and lower repayments of debt of $2.5 million, partly offset by an increase in payments of loan costs of $1.8 million.

Liquidity

Our liquidity planning is largely dependent on our operating cash flows, which is highly sensitive to changes in demand, operating costs and pricing for our major products. While changes in key operating costs, such as outsourced production, advertising, promotion and distribution, may adversely affect cash flows, we have been able to continue to generate significant cash flows by adjusting costs. Our principal liquidity requirements are to finance current operations, pay down existing indebtedness and fund future expansion. Under the Credit Facility (as defined below), we can also repurchase common stock subject to the satisfaction of certain conditions. No shares were repurchased during the year ended December 31, 2012. Currently, our primary source of liquidity is cash generated by operations.

We believe that cash flows generated from operations, existing cash and cash equivalents and borrowing capacity under the revolving Credit Facility should be sufficient to finance working capital requirements for our business for the foreseeable future.

As of December 31, 2012, $40.0 million was available for borrowing under our credit facility and we had $11.5 million of cash and cash equivalents.

Financing:

As of December 31, 2012, we had $232.8 million outstanding under our term loan and no amounts were outstanding under our revolver.

Cash paid for interest during the year ended December 31, 2012 was $10.8 million. The interest rates for outstanding obligations at December 31, 2012 were 7.0% for the Term Loan and 5.5% under the Revolver while the commitment fee on the unused line was 0.5%.

Because our leverage ratio was more than 2.0 to 1.0 as of December 31, 2011, we were required to make a prepayment under our Prior Credit Agreement in April 2012.  In April 2012, we entered into a Second Amendment to the Prior Credit Agreement, or the “Amendment,” which modified the definition of “Excess Cash Flow” under the Prior Credit Agreement to exclude the results of Glutino's operations for the periods prior to our ownership of Glutino, and to also exclude certain expenses relating to the acquisition and integration of Glutino.  After giving effect to the Amendment, we were required to make a prepayment on the term loan of $2.7 million in April 2012.

During the year ended December 31, 2012, we borrowed $240.0 million and repaid $7.2 million under the Term Loan and borrowed and repaid $4.0 million under the Revolver. The debt outstanding under the Prior Credit Agreement was repaid with the proceeds received on July 2, 2012 from a new term loan under the Credit Facility. See below as it relates to the provisions under the Credit Facility effective July 2, 2012.

On July 2, 2012, GFA Brands, Inc., Glutino USA, Inc., UHF Acquisition Corp. and Udi's, (collectively, the “Borrowers”) entered into a Credit Agreement, which the Company and the U.S. subsidiaries of the Borrowers joined as guarantors, with a group of lenders and Bank of Montreal, as administrative agent, pursuant to which the Borrowers established a new senior secured credit facility, or the “Credit Facility,” in an aggregate principal amount of $280 million, consisting of a term loan B, or the “Term Loan,” in an aggregate principal amount of $240 million and a revolving credit facility, or the “Revolver,” in an aggregate principal amount of $40 million (with sublimits for swingline loans and the issuance of letters of credit). The Term Loan will mature on July 2, 2018 and the Revolver will mature on June 30, 2017.

The proceeds of the Term Loan were used to finance the acquisition of Udi's, to refinance certain existing indebtedness of us and our subsidiaries and to fund certain fees and expenses associated therewith. In the future, the Revolver may be used by us and our subsidiaries for working capital and for other general corporate purposes, including acquisitions and investments, permitted under the Credit Agreement. The Credit Agreement also provides that, upon satisfaction of certain conditions, the Borrowers may increase the aggregate principal amount of loans outstanding thereunder by up to $50 million, subject to receipt of additional lending commitments for such loans.

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

Outstanding amounts under the Revolver will initially bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 5.25% or (b) a Base Rate (equal in this context to the lowest of (x) the Agent's prime rate, (y) the federal funds rate plus 1/2 of 1.00% and (z) LIBOR plus 1.00%) plus 4.25%. From and after delivery to the Agent of financial statements for each fiscal quarter ending after September 30, 2012, the margin over LIBOR and the Revolving Base Rate may be adjusted periodically based on our ratio of total funded debt to consolidated EBITDA, with 5.50% per annum being the maximum LIBOR margin and 4.50% per annum being the maximum Base Rate margin established by such adjustment mechanism. The Borrowers are required to pay a commitment fee on the unused commitments under the Revolver at an initial rate equal to 0.50% per annum (subject to a similar leverage-based step-down).

The loans and other obligations under the Credit Facility (including in respect of hedging agreements and cash management obligations) are (a) guaranteed by us and our existing and future domestic subsidiaries and (b) secured by substantially all of our the assets and those of our existing and future domestic subsidiaries, in each case subject to certain customary exceptions and limitations.

Subject to certain conditions, the Borrowers may voluntarily prepay the loans under the Credit Facility in whole or in part, without premium or penalty (other than customary breakage costs). Mandatory prepayments that are required under the Credit Facility include:

•	100% of the net cash proceeds (as defined in the Credit Facility) upon certain dispositions of property or upon certain damages or seizures of property, subject to limited exceptions;

•	100% of the amount of net cash proceeds for certain issuances of additional indebtedness for borrowed money; and

•
beginning with the fiscal year ending December 31, 2013 and each fiscal year thereafter, an annual prepayment equal to (i) our excess cash flow (as defined in the Credit Facility) for such fiscal year, provided such prepayment is not required if we have a Leverage Ratio of less than 2.75 to 1.0, minus (ii) the aggregate principal amount of term and revolving  loans voluntarily prepaid by the Borrowers during such fiscal year (other than voluntary prepayments made with the proceeds of issuances of additional indebtedness for borrowed money.

The terms of the Credit Facility require us and our subsidiaries (on a consolidated basis and subject to certain customary exceptions) to meet the following financial covenants:

•
maintenance of maximum total funded debt to consolidated EBITDA (as defined in the Credit Facility) of not more than 5.0 to 1.0, initially (and at December 31, 2012), and decreasing to 3.5 to 1.0 over the term of the Credit Facility;

•
maintenance of minimum consolidated EBITDA (as defined in the Credit Facility) to consolidated interest charges of 2.75 to 1.0, initially (and at December 31, 2012), and increasing to 3.25 to 1.0 over the term of the Credit Facility; and

•	we are also limited to spending not more than $12 million of capital expenditures per year with any unexpended amounts carried over to the next twelve months.

At December 31, 2012, we were in compliance with all of our financial covenants.

In addition, the Credit Facility contains (a) customary provisions related to mandatory prepayment of the loans thereunder with (i) 50% of Excess Cash Flow (as defined in the Credit Facility), subject to step-downs to 25% and 0% of Excess Cash Flow at certain leverage-based thresholds and (ii) the proceeds of asset sales or casualty events (subject to certain customary limitations, exceptions and reinvestment rights) and (b) certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, investments, acquisitions, loans and advances, mergers, consolidations and asset dispositions, dividends and other restricted payments, transactions with affiliates and other matters customarily restricted in such agreements, in each case, subject to certain customary exceptions.

The Credit Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain material contracts and to other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, certain impairments to the guarantees or collateral documents, and change in control defaults.

Certain of the lenders under the Credit Facility (or their affiliates) have provided, and may in the future provide, certain commercial banking, financial advisory, and investment banking services in the ordinary course of business for us and our subsidiaries, for which they receive customary fees and commissions.

Contract Payable and Capital Leases

In addition to the indebtedness under our Credit Facility, we have recorded a contract payable of $4.1 million representing the unpaid balance on a 2010 acquisition. This amount will be paid in annual installments over the next three years, together with related interest. As of December 31, 2012, $1.4 million of this amount is due within 12 months and is therefore included within "Accounts payable and accrued expenses" on the Consolidated Balance Sheet.

The Company has $0.1 million of capital lease obligations for certain of its manufacturing equipment.

Maturities

Under the Credit Facility entered into on July 2, 2012, the contract payable and capital lease obligations, we are required to pay the following amounts for its debt and contract obligations during the years ended December 31:

2013	$3.8
2014	3.8
2015	3.8
2016	2.4
2017	2.4
Thereafter	220.8
Total	$237.0

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of December 31, 2012 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods. We expect to fund other commitments primarily with operating cash flows generated in the normal course of business.

	Payments Due by Period *
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	All Other
Building Operating Leases	$4.9	$1.7	$2.3	$0.4	$0.5	$—
Commodity Purchase Commitments(1)	52.2	52.2	—	—	—	—
Debt Obligations(2)	237.0	3.8	7.6	4.8	220.8	—
Interest on Debt(3)	94.1	16.5	32.7	32.7	12.2	—
Uncertain tax positions liability and interest (4)	0.1	—	—	—	—	0.1
Brandeis Contract	0.3	0.1	0.1	0.1	—	—
	$388.6	$74.2	$42.6	$38.0	$233.7	$0.1
* Amounts may not add due to rounding.

(1)
Forward purchase commitments for a portion of the Company’s projected requirement for commodity purchase commitments. These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price.

(2)
Amounts represent obligations under the Credit Facility entered into on July 2, 2012, the contract payable and capital lease obligations. For more information on our debt obligations, see Note 10 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8 - Financial Statements and Supplementary Data."

(3)	Amounts represent the estimated commitment fees and interest payments based on the principal amounts and applicable interest rates on the debt at December 31, 2012.

(4)
As of December 31, 2012, this represents our tax liability for uncertain tax positions and related net accrued interest and penalties of $22,000.  We are unable to reasonably estimate the timing of our uncertain tax positions liability and interest and penalty payments in individual years beyond twelve months due to uncertainties in the timing of the effective settlement of tax positions.  See Note 14 to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8 - Financial Statements and Supplementary Data.”

The table above excludes deferred tax liabilities of $67.7 million and deferred compensation liabilities of $1.2 million because the ultimate payoff date of these liabilities cannot be reasonably established given the long term nature of these obligations.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons.

Supply, Availability and General Risk Conditions

We contract for significant amounts of commodity purchase contracts to support the projected needs of our business. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. In addition, we contract for the manufacture of our products with several contract manufacturers. Two contract manufacturers produce all of our spreads, butter blends, oil and shortening products, one of whom produces approximately 66% of the total production and uses multiple facilities to service the required volume. We are dependent on these manufacturers for the necessary production capacity in order for us to meet our customer demands. Alternative sources are continuously being reviewed to lessen this dependence.

Seasonality and Quarterly Results

Our business is subject to seasonal fluctuations. Historically, significant portions of net sales and profits were, and may continue to be, realized during the fourth quarter of our fiscal year, reflecting the holiday baking and cooking season in which several of our products are utilized. In addition, there are increased sales of these products during the Easter holiday season.

Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Impact of Inflation

In general, we believe that over time we are able to pass a significant portion of our increased costs resulting from inflation on to customers by increasing prices.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We discuss below what we believe to be our most critical accounting policies and estimates. While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. For a discussion of the Company’s significant accounting policies, please see Note 2 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8 - Financial Statements and Supplementary Data."

Revenue Recognition

Revenue is recognized when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which occurs upon the receipt and acceptance of product by the customer. The earnings process is complete once the customer order has been placed and approved and the shipped product has been received by the customer. Product is sold to customers on credit terms established on an individual basis. The credit factors used include historical performance, current economic conditions and the nature and volume of the product. We offer our customers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees and advertising; such amounts are estimated and recorded as a reduction in revenue. We sell our products to customers without a right of return, are not obligated to accept any returns.

Goodwill

Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that impairment may have occurred. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Otherwise, the impairment analysis for goodwill includes a comparison of our carrying value (including goodwill) to our estimated fair value. If the fair value does not exceed the carrying value, then an additional analysis would be performed to allocate the fair value to all of our assets and liabilities as if it had been acquired in a business combination and the fair value was our purchase price. If the excess of the fair value of our identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference. At June 30, 2010 we concluded that our estimated fair value was less than the carrying value of the recorded goodwill, and, accordingly, we recorded an impairment loss of $130.0 million (see Note 7 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8 - Financial Statements and Supplementary Data" for further details). At June 30, 2012, we performed our annual assessment of fair value and concluded that there was no impairment related to our goodwill.

Other Intangibles

Other intangible assets are comprised of both definite and indefinite-lived intangible assets. Indefinite-lived intangible assets are not amortized. We have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Otherwise, indefinite-lived intangible assets are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. In assessing the recoverability of indefinite-lived intangible assets, we must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.

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

We have determined that our Smart Balance®, Earth Balance®, Glutino® and Udi's® trademarks have indefinite lives and these assets are not being amortized. We have performed our annual assessment of the Company’s indefinite-lived intangible assets for impairment at June 30, 2012 and determined there was no impairment. We continually monitor our projected future cash flows for each of our trademarks. If we do not realize the projected future cash flows or if declining trends were to continue, we may be required to record an impairment charge in the future.  Certain other assets acquired, primarily patent technology, have been determined to have definite lives ranging from 3 to 15 years and their costs are being amortized over their expected lives.

We generally expense legal and related costs incurred in defending or protecting our intellectual property unless it can be established that such costs have added economic value to the business enterprise, in which case we capitalize the costs incurred as part of intangible assets. The primary consideration in making the determination of whether to capitalize the costs is whether or not we can prove that we have been successful in defending ourselves against such intellectual property challenges. The second consideration for capitalization is whether such costs have, in fact, increased the economic value of our intellectual property. Legal costs that do not meet the considerations described above are expensed as incurred. Recovery of legal expenses as part of a settlement agreement will be recorded as a reduction of capitalized legal fees if previously capitalized with any excess recorded as income.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We look primarily to the undiscounted future cash flows in our assessment of whether or not long-lived assets have been impaired.

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

Stock-Based Compensation
We provide compensation benefits in the form of stock options and restricted stock units to employees and non-employee directors. We issue service-based and market condition-based awards. The cost of stock-based compensation is recorded at fair value at the date of grant and expensed in the consolidated statement of operations over the requisite service period or, in the case of market condition-based awards, as determined by the Monte Carlo valuation model. The fair value of service-based stock option awards is estimated on the date of grant using the Black-Scholes option pricing model and is recognized in expense over the vesting period of the options using the straight-line method. The Black-Scholes option pricing model requires various assumptions, including the expected volatility of our stock, the expected term of the option, the risk-free interest rate and the expected dividend yield. Expected volatility is based on historical volatility of our common stock. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of market condition-based awards is estimated on the grant date using the Monte Carol valuation model. The fair value of restricted stock awards is equal to the market value of our common stock on the date of grant and is recognized in expense over the vesting period using the straight-line method. We recognize compensation expense for only that portion of stock based awards that are expected to vest. We utilize historical employee termination behavior to determine our estimated forfeiture rates. If the actual forfeitures differ from those estimated by management, adjustments to compensation expense will be made in future periods. See Note 11 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8-Financial Statements and Supplementary Data."

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board updated the guidance within Accounting Standards Codification 350, “Intangibles - Goodwill and Other.” This amended standard now permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is determined that it is more likely than not that the fair value is more than its carrying value, then the requirement to perform quantitative impairment testing, as outlined in the previously issued standards, is eliminated. The updated guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect this update to significantly impact our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks due primarily to changes in interest rates on our variable interest rate debt. Under our Credit Facility, we are subject to changes in interest rates, but are not required to enter into an interest rate swap until the market LIBOR rate exceeds 1.25% for 20 of the last 30 consecutive business days. The three-month LIBOR rate at December 31, 2012 was 0.3%.

We purchase significant amounts of soy, palm and canola oil, peanuts and rice products to support the needs of our brands. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. These forward purchase commitments qualify as normal purchases and sales in the normal course of business and accordingly, do not qualify as derivatives under existing authoritative accounting guidance, namely ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” Based on the most recent prices for soy, palm and canola oil and peanuts and rice products, as of December 31, 2012 we had commitments of $52.2 million. We are exposed to market risk from commodity pricing changes. In order to minimize price variability and to manage risk, we enter into derivative hedging arrangements with counterparties for butter and milk. These derivatives must be net settled in cash and are marked-to-market each period within the consolidated statement of operations.

We are exposed to market risk from changes in interest rates charged on our debt. The impact on earnings is subject to change as a result of movements in market rates. A hypothetical increase in interest rates of 100 basis points would result in potential reduction of future pre-tax earnings of approximately $2.3 million per year. Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business and other factors.

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are listed in Part IV, Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management Report on Internal Control Over Financial Reporting

Conclusion regarding the effectiveness of disclosure controls and procedures.  Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. The assessment was based on criteria established in the framework Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

EKS&H, LLLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2012, with the exception of the acquisition of Udi's, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Note Regarding Acquisition

In making our assessment of disclosure controls and procedures and of changes in internal control over financial reporting as of December 31, 2012, we have excluded the operations of Udi's. We are currently assessing the control environment of this acquired business. Our consolidated financial statements reflect Udi's results of operations from July 2, 2012 forward. Udi's net sales constituted approximately 13% of our net sales for the year ended December 31, 2012, and Udi's assets constituted approximately 20% of the Company's total assets as of December 31, 2012.

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information regarding our executive officers is provided below:

Name	Title
Stephen B. Hughes	Chairman of the Board, Chief Executive Officer and Director
Peter L. Dray	Chief Innovation Officer
Norman J. Matar	Executive Vice President, General Counsel and Corporate Secretary
Christine Sacco	Chief Financial Officer, Treasurer

Stephen B. Hughes, 58, a co-founder of Smart Balance, Inc., has been our chairman of the board, chief executive officer, and a director since our inception in May 2005. Mr. Hughes served as the sole officer and director of Hughes Consulting, Inc. from 2004 to 2007.  From 2004 to 2007, Mr. Hughes served as a director of The Cambridge Group, a leading demand strategy consulting firm headquartered in Chicago, Illinois. While with Cambridge, Mr. Hughes led or participated in securing new marketing strategy engagements with a number of major consumer packaged goods companies. From 2002 to 2004, Mr. Hughes served first as vice president of sales and then as the senior vice president of marketing and sales for White Wave Foods Company, a division of Dean Foods Company. In June 2004, Mr. Hughes was also named senior vice president of marketing and research and development for Dean Foods' newly formed White Wave division, a $1.1 billion division with brands including Silk, Horizon, International Delight, Land O'Lakes, and Marie's. Mr. Hughes holds a BA in economics and political science from Denison University and an MBA degree with a concentration in marketing and finance from the University of Chicago.   Over his career, Mr. Hughes has held a number of leadership positions in the consumer packaged goods and foods industries. His proven leadership experience and track record developing brands in the health and wellness sector make him uniquely qualified to serve in his role as Chairman of the Board and CEO.

Peter L. Dray, 56, was appointed our chief innovation officer effective as of January 1, 2012. Prior to this appointment, Mr. Dray was the Company's executive vice president of operations and product development since June 2007. Mr. Dray, a 24-year veteran of GFA Brands, Inc., has more than 35 years of food manufacturing, sales, and marketing experience, and 30 years as a senior operations executive. He developed, perfected, and now manages the outsourced manufacturing model that is the cornerstone of the Smart Balance virtual business. He has also played a central role in building the Smart Balance® brands. Prior to joining GFA, Mr. Dray played a key role in the growth of the Weight Watchers® brand. Mr. Dray is a graduate of New York University, where he earned his BS in food and nutrition. He also received his AAS in food management from the State University of New York at Delhi.

 Norman J. Matar, 59, has been our executive vice president, general counsel, and corporate secretary since January 2008. Mr. Matar comes to the Company with 30 years of private practice experience, the last 20 with Davis & Kuelthau, S.C., where he served on the board for 12 years. Mr. Matar has extensive experience handling all aspects of corporate legal work with both public and private firms including significant mergers and acquisitions experience. He was the lead attorney in the acquisition of GFA Brands, Inc. by the Company in May 2007. Throughout his 30 years in private practice, Mr. Matar obtained extensive experience in the food industry, representing a wide variety of food companies including retailers and manufacturers, as well as food companies in the industrial and foodservice segments of the industry. He played a key role in the development of Miller Park in Milwaukee. Mr. Matar attended Marquette University where he received his BA and JD.

Christine Sacco, 37, was appointed our chief financial officer effective as of January 1, 2012. Prior to this appointment, Ms. Sacco was the Company's vice president and operations controller since January 1, 2008. Ms. Sacco also served as the principal accounting officer from January 1, 2011 until March 30, 2012. Prior to joining the Company, Ms. Sacco served as vice president, treasurer, and director of financial reporting of Alpharma Inc., where she worked from October 2002 until January 2008. Alpharma Inc., formerly a public company and now a subsidiary of Pfizer Inc., provides a broad range of pharmaceutical and animal health products. Ms. Sacco is a certified public accountant and holds a BS in accounting from St. Thomas Aquinas College.

Certain information regarding our directors is provided below:

Name	Title
Stephen B. Hughes	Chairman of the Board, Chief Executive Officer and Director
R. Dean Hollis	Director
William E. Hooper	Director
Gerald J. Laber	Director
James B. Leighton	Director
James E. Lewis	Director
Thomas K. McInerney	Director

Stephen B. Hughes, 58, a co-founder of Smart Balance, Inc., has been our chairman of the board, chief executive officer, and a director since our inception in May 2005. Mr. Hughes served as the sole officer and director of Hughes Consulting, Inc. from 2004 to 2007.  From 2004 to 2007, Mr. Hughes served as a director of The Cambridge Group, a leading demand strategy consulting firm headquartered in Chicago, Illinois. While with Cambridge, Mr. Hughes led or participated in securing new marketing strategy engagements with a number of major consumer packaged goods companies. From 2002 to 2004, Mr. Hughes served first as vice president of sales and then as the senior vice president of marketing and sales for White Wave Foods Company, a division of Dean Foods Company. In June 2004, Mr. Hughes was also named senior vice president of marketing and research and development for Dean Foods' newly formed White Wave division, a $1.1 billion division with brands including Silk, Horizon, International Delight, Land O'Lakes, and Marie's. Mr. Hughes holds a BA in economics and political science from Denison University and an MBA with a concentration in marketing and finance from the University of Chicago.   Over his career, Mr. Hughes has held a number of leadership positions in the consumer packaged goods and foods industries. His proven leadership experience and track record developing brands in the health and wellness sector make him uniquely qualified to serve in his role as Chairman of the Board and CEO.

R. Dean Hollis, 52, has been a member of our Board of Directors since July 2011, and is also a member of the Audit Committee. Mr. Hollis has more than 35 years of business experience across food, retail, and consumer product companies. Currently, he is a senior advisor for Oaktree Capital Management, an $85 billion investment firm. In addition, he oversees several privately held investments and serves on several boards, including Advance Pierre Foods, Diamond Foods, Inc., and Landec Corporation. Mr. Hollis currently serves as Chair of the Advance Pierre Foods board and Chair of Landec Corporation's Compensation Committee. Until 2008, Mr. Hollis was with ConAgra Foods, Inc. where for 21 years he held many executive-level positions, including president and chief operating officer, consumer foods and international. In that role, Mr. Hollis developed and executed a worldwide business transformation strategy while overseeing the largest part of the ConAgra Foods, Inc. portfolio, including its $12 billion consumer and customer branded businesses across all channels. Prior to joining ConAgra Foods, Inc., Mr. Hollis was with the TreeSweet Companies holding management positions in both sales and marketing. He began his career in the consumer products division of Georgia-Pacific, where he spent four years advancing through a variety of sales management positions. He holds a BS in psychology from Stetson University, where he is on the Board of Directors and received the Distinguished Alumni Award in 2005. As indicated above, Mr. Hollis has held key management positions at companies in the packaged food and consumer products industries and also has considerable board experience. Drawing on these experiences in combination with his financial literacy, Mr. Hollis is an important contributor to the development of the Company's business and growth strategy and to the oversight of its corporate governance, as well as its accounting and financial reporting processes and requirements. Mr. Hollis has greatly assisted the Company in developing its strategic plan.

William E. Hooper, 76, has been a member of our Board of Directors since June 2005 and has served as our marketing coordinator since May 2007. Mr. Hooper has been a senior executive in marketing and consumer communication companies for the past 40 years. As such, Mr. Hooper has had extensive experience in developing consumer marketing and advertising programs for major national consumer food companies. Mr. Hooper was an executive for 26 years, from 1964 to 1990, including serving as president and a director of W. B. Donor & Co. one of the largest national independent advertising agencies in the United States. Mr. Hooper was principal of Hooper Consulting LLC, a marketing and communications consultancy working with large national advertisers and marketing companies heavily directed to the consumer food business from 1990 to 2000. Clients included Florida Department of Citrus, Tropicana, ConAgra, Mead Johnson, Nabisco, Celestial Seasonings, and White Wave Foods. From 2000 to September 2005, Mr. Hooper served as chairman of Trahan, Burden & Charles Inc. ("TBC"), a mid-sized national advertising agency headquartered in New York and Baltimore that provides creative, public relations, media planning and buying, and direct marketing services to a broad spectrum of corporate customers. During Mr. Hooper's tenure, ATBC's clientele included Dow Jones & Company, Nextel Communications, Vanguard Securities, Yellow Book Directories, Gaylord Hotels, The Mills Corporation, the National Security Agency and Blue Cross and Blue Shield. Mr. Hooper holds a BS in business administration from Loyola College of Maryland and has served on the board of trustees of the Loyola College of Maryland, the National Aquarium, and the St. Joseph's Medical Center in Baltimore. He was also a member of the U.S. Army Reserve Military Police Corps from 1958 to 1966. Mr.

Hooper has had significant experience in marketing, advertising, operations, and manufacturing over his career that uniquely positions him to contribute to the development of strategies that will promote new products and brand recognition in furtherance of the Company's growth strategy, and, generally, to provide valuable insight to the board in key areas affecting the Company.

Gerald J. “Bud” Laber, 69, has been a member of our Board of Directors since June 2005. He is a member of our Governance and Nominating Committee and chairs both our Compensation Committee and our Audit Committee. Mr. Laber has been a private investor since 2000, when he retired after 33 years of service with Arthur Andersen. Mr. Laber was an audit partner with Arthur Andersen from 1980 to 2000, and, with the exception of a leave for military service from 1966 through 1968, was employed by Arthur Andersen from 1965 until retiring in 2000. Mr. Laber is a certified public accountant and is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Mr. Laber is a member of the program committee of the Colorado Chapter of the National Association of Corporate Directors. Currently, Mr. Laber is: (i) on the Board of Directors and Chair of the Audit Committee of Scott's Liquid Gold since February 2004; (ii) on the Board of Directors and Chair of the Audit Committee and member of the Compensation Committee of Allied Motion Technologies, Inc. since November 2010, and (iii) was on the board of directors and served as chair of the audit committee of two companies that are no longer public reporting companies. He served as president of The Catholic Foundation of Northern Colorado from January 2008 until November 2012. Formerly, Mr. Laber (i) served on the Board of Directors and as Chair of the Audit Committee of Spectralink Corporation from April 2004 to March 2007, and (ii) served on the Board of Directors and Audit Committee of Applied Films Corporation from July 2004 to July 2007 (Audit Chair from October 2005 to July 2007). Each of these companies is, or was, publicly traded. Mr. Laber holds a BSBA in accounting from the University of South Dakota and is a member of the board of trustees of the University of South Dakota Foundation. As a result of these professional and other experiences, Mr. Laber is able to provide key assistance to the Board and its Audit Committee in overseeing the Company's accounting and financial reporting responsibilities.

James B. Leighton, 56, has been a member of our Board of Directors since August 2007 and our independent lead director since September 2011. Mr. Leighton is a member of the Audit Committee, the Compensation Committee, the Finance Committee, and serves as the Chairman of our Governance and Nominating Committee. From 2006 to 2009, Mr. Leighton served as the senior vice president of operations and supply chain and is currently president of the retail division of Perdue Foods, a large privately-held food and protein company. From 2002 to 2006, Mr. Leighton served as the senior vice president of operations of ConAgra Foods, Inc., one of the largest food companies in the United States. He has also held senior level management and executive positions with Celestial Seasonings, The Hain-Celestial Group, and Nabisco. He was founder and CEO of National Health Management Inc. Mr. Leighton holds a BA in business administration and industrial relations from the University of Iowa and an MBA from Keller Graduate School of Management, where he also taught graduate students Leadership and Organizational Behavior. Mr. Leighton serves on the non-profit Foundation and Corporation Boards for Atlantic General Hospital and is the creator and author of FIT - Unleashing the Power of Fully Integrated Teams. Mr. Leighton's entrepreneurial, operations, general management and manufacturing experience within foodservice, retail, and international channels provides him with a broad perspective on our Company's operations and allows him to be a key contributor to the Board's oversight of the Company's business. In addition, Mr. Leighton's extensive experience with commodity supply businesses serves as an important resource to the Board, and Mr. Leighton has greatly assisted the Company in developing its strategic plan.

James E. Lewis, 63, has been a director of the Company since inception in May 2005 and served as our vice chairman until May 14, 2007. He is Chairman of the Finance Committee. Mr. Lewis has more than 40 years of financial and business experience in the mining, commodity trading, financial services, and food industries. For the last 20 years, he has been an entrepreneur in these industries and has been actively involved in starting, buying, building, operating, managing, financing (including IPOs), selling, merging, restructuring, consolidating and liquidating companies. Before that, Mr. Lewis held various executive financial positions in the coal and uranium mining industry and was in public accounting with Arthur Andersen. Mr. Lewis is a certified public accountant and is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. He holds a BBA in accounting from Texas Tech University. Mr. Lewis' extensive entrepreneurial experience in various industries provides a unique perspective and contribution to our Board of Directors. In addition, Mr. Lewis has a strong background in both accounting and the food industry, as well as significant experience in finance, capital markets, and mergers and acquisitions, which provide Mr. Lewis with a unique ability to contribute to our Board of Directors.

Thomas K. McInerney, 66, has been a member of our Board of Directors since July 2011, and is a member of the Finance, Compensation, and Governance and Nominating Committees. Mr. McInerney has more than 25 years of business experience in the beverage industry, across management, sales, marketing, and finance. Since 1996, Mr. McInerney has been a managing partner of Lindsey & Company, an executive search firm. Previously, he was vice president and general manager of the largest division of Tropicana Dole North America. Mr. McInerney was also the executive vice president of marketing for the House of Seagram, the U.S. spirits affiliate of Joseph E. Seagram and Sons, Inc. Mr. McInerney was employed by the Seagram Corporation for 20 years. He began his career with National Distillers and Chemical Corporation where he held a number of sales, market research, and product management assignments. Mr. McInerney is a former Board member of 6 Figure Jobs.com, the National Advertising

Review Board, the Traffic Audit Bureau, and the Association of National Advertisers. He holds a BA in political science from Villanova and served as a Marine officer in Vietnam. Mr. McInerney's significant experience in all aspects of the consumer goods industry makes him an indispensable resource to the Board and management. In addition, Mr. McInerney's experience as an executive search consultant provides the company with expertise in the identification, assessment, and selection of executive talent, as well as expertise with compensation-related issues.

The Company has adopted a code of business conduct and ethics applicable to the Company's officers (including the Company's principal executive officer and principal financial officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on the Company's website. In the event that we amend or waive any of the provisions of the code of business conduct and ethics applicable to our principal executive officer or principal financial officer that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on the Company's website at www.boulderbrands.com.

Other information concerning our directors, executive officers and corporate governance is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2013 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A on or before April 30, 2013. Information concerning our executive officers is incorporated by reference pursuant to Instruction G of Form 10-K from “Executive Officers of the Registrant”, in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2013 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A on or before April 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2013 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A on or before April 30, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

    Information concerning certain relationships and related transactions and director independence is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2013 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A on or before April 30, 2013.

Item 14. Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2013 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A on or before April 30, 2013.

PART IV
Item 15. Exhibits; Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules. Boulder Brand's 2012 financial statements, together with the report of EKS&H, LLLP, are listed on the index preceding the financial statements at the end of this report. The schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

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

2.2	First Amendment to the Membership Interest Purchase Agreement, dated as of June 29, 2012, by and between Smart Balance, Inc. and Hubson Acquisition, LLC (2)
3.1	Restated Certificate of Incorporation of Smart Balance, Inc. (3)
3.2	Amended and Restated Bylaws of Smart Balance, Inc. (4)
3.3	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on December 18, 2012, effective as of December 31, 2012 at 11:59 p.m. Eastern Standard Time (5)
4	Specimen Common Stock Certificate of Smart Balance, Inc. (6)
10.1
Credit Agreement, dated as of July 2, 2012, by and among GFA Brands, Inc., Glutino USA, Inc., UHF Acquisition Corp. and Udi's Healthy Foods, LLC, as borrowers, Smart Balance, Inc., as a guarantor, the other guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of Montreal, as administrative agent (7)

10.2	Letter of Understanding by and between GFA Brands, Inc. and Kagome Creative Foods, Inc., dated as of March 5, 2010 (8)
10.3	License Agreement, dated as of June 18, 1996, by and between Brandeis University and GFA Brands, Inc. (9)
10.4	Amended and Restated Manufacturing Agreement, effective as of January 1, 2011, by and between GFA Brands, Inc. and Ventura Foods, LLC (10)
10.5	Manufacturing Agreement, dated as of February 23, 2011, by and between GFA Brands, Inc. and Kagome Creative Foods, LLC (11)
10.6	Second Amended and Restated Stock and Awards Plan (12)*
10.7	Form of Stock Option Award Agreement (13)*
10.8	Amended Form of Stock Option Agreement (14)*
10.9	Form of Restricted Stock Unit Grant Notice and Agreement (15)*
10.10	Form of Time Stock Option Grant Notice and Agreement (16)*
10.11	Amended and Restated Inducement Award Plan (17)*
10.12	2012 Inducement Award Plan (18)
10.13	Form of Severance Agreement (19)*
10.14	Form of Amended and Restated Change of Control Agreement (20)*
10.15	Amended and Restated Financial Performance Incentive Program (21)*
10.16	Separation Agreement and Release, dated January 20, 2012, by and between Smart Balance, Inc. and Alan Gever (22)*
10.17	Separation Agreement and Release, dated September 27, 2012, by and between Smart Balance, Inc. and Terrence Schulke (23)*
10.18	Smart Balance, Inc. Deferred Compensation Plan (24)
21	Subsidiaries
23	Consent of EKS&H, LLLP
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (25)
101.SCH	XBRL Taxonomy Extension Schema Document (25)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (25)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (25)
101.LAB	XBRL Taxonomy Label Linkbase Document (25)
101.PRE	XBRL Extension Presentation Linkbase Document (25)

(1)	Incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed with the SEC on July 2, 2012.

(2)	Incorporated by reference to Exhibit 2.2 to our current report on Form 8-K filed with the SEC on July 2, 2012.

(3)	Incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on May 25, 2007.

(4)	Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on September 29, 2011.

(5)	Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on January 3, 2013.

(6)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our registration statement on Form S-1 filed with the SEC on August 26, 2005.

(7)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 2, 2012.

(8)	Incorporated by reference to Exhibit 10.2 to our current report on Form 10-K filed with the SEC on March 10, 2010.

(9)	Incorporated by reference to Exhibit 10.45 to our current report on Form 8-K filed with the SEC on May 25, 2007.

(10)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on April 29, 2011. Confidential information has been omitted and has been filed separately with the SEC.

(11)	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on April 29, 2011. Confidential information has been omitted and has been filed separately with the SEC.

(12)	Incorporated by reference to Exhibit (d)(1) to the Tender Offer Statement on Schedule TO filed by us with the SEC on February 18, 2011.

(13)	Incorporated by reference to Exhibit 10.47 to our current report on Form 8-K filed with the SEC on May 25, 2007.

(14)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on November 6, 2008.

(15)	Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on January 6, 2012.

(16)	Incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed with the SEC on January 6, 2012.

(17)	Incorporated by reference to Exhibit (d)(2) to the Tender Offer Statement on Schedule TO filed by us with the SEC on February 18, 2011.

(18)	Incorporated by reference to Exhibit 1.01 to the Form S-8 filed with the SEC on November 7, 2011.

(19)	Incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed with the SEC on January 6, 2012.

(20)	Incorporated by reference to Exhibit 10.8 to our annual report on Form 10-K filed with the SEC on February 24, 2011.

(21)	Incorporated by reference to Exhibit 10.9 to our annual report on Form 10-K filed with the SEC on February 24, 2011.

(22)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on January 20, 2012.

(23)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on October 2, 2012.

(24)	Incorporated by reference to Exhibit 10.16 to our annual report on Form 10-K filed with the SEC on March 6, 2012.

(25)
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

*	Management remuneration agreements.

In reviewing the agreements included as exhibits to this report, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. Some of the agreements may contain representations and warranties by the parties to the applicable agreement. To the extent that any agreement contains representations and warranties, such representations and warranties have been made solely for the benefit of the other parties to the applicable agreement.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 28th day of February, 2013.

BOULDER BRANDS, INC.
By: /s/ Stephen B. Hughes Stephen B. Hughes Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date
/s/ Stephen B. Hughes Stephen B. Hughes	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013
/s/ Christine Sacco Christine Sacco	Chief Financial Officer (Principal Financial Officer)	February 28, 2013
/s/ Christina Calabrese Christina Calabrese	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2013
/s/ Dean Hollis Dean Hollis	Director	February 28, 2013
/s/ William E. Hooper William E. Hooper	Director	February 28, 2013
/s/ Gerald J. Laber Gerald J. Laber	Director	February 28, 2013
/s/ James B. Leighton James B. Leighton	Director	February 28, 2013
/s/ James E. Lewis James E. Lewis	Director	February 28, 2013
/s/ Thomas K. McInerney Thomas K. McInerney	Director	February 28, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Boulder Brands Inc. and Subsidiaries
Paramus, New Jersey

We have audited the accompanying consolidated balance sheets of Boulder Brands Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boulder Brands Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Boulder Brands Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2013, expressed an unqualified opinion.

EKS&H, LLLP
Denver, Colorado February 28, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Boulder Brands Inc. and Subsidiaries
Paramus, New Jersey

We have audited Boulder Brands Inc. and Subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Udi's Healthy Foods, LLC (“Udi's”), which was acquired on July 2, 2012, and whose financial statements constitute 20% of total assets and 13% of net sales of the consolidated financial amounts of the Company as of and for the year ended December 31, 2012. Accordingly, our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting at Udi's. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control over financial reporting based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Boulder Brands Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Boulder Brands Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion.

EKS&H, LLLP
Denver Colorado February 28, 2013

BOULDER BRANDS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash	$11,509	$7,959
Accounts receivable, net of allowance of: $656 (2012) and $343 (2011)	30,323	20,030
Accounts receivable – other	3,277	1,124
Inventories	25,292	15,698
Prepaid taxes	3,206	981
Prepaid expenses and other assets	1,776	2,149
Deferred tax asset	6,201	5,299
Total current assets	81,584	53,240
Property and equipment, net	31,195	13,804
Other assets:
Goodwill	322,191	266,598
Intangible assets, net	233,691	183,822
Deferred costs, net	11,545	2,690
Other assets	1,748	1,478
Total other assets	569,175	454,588
Total assets	$681,954	$521,632
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$60,592	$40,358
Income taxes payable	110	217
Current portion of long-term debt	2,425	9,150
Total current liabilities	63,127	49,725
Long-term debt	230,490	93,815
Deferred tax liability	48,867	51,474
Contract payable	2,750	4,125
Other liabilities	1,232	877
Total liabilities	346,466	200,016

Commitment and contingencies
Stockholders’ equity:
Common stock, $.0001 par value, 250,000,000 shares authorized; 63,194,629 and 62,630,683 issued in 2012 and 2011, respectively, and 59,503,966 and 58,940,020 outstanding in 2012 and 2011, respectively	6	6
Additional paid in capital	548,470	539,432
Accumulated deficit	(196,764)	(200,967)
Accumulated other comprehensive loss, net of taxes	(629)	(1,260)
Treasury stock, at cost (3,690,663 shares)	(15,595)	(15,595)
Total stockholders’ equity	335,488	321,616
Total liabilities and stockholders’ equity	$681,954	$521,632

See accompanying notes to the consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data)

	Years Ended December 31,
	2012	2011	2010
Net sales	$369,645	$274,337	$241,967
Cost of goods sold	210,752	151,198	125,131
Gross profit	158,893	123,139	116,836

Operating expenses:
Marketing	32,316	26,606	40,155
Selling	30,689	23,208	19,769
General and administrative	65,508	45,562	40,270
Restructuring, acquisition and integration-related costs	7,638	4,086	4,133
Goodwill impairment	—	—	130,000
Total operating expenses	136,151	99,462	234,327
Operating income (loss)	22,742	23,677	(117,491)

Other income (expense):
Interest expense	(15,046)	(3,612)	(3,598)
Other income (expense), net	231	767	(266)
Total other (expense)	(14,815)	(2,845)	(3,864)
Income (loss) before income taxes	7,927	20,832	(121,355)
Provision for income taxes	3,724	11,172	6,806
Net income (loss)	$4,203	$9,660	$(128,161)

Earnings (loss) per share:
Basic	$0.07	$0.16	$(2.08)
Diluted	$0.07	$0.16	$(2.08)

Weighted average shares outstanding:
Basic	59,133,992	59,256,228	61,665,824
Diluted	60,765,876	59,284,978	61,665,824

Net income (loss)	$4,203	$9,660	$(128,161)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	631	(1,260)	—
Other comprehensive income (loss)	631	(1,260)	—
Comprehensive income (loss)	$4,834	$8,400	$(128,161)

See accompanying notes to the consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$4,203	$9,660	$(128,161)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangibles	13,451	7,786	5,227
Amortization and write-off of deferred financing costs	4,078	602	665
Deferred income taxes	(6,137)	(1,529)	(1,518)
Excess tax benefit from stock-based payment arrangements	(2,204)	—	—
Stock-based compensation	11,513	4,864	11,101
Goodwill impairment	—	—	130,000
Changes in assets and liabilities:
Accounts receivable	(4,016)	(1,722)	(990)
Income tax receivable	—	—	1,131
Inventories	(2,660)	10	(2,108)
Prepaid expenses and other assets	(1,078)	1,287	1,041
Prepaid taxes	(17)	(787)	—
Accounts payable and accrued expenses	10,478	9,042	1,480
Net cash provided by operating activities	27,611	29,213	17,868
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	(126,910)	(66,112)	(2,000)
Purchase of property and equipment	(8,032)	(4,771)	(1,348)
Patent/trademark defense costs	(4,387)	(1,139)	(106)
Net cash (used in) investing activities	(139,329)	(72,022)	(3,454)
Cash flows from financing activities
Proceeds from issuance of long-term debt	250,651	68,084	9,000
Repayment of debt	(122,201)	(14,129)	(16,643)
Payments for loan costs	(12,933)	(1,825)	(21)
Excess tax benefit from stock-based payment arrangements	2,204	—	—
Shares withheld for payment of employee payroll taxes	(2,475)	—	—
Purchase of treasury stock	—	(5,147)	(10,448)
Net cash provided by (used in) financing activities	115,246	46,983	(18,112)
Effects of exchange rate changes on cash	22	(55)	—
Net increase (decrease) in cash	3,550	4,119	(3,698)
Cash – Beginning of year	7,959	3,840	7,538
Cash – End of year	$11,509	$7,959	$3,840

See accompanying notes to the consolidated financial statements

	Years Ended December 31,
	2012	2011	2010
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$10,098	$13,765	$6,245
Interest	$10,796	$2,759	$3,132

Summary of non-cash activity:

In 2010, in connection with the acquisition of Bestlife, the Company acquired certain business assets for a purchase price of $7,500, of which $2,000 was paid upon closing. Of the remaining $5,500 which was classified as a contract payable, the current portion of $1,375 is included in accrued expenses and the remainder is included within long-term liabilities and is being paid down in installments of $1,375 per year. The related purchase price was allocated as follows:

Inventory	$28
Property and equipment	545
Total net tangible assets	573
Identifiable intangible assets:
Subscription database	2,900
Goodwill	4,027
Total purchase price allocation	$7,500

See accompanying notes to the consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES

Statement of Changes in Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	62,630,683	$6	—	$—	$523,467	$(82,466)	$—	$441,007
Stock compensation expense	—	—	—	—	11,101	—	—	11,101
Purchase of treasury stock	(2,630,851)		2,630,851	(10,448)	—	—	—	(10,448)
Net loss	—	—	—	—	—	(128,161)	—	(128,161)
Balance at December 31, 2010	59,999,832	6	2,630,851	(10,448)	534,568	(210,627)	—	313,499
Stock compensation expense	—	—	—	—	4,864	—	—	4,864
Purchase of treasury stock	(1,059,812)	—	1,059,812	(5,147)	—	—	—	(5,147)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,260)	(1,260)
Net income	—	—	—	—	—	9,660	—	9,660
Balance at December 31, 2011	58,940,020	6	3,690,663	(15,595)	539,432	(200,967)	(1,260)	321,616
Stock compensation expense	—	—	—	—	11,513	—	—	11,513
Taxes paid on stock option exercise	—	—	—	—	(2,475)	—	—	(2,475)
Stock issued with stock option exercise/restricted stock unit vesting	563,946	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	631	631
Net income	—	—	—	—	—	4,203	—	4,203
Balance at December 31, 2012	59,503,966	$6	3,690,663	$(15,595)	$548,470	$(196,764)	$(629)	$335,488

See accompanying notes to the consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(in thousands except shares and per share)

1. Background

We were incorporated in Delaware on May 31, 2005 under the name Boulder Specialty Brands, Inc. in order to serve as a vehicle for the acquisition of a then-unidentified operating business and/or brand in the consumer food and beverage industry.

On May 21, 2007, we completed a merger with GFA Brands, Inc., or “GFA,” which owned and marketed the Smart Balance® line of products, among others. GFA became our wholly-owned subsidiary and is currently one of our operating entities. After the merger, the Boulder Specialty Brands, Inc. corporate name was changed to Smart Balance, Inc. Pursuant to the merger agreement with GFA, we paid an aggregate of $491.0 million in cash as merger consideration. The cash consideration for the merger was funded with cash from our December 2005 initial public offering, the proceeds of a private placement and secured debt financings.

On August 3, 2011, we acquired Glutino Food Group, or “Glutino.” In the acquisition, Glutino became our wholly-owned subsidiary and is currently one of our operating entities. Pursuant to the share purchase agreement for the Glutino acquisition, we paid an aggregate of $66.3 million in cash consideration. The cash consideration for the merger was funded with borrowings under our revolving credit facility.

On July 2, 2012, we acquired Udi's Healthy Foods, LLC, or “Udi's.” Total cash consideration was $126.9 million. The acquisition, as well as the refinancing of existing outstanding debt, was financed with the proceeds of a new $280.0 million senior secured credit facility.

On December 31, 2012, the Smart Balance, Inc. corporate name was changed to Boulder Brands, Inc. (“Boulder Brands” or the “Company”). "We," "us" and "our" mean Boulder Brands, Inc. and its consolidated subsidiaries.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Boulder Brands, Inc. and all of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or “GAAP,” requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ materially from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to current reporting. These reclassifications had no effect on reported net income, total assets, or net cash flows.

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs represent restructuring charges and external costs related to acquired businesses and integrating those acquired businesses.  Acquisition and integration-related costs primarily include expenditures for legal, accounting, consulting and integration of systems and processes.

Cash and cash equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2012 and 2011, we did not have any cash equivalents.

Accounts receivable

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

Accounts receivable are carried at original invoice amount less allowances for cash discounts and doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Bad debt expense was not material to us for the years ended December 31, 2012, 2011 and 2010. Recoveries of receivables previously written off are recorded when received. We do not charge interest on past due receivables.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of finished goods and raw materials.

Property and equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from 2 to 14 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the improvement. Depreciation of construction in progress begins once the assets are placed in service. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance of these assets may not be recoverable. When deemed necessary, we complete this evaluation by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of amortizable long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values.

Goodwill

Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that impairment may have occurred. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Otherwise, the impairment analysis for goodwill includes a comparison of our carrying value (including goodwill) to our estimated fair value. If the fair value does not exceed the carrying value, then an additional analysis would be performed to allocate the fair value to all of our assets and liabilities as if it had been acquired in a business combination and the fair value was our purchase price. If the excess of the fair value of our identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference. At June 30, 2010 we concluded that our estimated fair value was less than the carrying value of the recorded goodwill, and, accordingly, we recorded an impairment loss of $130.0 million. At June 30, 2012, we performed our annual assessment of fair value and concluded that there was no impairment related to our goodwill.

Intangible assets

Other intangible assets are comprised of both definite and indefinite-lived intangible assets. Indefinite-lived intangible assets are not amortized. We have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Otherwise, indefinite-lived intangible assets are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. In assessing the recoverability of indefinite-lived intangible assets, we must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.

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

We have determined that our Smart Balance®, Earth Balance®, Glutino® and Udi's® trademarks have indefinite lives and these assets are not being amortized. We have performed our annual assessment of the Company’s indefinite-lived intangible assets for impairment at June 30, 2012 and determined there was no impairment. Certain other assets acquired, primarily patent technology, have been determined to have definite lives ranging from 3 to 15 years and their costs are being amortized over their expected lives.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

We generally expense legal and related costs incurred in defending or protecting our intellectual property unless it can be established that such costs have added economic value to the business enterprise, in which case we capitalize the costs incurred as part of intangible assets. The primary consideration in making the determination of whether to capitalize the costs is whether or not we can prove that we have been successful in defending ourselves against such intellectual property challenges. The second consideration for capitalization is whether such costs have, in fact, increased the economic value of our intellectual property. Legal costs that do not meet the considerations described above are expensed as incurred. Recovery of legal expenses as part of a settlement agreement will be recorded as a reduction of capitalized legal fees if previously capitalized with any excess recorded as income.

Foreign Currency Translation

Assets and liabilities of our foreign subsidiary are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year.  The related translation adjustments are reflected in “Accumulated other comprehensive loss, net of taxes” in the equity section of our balance sheet.  Foreign currency gains and losses resulting from transactions are included in earnings in “Other income (expense).”

Accumulated Other Comprehensive Income (Loss)

            Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments which are included in the Consolidated Statements of Operations and Comprehensive Income (Loss). Taxes are provided on the foreign currency translation gains and losses and on the unremitted earnings of the foreign subsidiary, if any. As of December 31, 2012, we recorded a deferred tax asset of $416 related to cumulative currency translation losses.

Shipping and handling costs

Shipping and handling costs to external customers for 2012, 2011 and 2010 were approximately $22,317, $17,306 and $15,900 respectively, and were included in selling expense. Internal shipping and handling costs are capitalized within inventory and recognized within costs of goods sold in the consolidated statements of operations when related products are sold to external customers.

Deferred compensation plan

We have a deferred compensation plan which is funded by whole life insurance in which employee participants elect to defer a certain portion of their base salary and/or bonus. The participant’s cash deferrals earn a return based on the participant’s investment in several investment options.

During 2012, the plan assets were less than the liability by approximately $24 due to slightly lower returns on plan assets and the up-front cost of life insurance and thus compensation expense was increased by this amount. The total of participant deferrals, which is reflected in other liabilities, were $1,232 and $717 at December 31, 2012 and 2011, respectively. The increase in the liability was due to additional participant deferrals and investment gains, partially offset by distributions to certain participants who are no longer with the Company. The assets in the plan declined by a similar amount.

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

We offer our customers and consumers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and advertising; such amounts are estimated and recorded as a reduction in revenue. We sell products to customers without a right of return, and are not obligated to accept any returns.

Research and development

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

Research and development expenses are charged to operations when incurred and amounted to $974, $767 and $600 for 2012, 2011 and 2010, respectively.

Derivative instruments

    We use derivative financial instruments, principally commodity exchange contracts, to manage risks from fluctuations in commodity costs. Derivative financial instruments are not used for the purpose of creating speculative positions or for trading purposes. Related contracts are recorded in the balance sheet at fair value using market prices and rates prevailing at the balance sheet date obtained from independent exchanges. Changes in the fair value are recognized through earnings in the period in which they occur and are recorded as a component of other income (expense). Contracts are generally entered into having maturities of no more than twelve months.

Income taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

We record a liability for all tax positions if it is not “more likely than not” that the position is sustainable based on its technical merits.

Advertising

Advertising costs are charged to operations (marketing) when incurred and amounted to $15,261, $14,738 and $25,868 for 2012, 2011 and 2010, respectively. We expense the cost of production for commercials when the commercial is first run. As of December 31, 2012 and December 31, 2011, there was no prepaid recorded for commercials that had not yet run.

Stock-based compensation

We record share-based compensation in accordance with ASC Topic 718, “Compensation —  Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.

Concentration of credit risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. We maintain the majority of our cash and cash equivalents in the form of demand deposits with financial institutions that management believes are creditworthy. At December 31, 2012, the cash balances in the U.S. institutions were insured in full by the Federal Deposit Insurance Corporation. Cash balances in Canada were insured, up to $100, by the Canada Deposit Insurance Corporation. At December 31, 2012, we had cash of $499 in Canadian dollars. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base. We have one customer that accounted for approximately 15% of sales for 2012, 18% in 2011 and 17% in 2010. The aggregate accounts receivable from this customer amounted to approximately 13% of the accounts receivable balance outstanding at December 31, 2012, 17% in 2011 and 21% in 2010. We also have one product, “spreads,” which accounted for 49% of total revenue for the year ended December 31, 2012, 66% in 2011 and 72% in 2010. Approximately 47%, 64% and 74% of our revenues for 2012, 2011 and 2010, respectively, came from products utilizing licenses from Brandeis University.

Recently issued accounting pronouncements

In July 2012, the Financial Accounting Standards Board updated the guidance within Accounting Standards Codification 350, “Intangibles - Goodwill and Other.” This amended standard now permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is determined that it is more likely than not that the fair value is more than its carrying value, then the requirement to perform quantitative impairment testing, as outlined in the previously issued standards, is eliminated. The updated guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect this update to significantly impact our consolidated financial statements.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

3. Acquisitions

On August 3, 2011, we acquired Glutino Food Group, or "Glutino," for total consideration of $66,319. Glutino is a leading manufacturer and marketer of innovative, premium-priced, gluten-free foods sold under the Glutino® and Gluten-Free Pantry® brands. Glutino offers a wide range of shelf-stable and frozen gluten-free products, including snack foods, frozen baked goods, frozen entrees and baking mixes throughout North America. The gluten-free market is complementary with our corporate vision of creating a health and wellness innovation platform that builds brands targeted at highly motivated consumer needs.

On July 2, 2012, we acquired Udi's from its majority unit holder, Hubson Acquisition, LLC, an affiliate of E&A Industries based in Indianapolis, IN, the family of founder Ehud Baron, and other minority unit holders. Total cash consideration was $126,910. The acquisition, as well as the refinancing of existing outstanding debt, was financed with the proceeds of a new $280,000 senior secured credit facility. Based in Denver, Colorado, Udi's markets gluten-free products under the “Udi's Gluten Free Foods” brand in the retail market, and since mid-2011, food service channels. Udi's is a leading brand in gluten-free bread and baked goods. In addition, Udi's markets other gluten-free products including frozen pizza and granola.

We accounted for both acquisitions pursuant to ASC No. 805, “Business Combinations.” Accordingly, we recorded net assets acquired and liabilities assumed at their fair values.

The purchase price allocation for the Udi's acquisition is subject to further adjustment upon finalization of the opening balance sheet. The following summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

Accounts receivable	$6,241
Accounts receivable - other	43
Inventories	6,837
Prepaid expenses and other assets	729
Property and equipment	13,213
Other assets	61
Intangible assets	54,400
Goodwill	55,351
Accounts payable, accrued expenses and other liabilities	(9,965)
Total	$126,910

Other intangible assets acquired and their amortization periods are as follows:

	Useful life (in years)	Fair value
Customer relationships	12	$28,000
Trademarks/tradenames	Indefinite	22,000
Proprietary recipes	6	4,000
Non-compete agreement	3	400
Total		$54,400

The goodwill associated with Udi's is a result of acquiring and retaining workforces and expected synergies from integrating their operations into ours. All such goodwill recognized as part of the Udi's acquisition is reported in the Natural segment. All goodwill recorded as a result of the Udi's acquisition is expected to be deductible for tax purposes.
Udi's contributed net sales of $47,006 and a loss before income taxes of $61 to the Company for the period from July 2, 2012 to December 31, 2012. The following unaudited pro forma financial information presents our combined results as though both acquisitions (Glutino and Udi's) occurred on January 1, 2011.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

	Years Ended December 31,
	2012	2011
Net sales	$410,613	$358,686
Net income	8,968	4,048
Basic and diluted earnings per share	$0.15	$0.07

The pro forma amounts have been calculated after applying our accounting policies.  Included in the pro forma results is the interest expense and amortization of deferred financing costs associated with the new debt incurred in connection with the acquisition of Udi's, a one-time charge to reflect the estimated fair value of finished goods acquired, the depreciation expense of the fair value of property and equipment and the amortization expense of the fair value of the finite-lived intangible assets, as though the acquisitions had been consummated as of January 1, 2011.

The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the period indicated nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any potential net sales enhancements or operating efficiencies that could result from the acquisition.

4. Financial Instruments

Our financial instruments consist of cash and cash equivalents, short term trade receivables, payables, note payables, accrued expenses and derivative instruments. The carrying value of cash and cash equivalents, short term receivables and payables and accrued expenses approximate fair value because of their short maturities. Our debt bears interest at a variable interest rate plus an applicable margin and, therefore, approximates fair value.  We measure fair value based on authoritative accounting guidance for “Fair Value Measurements,” which requires a three-tier fair value hierarchy that prioritizes inputs to measure fair value.  These tiers include:  Level 1, defined as inputs such as unadjusted quoted prices in an active market for identical assets or liabilities; Level 2, defined as inputs other than quoted market prices in active markets that are either directly or indirectly observable; or Level 3, defined as unobservable inputs for use when little or no market value exists therefore requiring an entity to develop its own assumptions.   When available, we use quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, we measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters.

The following table presents assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date (1)
	December 31, 2012	December 31, 2011
Assets:
Deferred compensation (2)	$1,208	$680
Derivative assets (3)	474	173
Total assets	$1,682	$853

Liabilities:
Deferred compensation (2)	$1,232	$717
Total liabilities	$1,232	$717

(1) All fair value measurements were based upon significant other observable inputs (Level 2).
(2) Deferred compensation assets are recorded in "Other assets" and deferred compensation liabilities are recorded in "Other liabilities" in the Consolidated Balance Sheets.
(3) Derivative assets are recorded in "Accounts receivable - other."

We use derivative financial instruments, principally commodity exchange contracts, to manage risks from fluctuations in commodity costs. Derivative financial instruments are not used for the purpose of creating speculative positions or for trading purposes. Related contracts are recorded in the balance sheet at fair value using market prices and rates prevailing at the balance sheet date obtained from independent exchanges. Changes in the fair value are recognized through earnings in the period in which they occur in "Other income (expense)" in the Consolidated Statement of Income and Comprehensive Income. Amounts recognized were gains of $563 and $832 for the years ended December 31, 2012 and December 31, 2011, respectively. As of December 31,

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

2012, we had in place commodity exchange contracts to hedge future milk and vegetable oil purchases totaling 38.6 million pounds and 16.9 million pounds, respectively. Contracts are entered into having maturities of generally no more than twelve months.

5. Inventory

Inventories consist of the following:

	December 31, 2012	December 31, 2011
Finished product	$17,392	$14,589
Raw materials	7,900	1,109
Total	$25,292	$15,698

6. Property and Equipment

Property and equipment consist of the following:

	December 31, 2012	December 31, 2011
Software development costs	$6,618	$6,089
Machinery and equipment	23,493	7,487
Furniture and fixtures	1,337	1,198
Leasehold improvements	8,047	666
Gross assets	39,495	15,440
Less: Accumulated depreciation	(8,300)	(4,399)
Construction in progress	—	2,763
Property and equipment, net	$31,195	$13,804

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 were $4,143, $1,941 and $1,149, respectively.

7. Goodwill and Intangible Assets

The following summarizes the changes in the Company's goodwill, by segment:

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

	Smart Balance	Natural	Total
Goodwill	$301,557	$95,041	$396,598
Accumulated impairment loss	(130,000)	—	(130,000)
Balance as of January 1, 2012	171,557	95,041	266,598
Goodwill acquired during the year	—	55,351	55,351
Translation adjustments		242	242
Balance as of December 31, 2012	$171,557	$150,634	$322,191

	Smart Balance	Natural	Total
Goodwill	$301,557	$77,355	$378,912
Accumulated impairment loss	(130,000)	—	(130,000)
Balance as of January 1, 2011	171,557	77,355	248,912
Goodwill acquired during the year	—	18,189	18,189
Translation adjustments	—	(503)	(503)
Balance as of December 31, 2011	$171,557	$95,041	$266,598

In 2010, we recorded non-cash impairment charges of $130 million related to our goodwill in the Smart Balance segment.

Intangible assets, net consisted of the following major classes as of December 31, 2012:

	Gross Carrying Amount	Accumulated Amortization	Translation Adjustments	Net Carrying Value
Patent technology	$44,793	$(22,974)	$—	$21,819
Proprietary recipes	4,000	(334)	—	3,666
Non-compete agreement	400	(66)	—	334
Supply relationships	1,000	(380)	—	620
Customer relationships	53,961	(4,840)	(625)	48,496
Subscription database	2,900	(1,160)	—	1,740
Trademarks	157,178	(162)	—	157,016
Total intangible assets, net	$264,232	$(29,916)	$(625)	$233,691

Intangible assets, net consisted of the following major classes as of December 31, 2011:

	Gross Carrying Amount	Accumulated Amortization	Translation Adjustments	Net Carrying Value
Patent technology	$40,797	$(18,575)	$—	$22,222
Supply relationships	1,000	(313)	—	687
Customer relationships	25,963	(1,054)	(1,054)	23,855
Subscription database	2,900	(580)	—	2,320
Trademarks	134,786	(48)	—	134,738
Total intangible assets, net	$205,446	$(20,570)	$(1,054)	$183,822

As of December 31, 2012 and December 31, 2011, the total carrying amount of indefinite-lived intangible assets included in the tables above under trademarks was $156,036 and $133,645, respectively.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

Amortization expense was $9,308, $5,845 and $4,078 for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively.  Based on our amortizable intangible assets as of December 31, 2012, amortization expense is expected to range from approximately $7,500 to $12,000 for each of the next five fiscal years.

8. Restructurings and Other Actions

As part of continuing efforts to increase efficiency and effectiveness and position us for success, we undertook two organizational restructurings in 2010, reducing our total number of employees by approximately 12%. In 2011, we undertook an additional organizational restructuring. In 2012, in connection with the acquisition of Udi's and establishment of two reportable operating segments, we eliminated the role of our President and Chief Operating Officer, and two other positions, further streamlining our management team. Restructuring charges are included in "Restructuring, acquisition and integration-related costs" in the Consolidated Statement of Income (Loss) and Comprehensive Income (Loss).

The following table sets forth the activity affecting the restructuring accrual:

	Severance	Other Closure and Exit Costs	Total
Balance as of December 31, 2010	$2,925	$341	$3,266
Charges incurred	1,469		1,469
Cash payments	(2,052)	(121)	(2,173)
Balance as of December 31, 2011	2,342	220	2,562
Charges incurred	2,504	87	2,591
Cash payments	(2,559)	(147)	(2,706)
Adjustments	(176)	8	(168)
Balance as of December 31, 2012	$2,111	$168	$2,279

The accrued restructuring costs as of December 31, 2012 and 2011 of $2,279 and $2,562, respectively, are reflected in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets. The liabilities for other closure and exit costs primarily relate to contractually required lease obligations and other contractually committed costs associated with abandoned office space.  We expect to pay these obligations within the next twelve months.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2012	December 31, 2011
Accounts payable	$21,390	$13,536
Accrued trade spend	8,067	6,321
Deferred revenue	4,351	—
Accrued incentives	4,280	4,444
Accrued legal fees	3,371	1,492
Accrued payroll-related	3,264	373
Accrued marketing	3,226	4,217
Accrued restructuring	2,279	2,562
Accrued other	10,364	7,413
Total	$60,592	$40,358

10. Long-Term Debt and Contract Payable

Long-term debt consists of the following:

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

	December 31, 2012	December 31, 2011
Term loan	$232,800	$46,000
Revolver	—	56,957
Capital lease	115	8
Total debt	232,915	102,965
Less: Current portion	2,425	9,150
Long-term debt	$230,490	$93,815

As of December 31, 2012, $40,000 was available for borrowing under the Revolver.

The interest rates for outstanding obligations at December 31, 2012 were 7.00% for the Term Loan and 5.49% for the Revolver while the commitment fee on the unused line was 0.50%.

The Prior Credit Agreement contained covenants that are customary for agreements of this type. The debt outstanding under the Prior Credit Agreement was repaid with the proceeds received on July 2, 2012 from a new term loan under our Credit Facility. See below as it relates to the provisions under the Credit Facility effective July 2, 2012.

Because our leverage ratio was more than 2.0 to 1.0 as of December 31, 2011, we were required to make a prepayment under our Prior Credit Agreement in April 2012.  In April 2012, we entered into a Second Amendment to the Prior Credit Agreement, or the “Amendment,” which modified the definition of “Excess Cash Flow” under the Prior Credit Agreement to exclude the results of Glutino's operations for the periods prior to our ownership of Glutino, and to also exclude certain expenses relating to the acquisition and integration of Glutino.  After giving effect to the Amendment, we were required to make a prepayment on the term loan of $2,653 in April 2012.

On July 2, 2012, GFA Brands, Inc., Glutino USA, Inc., UHF Acquisition Corp. and Udi's, (collectively, the “Borrowers”) entered into a Credit Agreement, which the Company and the U.S. subsidiaries of the Borrowers joined as guarantors, with a group of lenders and Bank of Montreal, as administrative agent (the “Agent”), pursuant to which the Borrowers established a new senior secured credit facility, or the “Credit Facility,” in an aggregate principal amount of $280,000, consisting of a term loan B, or the “Term Loan,” in an aggregate principal amount of $240,000 and a revolving credit facility, or the “Revolver,” in an aggregate principal amount of $40,000 (with sublimits for swingline loans and the issuance of letters of credit). The Term Loan will mature on July 2, 2018 and the Revolver will mature on June 30, 2017.

The proceeds of the Term Loan were used to finance the acquisition of Udi's, to refinance certain of our existing indebtedness and to fund certain fees and expenses associated therewith. In the future, the Revolver may be used by us for working capital and for other general corporate purposes, including acquisitions and investments, permitted under the Credit Facility. The Credit Facility also provides that, upon satisfaction of certain conditions, the Borrowers may increase the aggregate principal amount of loans outstanding thereunder by up to $50,000, subject to receipt of additional lending commitments for such loans.

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

Outstanding amounts under the Revolver will initially bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 5.25% or (b) a Base Rate (equal in this context to the lowest of (x) the Agent's prime rate, (y) the federal funds rate plus 1/2 of 1.00% and (z) LIBOR plus 1.00%) plus 4.25%. From and after delivery to the Agent of financial statements for each fiscal quarter ending after September 30, 2012, the margin over LIBOR and the Revolving Base Rate may be adjusted periodically based on the Company's ratio of total funded debt to consolidated EBITDA, with 5.50% per annum being the maximum LIBOR margin and 4.50% per annum being the maximum Base Rate margin established by such adjustment mechanism. The Borrowers are required to pay a commitment fee on the unused commitments under the Revolver at an initial rate equal to 0.50% per annum (subject to a similar leverage-based step-down).

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

We currently have not entered into any interest rate swaps. Under our Credit Facility, we are not required to enter into an interest rate swap until the market LIBOR rate exceeds 1.25% for 20 of the last 30 consecutive days. The three-month LIBOR rate at December 31, 2012 was 0.3%.

The loans and other obligations under the Credit Facility (including in respect of hedging agreements and cash management obligations) are (a) guaranteed by us and our existing and future domestic subsidiaries and (b) secured by substantially all of our assets and our existing and future domestic subsidiaries, in each case subject to certain customary exceptions and limitations.

Subject to certain conditions, the Borrowers may voluntarily prepay the loans under the Credit Facility in whole or in part, without premium or penalty (other than customary breakage costs). Mandatory prepayments that are required under the Credit Facility include:

•	100% of the net cash proceeds (as defined in the Credit Facility) upon certain dispositions of property or upon certain damages or seizures of property, subject to limited exceptions;

•	100% of the amount of net cash proceeds for certain issuances of additional indebtedness for borrowed money; and

•
beginning with the fiscal year ending December 31, 2013 and each fiscal year thereafter, an annual prepayment equal to (i) excess cash flow of the Company (as defined in the Credit Facility) for such fiscal year, provided such prepayment is not required if the Company has a Leverage Ratio of less than 2.75 to 1.0, minus (ii) the aggregate principal amount of term and revolving  loans voluntarily prepaid by the Borrowers during such fiscal year (other than voluntary prepayments made with the proceeds of issuances of additional indebtedness for borrowed money).

The terms of the Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to meet the following financial covenants:

•
maintenance of maximum total funded debt to consolidated EBITDA (as defined in the Credit Facility) of not more than 5.0 to 1.0, initially (and at December 31, 2012), and decreasing to 3.5 to 1.0 over the term of the Credit Facility;

•
maintenance of minimum consolidated EBITDA (as defined in the Credit Facility) to consolidated interest charges of 2.75 to 1.0, initially (and at December 31, 2012), and increasing to 3.25 to 1.0 over the term of the Credit Facility; and

•	we are also limited to spending not more than $12,000 of capital expenditures per year with any unexpended amounts carried over to the next twelve months.

At December 31, 2012, we were in compliance with all of our financial covenants.

In addition, the Credit Facility contains (a) customary provisions related to mandatory prepayment of the loans thereunder with (i) 50% of Excess Cash Flow (as defined in the Credit Facility, subject to step-downs to 25% and 0% of Excess Cash Flow at certain leverage-based thresholds and (ii) the proceeds of asset sales or casualty events (subject to certain customary limitations, exceptions and reinvestment rights) and (b) certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, investments, acquisitions, loans and advances, mergers, consolidations and asset dispositions, dividends and other restricted payments, transactions with affiliates and other matters customarily restricted in such agreements, in each case, subject to certain customary exceptions.

The Credit Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain material contracts and to other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, certain impairments to the guarantees or collateral documents, and change in control defaults.

Certain of the lenders under the Credit Facility (or their affiliates) have provided, and may in the future provide, certain commercial banking, financial advisory, and investment banking services in the ordinary course of business for the Company and its subsidiaries, for which they receive customary fees and commissions.

Contract Payable and Capital Leases

In addition to the indebtedness under the Credit Facility, we have recorded a contract payable of $4,125 representing the unpaid balance on a 2010 acquisition. This amount will be paid in annual installments over the next three years, together with related interest. As of December 31, 2012, $1,375 of this amount is due within 12 months and therefore included within "Accounts payable and accrued expenses" on the Consolidated Balance Sheet.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

We have $115 of capital lease obligations for certain of our manufacturing equipment.

Maturities

The debt outstanding under the Prior Credit Agreement was repaid in full with the proceeds from the Term Loan on July 2, 2012. Under the Credit Facility entered into on July 2, 2012, the contract payable and capital lease obligations, we are required to pay the following amounts for our debt and contract obligations during the years ended December 31:

2013	$3,800
2014	3,798
2015	3,795
2016	2,419
2017	2,428
Thereafter	220,800
Total	$237,040

11.  Stock-Based Compensation

Stock-based compensation consists of stock options and restricted stock units (RSUs).

Total stock-based compensation expense for stock options and RSUs was $11,513, $4,864 and $11,101 for 2012, 2011 and 2010. The related income tax benefit recognized was $4,432, $1,918 and $4,384 for 2012, 2011 and 2010.

Stock Options

We and our stockholders have authorized the issuance of up to 12,150,000 stock options under our Second Amended and Restated Stock and Awards Plan, or the "Stock Plan." As a result of the 2011 option exchange program, or the "Option Exchange," 432,178 of these options are no longer available to be granted. As of December 31, 2012, 340,793 options remained available for future grants under the Plan.

In addition, during the first quarter of 2008, the compensation committee and a sub-committee of the compensation committee approved the issuance of up to 1,375,000 inducement stock options grants to new employees outside of our stock plan pursuant to NASDAQ Marketplace Rule 4350.  As a result of the Option Exchange, 600,000 of these options are no longer available to be granted. As of December 31, 2012, all of these options have been granted.

During the third quarter of 2012, we adopted the Smart Balance, Inc. 2012 Inducement Award Plan which allows for the issuance of up to 1,300,000 inducement stock options to new employees. The options have a ten year term and an exercise price equal to the fair market value of our common stock on the date of grant. The options vest in four equal installments beginning on the first anniversary of the grant date. As of December 31, 2012, 285,000 options remained available for granting.

We utilize traditional service-based stock options typically with a 4 year graded vesting (25% vest each year). We have also granted market condition-based stock options which vest when the underlying stock price closes at $8.00, $12.00, $16.00, $16.75 and $20.25 for 20 out of 30 consecutive trading days. Stock options are granted to recipients at exercise prices not less than the fair market value of our stock on the dates of grant.

Additional information with respect to stock option activity is as follows:

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding at December 31, 2010	11,506,625	$8.90	7.21
Options granted *	2,047,822	4.67	6.89
Options exercised	—	—	—
Options canceled/forfeited	(1,706,625)	9.03	6.77
Options exchanged	(2,497,500)	9.38	6.66
Options outstanding at December 31, 2011	9,350,322	7.82	6.48
Options granted	4,043,358	8.50	8.79
Options exercised	(84,375)	8.69	5.39
Options canceled/forfeited	(1,654,972)	8.77	6.47
Options outstanding at December 31, 2012	11,654,333	$7.91	6.81
Exercisable at December 31, 2012	4,284,963	$7.65	5.91
* Includes 1,465,322 replacement stock options granted in connection with the Option Exchange.

The weighted-average grant-date fair values of options granted during 2012, 2011 and 2010 were $4.32, $2.19 and $3.45, respectively.

The following summarizes additional stock option activity:

	Years Ended December 31,
	2012	2011	2010
Aggregate intrinsic value of stock options exercised	$280	$—	$—
Fair value of options that vested	5,098	5,413	6,311
Tax benefit realized on exercise of options	2,204	—	—

The aggregate intrinsic value of outstanding stock options at December 31, 2012 was $58,108. The aggregate intrinsic value of exercisable stock options at December 31, 2012 was $22,323.

The following summarizes non-vested share activity for 2012:

	Shares	Grant-Date Fair Value
Non-vested options at beginning of year	6,103,572	$3.74
Options granted	4,043,358	4.32
Options vested	(1,671,963)	3.05
Options forfeited	(1,105,597)	4.52
Non-vested options at end of year	7,369,370	$4.09

As of December 31, 2012, the total compensation cost related to nonvested stock options not yet recognized was $16,397 with a weighted average period of 2.1 years over which it is expected to be recognized.

We account for our stock-based compensation awards in accordance with authoritative accounting guidance for share-based payment, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

Stock-based compensation expense (pre-tax) related to stock options included in operations is as follows:

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

	Years Ended December 31,
	2012	2011	2010
Service period-based	$4,507	$4,010	$6,300
Market price-based $8.00	805	—	—
Market price-based $12.00	785	—	—
Market price-based $16.00	177	—	—
Market price-based $16.75	127	138	1,739
Market price-based $20.25	104	653	3,062
Total	$6,505	$4,801	$11,101

For the traditional service-based stock options, we estimate the fair value, as of the date of grant, using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.20% - 4.67%, expected life of 6.25 years for the service-based options, no dividends and volatility of 35.9% - 55.08%. The cost of the service-based stock options is being amortized over a four year vesting period. In the case of the market price-based stock options, we used the Monte Carlo valuation model and have assumed an expected life of 10 years.  We have incorporated a forfeiture rate of 2.5% - 4% on all stock options.  We recognize compensation expense for the market price-based options over the estimated vesting period, which has been determined to be 1.43 years for the $8.00 awards, 2.92 years for the $12.00 awards, 3.90 years for the $16.00 awards, 2.75 – 4.82 years for the $16.75 awards and 3.68 - 5.53 years for the $20.25 awards.

Restricted Stock Units

In September 2011, we began granting RSUs to certain board members and employees. These RSUs were issued under the Stock Plan and are subject to its terms and conditions. We issued RSUs where the compensation cost is recognized on a straight-line basis over the requisite period the holder is required to render service. We also issued market condition-based RSUs which vest when the underlying stock price closes at $8.00, $12.00 and $16.00 for 20 out of 30 consecutive trading days. We recognize compensation expense for the market price-based RSUs over the estimated vesting period, which has been determined to be 1.43 years for the $8.00 awards, 2.92 years for the $12.00 awards, and 3.90 years for the $16.00 awards. The $8.00 awards vested during the third quarter of 2012 and the $12.00 awards vested during the fourth quarter of 2012 as the required conditions were met. We recognized $5,008 of stock-based compensation for its RSUs for the year ended December 31, 2012.

Additional information with respect to RSU activity is as follows:

	Number of Outstanding Units	Weighted Average Remaining Life (Years)
RSUs outstanding (unvested) at December 31, 2011	90,000	2.93
RSUs granted	1,600,000	1.31
RSUs vested	(741,250)	—
RSUs outstanding (unvested) at December 31, 2012	948,750	2.36

The aggregate intrinsic value of restricted stock units outstanding was $12,239 at December 31, 2012 and $482 at December 31, 2011.

As of December 31, 2012, the total compensation cost related to unvested RSUs not yet recognized was $3,362 with a weighted average period of 1.79 years over which it is expected to be recognized.

12.  Stock Repurchase Activities

In the fourth quarter of 2009, the Board approved the repurchase of up to $25.0 million of shares of our common stock in 2010 and 2011. Through December 31, 2011, we repurchased 3,690,663 shares under this program at an average price of $4.23 per share for an aggregate purchase price of $15,595. In the fourth quarter of 2011, the share repurchase program was renewed starting January 1, 2012 and continuing through December 31, 2013, and we are authorized to purchase up to $25 million in shares during such time period. No shares were repurchased during 2012.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

13.  License

A substantial portion of our business is dependent on our exclusive worldwide license of certain technology from Brandeis University. This license agreement, dated September 1996, imposes certain obligations upon us, such as diligently pursuing the development of commercial products under the licensed technology. The agreement for each country expires at the end of the term of each patent in such country and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that we have failed to meet our obligations under the license agreement, Brandeis could seek to limit or terminate our license rights. Royalties earned by Brandeis included within "General and Administrative" expenses in the Consolidated Statement of Operations and Comprehensive Income (Loss) were $986, $1,055 and $977 in 2012, 2011 and 2010, respectively.

14.  Income Taxes

The components of income (loss) before income taxes for the periods were as follows:

	Years Ended December 31,
	2012	2011	2010
U.S.	$12,890	$21,970	$(121,355)
Foreign	(4,963)	(1,138)	—
Total	$7,927	$20,832	$(121,355)

The components of our income tax provision consist of the following:

	Years Ended December 31,
	2012	2011	2010
Income tax provision:
Current tax expense:
Federal	$8,133	$10,436	$6,963
State	1,728	2,081	1,361
Foreign	—	184	—
	9,861	12,701	8,324
Deferred tax benefit:
Federal	(3,954)	$(763)	$(1,880)
State	(652)	(259)	362
Foreign	(1,531)	(507)	—
	(6,137)	(1,529)	(1,518)
Provision for income taxes	$3,724	$11,172	$6,806

The reconciliation of the provision for income taxes based on the U.S. federal statutory income tax rate to our provision for income tax rates are as follows:

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

	Years Ended December 31,
	2012	2011	2010
Expected federal statutory taxes at 35%	35.00%	35.00%	(35.00)%
State tax, net of federal benefit	3.76%	5.56%	1.11%
Stock option forfeitures	4.97%	10.29%	2.35%
Goodwill impairment	—%	—%	37.49%
Valuation allowance	(1.42)%	(0.23)%	0.04%
Foreign rate differential	2.59%	—%	—%
Acquisition-related costs	1.44%	2.48%	—%
Other	0.64%	0.54%	(0.38)%
Provision for income taxes	46.98%	53.64%	5.61%

The rate reconciliation includes an adjustment to exclude the tax effect of recording certain non-qualified stock option forfeitures related to terminated employees, resulting in a $394 reduction of related deferred tax assets for 2012 and $2,409 in 2011 (future benefits that were recorded when the options were granted) since we would no longer be able to recognize those benefits. Shares are legally forfeited based on the terms of the severance arrangements and/or as dictated by the Stock Option Plan.

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

The components of the deferred tax asset and valuation allowance, resulting from temporary differences between accounting for financial and tax reporting purposes, were as follows:

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

	December 31, 2012	December 31, 2011
Deferred tax assets:
Stock-based compensation	$15,641	$15,499
Restructuring costs	107	299
Inventory	664	454
Accrued expenses	4,722	3,398
Net operating loss carryforwards in various states	1,240	204
Cumulative translation adjustment	416	840
Other	2,230	1,125
Total deferred tax assets	25,020	21,819
Less: Valuation allowance	—	(113)
Total net deferred tax assets	25,020	21,706
Deferred tax liabilities:
Intangible assets	(64,862)	(64,766)
Property and equipment	(2,816)	(2,962)
Other	(8)	(153)
Total deferred tax liabilities	(67,686)	(67,881)
Net deferred tax liabilities	$(42,666)	$(46,175)
Deferred tax asset current	$6,201	$5,299
Long-term deferred tax assets	18,819	16,380
Long-term deferred tax liabilities	(67,686)	(67,854)
Net deferred tax (liabilities)	$(42,666)	$(46,175)

We recognized a $104 deferred tax asset reflecting the benefit of $2,180 in state net operating loss carryforwards, which expire in varying amounts between 2014 and 2027. We also recognized a $1,136 deferred tax asset for the $4,222 foreign net operating loss carryforwards and is available for offset against future taxable income through 2031.

At the end of 2011, we had no assurance that the parent's future state taxable income would be sufficient to fully utilize the net operating loss carryforwards in the future. Consequently, we determined that a valuation allowance of $113 was needed at the end of 2011 to offset the deferred tax asset resulting from the state NOL carryforwards. At the end of 2012, we believe there is a greater than 50% chance that future taxable income will be sufficient to fully utilize the net operating loss carryforwards in the future. Thus, we eliminated the valuation allowance.

Significant judgment is required in evaluating our tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establishe reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. We have elected to retain our existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes in accordance with ASC Topic 740, “Income Taxes,” and continue to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of our income tax provision or benefit as well as our outstanding income tax assets and liabilities.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

	December 31, 2012	December 31, 2011
Gross balance at January 1	$173	$222
Additions based on tax positions related to the current year	—	67
Deletions for tax positions of prior years	(85)	(116)
Gross balance at December 31	88	173
Interest and penalties	22	44
Gross balance at December 31	$110	$217

At December 31, 2012, the liability for income taxes associated with uncertain tax positions was $110, of which $72, if recognized, would affect the effective tax rate. We recognized interest and penalties related to unrecognized tax benefits as a component of income tax expense. The gross liability as of December 31, 2011 was $217. The liability of $110 at December 31, 2012 includes accrued interest and penalties of $22.

We file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. We were subject to examination by the IRS for tax years ended 2008 through 2009 which was closed as of December 31, 2011. As of December 31, 2012, our 2010 and 2011 tax years remain subject to examination by the IRS. State income tax returns are generally subject to examination for a period of three to four years after filing.
15.  Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Years Ended December 31,
	2012	2011	2010
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss)	$4,203	$9,660	$(128,161)

Denominator:
Weighted average shares used in basic computation	59,134	59,256	61,666
Add: Stock options and RSUs	1,632	29	—
Weighted average shares used in diluted computation	60,766	59,285	61,666

Earnings (loss) per share, basic	$0.07	$0.16	$(2.08)
Earnings (loss) per share, diluted	$0.07	$0.16	$(2.08)

Diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 excluded the weighted-average impact of approximately 7.1 million, 8.5 million and 7.1 million stock options and RSUs, respectively, because such impact would be anti-dilutive.

16.  Commitments

The following table summarizes contractual obligations and borrowings as of December 31, 2012 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	All Other
Building Operating Leases	$4,911	$1,728	$2,257	$405	$521	$—
Commodity Purchase Commitments (1)	52,156	52,156	—	—	—	—
Debt Obligations (2)	237,040	3,800	7,593	4,847	220,800	—
Interest on Debt (3)	94,126	16,484	32,687	32,660	12,295	—
Uncertain tax positions liability and interest (4)	110	—	—	—	—	110
Brandeis Contract	300	50	100	100	50	—
	$388,643	$74,218	$42,637	$38,012	$233,666	$110

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

(2)	For more information on our debt obligations, see the section entitled “Secured Debt Financing” located in the "Liquidity and Capital Resources" section of this report.

(3)	Amounts represent the estimated commitment fees and interest payments based on the principal amounts and applicable interest rates on the debt at December 31, 2012.

(4)
As of December 31, 2012, this represents our tax liability for uncertain tax positions and related net accrued interest and penalties of $22.  We are unable to reasonably estimate the timing of our uncertain tax positions liability and interest and penalty payments in individual years beyond twelve months due to uncertainties in the timing of the effective settlement of tax positions.  See Note 14 - Income Taxes.

17.  Legal Proceedings and Contingencies

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

In October 2011, a class action lawsuit was filed against us in the U.S. District Court for the District of New Jersey alleging that the labeling and marketing of our Smart Balance® “Fat Free Milk and Omega-3s” products are unfair, deceptive, and improper because they contain 1g of fat from the Omega-3 fatty acid oil blend in the products.  We filed a Motion to Dismiss in response to the Complaint, which was granted in part and denied in part on June 25, 2012. On July 25, 2012, the plaintiffs filed a Second Amended Complaint, which we moved to dismiss on August 10, 2012. A decision on that motion is pending. We intend to continue to vigorously defend ourselves in this litigation. We do not expect that the resolution of this matter will have a material adverse effect on our business.

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

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

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

18.  Segment Information

During the third quarter of 2012, we reorganized our reporting structure in a manner that resulted in a change to our operating and reportable segments. The change resulted primarily from our acquisition of Udi's in July 2012 and provides greater clarity on our the new strategic focus. We previously had one operating and reportable segment. Our operations are now comprised of two reportable operating segments: Natural and Smart Balance.

Net sales and brand profit are the primary measures used by our Chief Operating Decision Maker (“CODM”) to evaluate segment operating performance and to decide how to allocate resources to segments. Our CODM is our Chief Executive Officer. Brand profit is calculated as gross profit less marketing, selling and royalty expense (income), net. Assets are reviewed by the CODM on a consolidated basis and are not reported by operating segment.

The contribution of our reportable segments to net sales and brand profit and the reconciliation to consolidated amounts are summarized below.

	Years Ended December 31,
	2012	2011	2010
Net Sales:
Natural	$161,793	$55,641	$25,733
Smart Balance	207,852	218,696	216,234
	$369,645	$274,337	$241,967

Brand Profit:
Natural	$41,923	$15,734	$12,413
Smart Balance	54,282	57,591	44,023
Total brand profit for reportable segments	96,205	73,325	56,436
Less adjustments:
General and administrative, excluding royalty expense (income), net	65,825	45,562	39,794
Restructuring, acquisition and integration-related costs	7,638	4,086	4,133
Goodwill impairment	—	—	130,000
Interest income	(1)	(1)	—
Interest expense	15,046	3,612	3,598
Other (income) expense	(230)	(766)	266
Income (loss) before income taxes	$7,927	$20,832	$(121,355)

Our net sales by geographic area are as follows:

	Years Ended December 31,
	2012	2011	2010
United States	$342,332	$266,385	$241,967
Foreign	27,313	7,952	—
Total	$369,645	$274,337	$241,967

Our total assets by geographic area are as follows:

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

	Years Ended December 31,
	2012	2011	2010
United States	$640,115	$479,169	$438,403
Foreign	41,839	42,463	—
Total	$681,954	$521,632	$438,403

19.  Selected Quarterly Financial Data (unaudited)

The following table presents certain unaudited quarterly results for the years 2012 and 2011:

	Three Months Ended				Year Ended December 31, 2012
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$79,291	$75,989	$101,334	$113,031	$369,645
Gross profit	35,080	32,001	42,302	49,510	158,893
Net income (loss)	3,703	484	(3,725)	3,741	4,203
Earnings (loss) per share – diluted	$0.06	$0.01	$(0.06)	$0.06	$0.07
Diluted weighted average common shares outstanding	59,179,648	59,554,654	59,193,268	62,138,749	60,765,876

	Three Months Ended				Year Ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$59,722	$59,021	$71,660	$83,934	$274,337
Gross profit	28,372	28,172	30,235	36,360	123,139
Net income	3,543	3,329	1,143	1,645	9,660
Earnings per share – diluted	$0.06	$0.06	$0.02	$0.03	$0.16
Diluted weighted average common shares outstanding	59,892,031	59,721,217	58,986,833	59,120,714	59,284,978