Form 10-Q
period 2013-03-31
BOULDER BRANDS, INC.
filed 2013-05-02
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2013	Commission File Number 001-33595

____________________________
Boulder Brands, Inc.
(Exact name of registrant as specified in its charter)
 ____________________________

Delaware	20-2949397
(State of or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

115 West Century Road, Suite 260 Paramus, New Jersey	07652
(Address of principal executive offices)	(Zip code)

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
Yes ☐     No ☒

As of May 2, 2013, the Registrant had 59,504,263 shares of common stock, par value $.0001 per share, outstanding.

BOULDER BRANDS, INC. AND SUBSIDIARIES

i

Cautionary Note Regarding Forward Looking Statements

Statements made in this quarterly report that are not historical facts, including statements about the Company's plans, strategies, beliefs and expectations, are forward-looking and subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may include the use of the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe” and similar expressions. Forward-looking statements speak only as of the date they are made, and, except for the Company's ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statement, whether to reflect actual results of operations, changes in financial condition, changes in general economic or business conditions, changes in estimates, expectations or assumptions, or circumstances or events arising after the filing of this quarterly report. Actual results may differ materially from such forward-looking statements for a number of reasons, including those risks and uncertainties set forth in "Item 1A. Risk Factors," located in our annual report on Form 10-K for the year ended December 31, 2012, and the Company's ability to manage:

•	any adverse developments with respect to the sale of Smart Balance® buttery spreads products;

•	the loss of a significant customer or significant reduction in purchase volume by any such customer;

•	the loss of a manufacturer or the inability of a manufacturer to fulfill its orders or to maintain the quality of its products;

•	the loss of Glutino's ability to access the manufacturing formulas for some of Glutino's gluten-free products which are owned by third parties;

•	the departure of one or more members of its executive management team;

•	the termination of its relationship with Acosta, Inc. to act as its primary sales agent for a significant portion of its products;

•	changes in consumer preferences and discretionary spending;

•	price increases;

•	its ability to protect its intellectual property;

•	its obligations under its principal license agreement with Brandeis University;

•	any sustained economic downturn in the U.S. and abroad and related consumer sentiment;

•	fluctuations in various food and supply costs as well as increased costs associated with product processing and transportation;

•	the regulation of its advertising;

•	adverse publicity or consumer concern regarding the safety and quality of food products or health concerns;

•	the absence of long-term contracts with its customers;

•	economic and political conditions in the U.S. and abroad;

•	foreign currency fluctuations;

•	the execution and integration of acquisitions;

•	the integration and operation of Glutino and Udi's and realization of the expected growth benefits from the Glutino and Udi's acquisitions;

•	the risks associated with updating and maintaining our manufacturing facilities;

•	the risks of entering into a new line of business where it has no prior experience;

•	relationships with the co-packers for its products;

•	insurance for potential liabilities;

•	its internal control over financial reporting;

•	volatility of the market price and trading volume of its common stock;

•	risks related to an increased number of employees, labor disputes and adverse employee relations;

•	risks associated with conducting business outside of the U.S.;

•	the numerous laws and governmental regulations its business operations may be subject to;

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

Part I.  Financial Information
Item 1. Financial Statements

BOULDER BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash	$7,580	$11,509
Accounts receivable, net of allowance of: $867 (2013) and $656 (2012)	33,056	30,323
Accounts receivable - other	2,052	3,277
Inventories, net	30,019	25,292
Prepaid taxes	681	3,206
Prepaid expenses and other assets	4,566	1,776
Deferred tax asset	6,181	6,201
Total current assets	84,135	81,584
Property and equipment, net	34,738	31,195
Other assets:
Goodwill	321,937	322,191
Intangible assets, net	231,143	233,691
Deferred costs, net	11,319	11,545
Other assets	1,845	1,748
Total other assets	566,244	569,175
Total assets	$685,117	$681,954
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$55,419	$60,592
Income taxes payable	110	110
Current portion of long-term debt	24	25
Total current liabilities	55,553	60,727
Long-term debt	237,282	232,890
Deferred tax liability	48,774	48,867
Contract payable	1,375	2,750
Other liabilities	1,277	1,232
Total liabilities	344,261	346,466
Commitment and contingencies
Stockholders' equity:
Common stock, $.0001 par value, 250,000,000 shares authorized; 63,194,926 and 63,194,629 issued in 2013 and 2012, respectively and 59,504,263 and 59,503,966 outstanding in 2013 and 2012, respectively	6	6
Additional paid in capital	550,320	548,470
Accumulated deficit	(192,803)	(196,764)
Accumulated other comprehensive loss, net of tax	(1,072)	(629)
Treasury stock, at cost (3,690,663 shares)	(15,595)	(15,595)
Total stockholders' equity	340,856	335,488
Total liabilities and stockholders' equity	$685,117	$681,954
 See accompanying notes to the condensed consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
Net sales	$106,653	$79,291
Cost of goods sold	61,079	44,211
Gross profit	45,574	35,080

Operating expenses:
Marketing	7,076	6,805
Selling	8,235	6,803
General and administrative	17,320	13,854
Restructuring, acquisition and integration-related costs	203	(138)
Total operating expenses	32,834	27,324
Operating income	12,740	7,756

Other income (expense):
Interest expense	(4,771)	(1,160)
Other expense, net	(844)	(458)
Total other (expense)	(5,615)	(1,618)
Income before income taxes	7,125	6,138
Provision for income taxes	3,164	2,435
Net income	$3,961	$3,703

Earnings per share:
Basic	$0.07	$0.06
Diluted	$0.06	$0.06

Weighted average shares outstanding:
Basic	59,503,989	58,940,044
Diluted	62,176,150	59,179,648

Net income	$3,961	$3,703
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(443)	453
Other comprehensive (loss) income	(443)	453
Comprehensive income	$3,518	$4,156

See accompanying notes to the condensed consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$3,961	$3,703
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of intangibles	4,363	2,581
Amortization and write-off of deferred financing costs	593	170
Deferred income taxes	226	(348)
Stock-based compensation	1,850	1,562
Loss on disposal of property and equipment	199	—
Changes in assets and liabilities:
Accounts receivable	(2,786)	(285)
Inventories	(4,814)	(634)
Prepaid expenses and other assets	(1,516)	(1,895)
Prepaid taxes	2,521	(405)
Accounts payable and accrued expenses	(5,045)	(4,051)
Net cash (used in) provided by operating activities	(448)	398
Cash flows from investing activities
Purchase of property and equipment	(5,336)	(2,842)
Disposal of property and equipment	91	—
Patent/trademark defense costs	(880)	(830)
Net cash (used in) investing activities	(6,125)	(3,672)
Cash flows from financing activities
Proceeds from issuance of long-term debt	5,000	4,000
Repayment of debt	(1,982)	(2,376)
Payments for loan costs	(368)	—
Net cash provided by financing activities	2,650	1,624
Effects of exchange rate changes on cash and cash equivalents	(6)	19
Net (decrease) in cash and cash equivalents for the period	(3,929)	(1,631)
Cash and cash equivalents - beginning of period	11,509	7,959
Cash and cash equivalents - end of period	$7,580	$6,328
Cash paid during the period for:
Income taxes	$491	$3,191
Interest	$4,172	$1,275

See accompanying notes to the condensed consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES
                  Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

1.     General and Basis of Presentation

Boulder Brands, Inc. (the "Company," "we" or "us") is a consumer foods company that markets and manufactures a wide array of consumer foods products for sale primarily in the U.S. and Canada.

On July 2, 2012, we acquired Udi's Healthy Foods, LLC (“Udi's”) from its majority unit holder, Hubson Acquisition, LLC, an affiliate of E&A Industries, based in Indianapolis, IN, the family of founder Ehud Baron, and other minority unit holders.  See Note 2 - Acquisition.

The significant accounting policies summarized in Note 2 to the audited consolidated financial statements included in our 2012 Annual Report on Form 10-K have been followed in preparing the accompanying consolidated financial statements.

The accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or "GAAP," have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in the Company's 2012 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to current period presentation.  Restructuring, acquisition and integration-related costs represent restructuring charges and external costs related to acquired businesses and integrating those acquired businesses.  Acquisition and integration-related costs primarily include expenditures for legal, accounting, consulting and integration of systems and processes.

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

Revenue Recognition

We offer our customers and consumers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and advertising; such amounts are estimated and recorded as a reduction in revenue. For interim reporting, we estimate the total annual sales incentives for most programs and record a pro rata share in proportion to forecasted annual revenue. As a result, we have recorded a prepaid expense at March 31, 2013 of $2,137, which will be charged to expense over the remainder of the year.

2.      Acquisition

On July 2, 2012, we acquired Udi's from its majority unit holder, Hubson Acquisition, LLC, an affiliate of E&A Industries based in Indianapolis, IN, the family of founder Ehud Baron, and other minority unit holders. Total cash consideration was $126,910. The acquisition, as well as the refinancing of existing outstanding debt, was financed with the proceeds of a new $280,000 senior secured credit facility. Based in Denver, CO, Udi's markets gluten-free products under the “Udi's Gluten Free Foods” brand in the retail market and, since mid-2011, food service channels. Udi's is a leading brand in gluten-free bread and baked goods. In addition, Udi's markets other gluten-free products including frozen pizza and granola.

We accounted for this acquisition pursuant to ASC No. 805, “Business Combinations.” Accordingly, we recorded net assets acquired and liabilities assumed at their fair values.

The following summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

BOULDER BRANDS, INC. AND SUBSIDIARIES
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
The following unaudited pro forma financial information presents our combined results as though the Udi's acquisition occurred on January 1, 2011.

Three Months Ended March 31, 2012
Net sales	$97,392
Net income	2,217
Basic and diluted earnings per share	$0.04

The pro forma amounts have been calculated after applying our accounting policies.  Included in the pro forma results is the interest expense and amortization of deferred financing costs associated with the new debt incurred in connection with the acquisition of Udi's, the depreciation expense of the fair value of property and equipment and the amortization expense of the fair value of the finite-lived intangible assets, as though the acquisition had been consummated as of January 1, 2011.

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

BOULDER BRANDS, INC. AND SUBSIDIARIES
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

The following table presents assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date (1)
	March 31, 2013	December 31, 2012
Assets:
Deferred compensation (2)	$1,286	$1,208
Derivative assets (3)	119	474
Total assets	$1,405	$1,682

Liabilities:
Deferred compensation (2)	$1,277	$1,232
Total liabilities	$1,277	$1,232

(1) All fair value measurements were based upon significant other observable inputs (Level 2).
(2) Deferred compensation assets are recorded in "Other assets" and deferred compensation liabilities are recorded in "Other liabilities" in the Consolidated Balance Sheets.
(3) Derivative assets are recorded in "Accounts receivable - other."

We use derivative financial instruments, principally commodity exchange contracts, to manage risks from fluctuations in commodity costs. Derivative financial instruments are not used for the purpose of creating speculative positions or for trading purposes. Related contracts are recorded in the balance sheet at fair value using market prices and rates prevailing at the balance sheet date obtained from independent exchanges. Changes in the fair value are recognized through earnings in the period in which they occur in "Other income (expense)" in the Consolidated Statement of Income and Comprehensive Income. Amounts recognized were losses of $197 and $329 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, we had in place commodity exchange contracts to hedge future milk and vegetable oil purchases totaling 35.8 million pounds and 23.7 million pounds, respectively. Contracts are entered into having maturities of generally no more than twelve months.

4.    Inventory

Inventories, net consist of the following:

	March 31, 2013	December 31, 2012
Finished product	$22,379	$17,392
Raw materials	7,640	7,900
Total	$30,019	$25,292

5.    Property and Equipment

Property and equipment consist of the following:

	March 31, 2013	December 31, 2012
Software development costs	$7,398	$6,618
Machinery and equipment	27,385	23,493
Furniture and fixtures	1,387	1,337
Leasehold improvements	7,942	8,047
Gross assets	44,112	39,495
Less: accumulated depreciation	(9,550)	(8,300)
Construction in progress	176	—
Property and equipment, net	$34,738	$31,195

Depreciation expense was $1,269 and $692 for the three months ended March 31, 2013 and 2012, respectively.

6.    Goodwill and Intangible Assets

The following summarizes the changes in our goodwill, by segment:

	Smart Balance	Natural	Total
Goodwill	$301,557	$150,634	$452,191
Accumulated impairment loss	(130,000)	—	(130,000)
Balance as of January 1, 2013	171,557	150,634	322,191
Goodwill acquired during the year	—	—	—
Translation adjustments	—	(254)	(254)
Balance as of March 31, 2013	$171,557	$150,380	$321,937

	Smart Balance	Natural	Total
Goodwill	$301,557	$95,041	$396,598
Accumulated impairment loss	(130,000)	—	(130,000)
Balance as of January 1, 2012	171,557	95,041	266,598
Goodwill acquired during the year	—	55,351	55,351
Translation adjustments	—	242	242
Balance as of December 31, 2012	$171,557	$150,634	$322,191

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Intangible assets, net consisted of the following major classes as of March 31, 2013:

	Gross Carrying Amount	Accumulated Amortization	Translation Adjustments	Net Carrying Value
Patent technology	$45,406	$(24,439)	$—	$20,967
Proprietary recipes	4,000	(500)	—	3,500
Non-compete agreement	400	(100)	—	300
Supply relationships	1,000	(392)	—	608
Customer relationships	53,961	(6,018)	(1,021)	46,922
Subscription database	2,900	(1,305)	—	1,595
Trademarks	157,442	(191)	—	157,251
Total intangible assets, net	$265,109	$(32,945)	$(1,021)	$231,143

Intangible assets, net consisted of the following major classes as of December 31, 2012:

	Gross Carrying Amount	Accumulated Amortization	Translation Adjustments	Net Carrying Value
Patent technology	$44,793	$(22,974)	$—	$21,819
Proprietary recipes	4,000	(334)	—	3,666
Non-compete agreement	400	(66)	—	334
Supply relationships	1,000	(380)	—	620
Customer relationships	53,961	(4,840)	(625)	48,496
Subscription database	2,900	(1,160)	—	1,740
Trademarks	157,178	(162)	—	157,016
Total intangible assets, net	$264,232	$(29,916)	$(625)	$233,691

As of March 31, 2013 and December 31, 2012, the total carrying amount of indefinite-lived intangible assets included in the tables above under trademarks was $156,271 and $156,036, respectively.
Amortization expense was $3,094 and $1,889 for the three months ended March 31, 2013 and 2012, respectively.  Based on our amortizable intangible assets as of March 31, 2013, amortization expense is expected to be approximately $9,285 for the remainder of 2013 and range from approximately $8,000 to $12,400 for each of the next five fiscal years.

7.    Restructuring and Other Actions

As part of continuing efforts to increase efficiency and effectiveness and position us for success, we undertook two organizational restructurings in 2010, reducing the total number of employees by approximately 12%. In 2011, we undertook an additional organizational restructuring. In 2012, in connection with the acquisition of Udi's and the establishment of two reportable operating segments, we eliminated the role of our President and Chief Operating Officer, and two other positions, further streamlining our management team. Restructuring charges are included in "Restructuring, acquisition and integration-related costs" in the Consolidated Statement of Income (Loss) and Comprehensive Income (Loss).

The following table sets forth the activity affecting the restructuring accrual:

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

	Severance	Other Closure and Exit Costs	Total
Balance as of December 31, 2012	$2,111	$168	$2,279
Charges incurred	—	—	—
Cash payments	(1,559)	(50)	(1,609)
Adjustments	(204)	—	(204)
Balance as of March 31, 2013	$348	$118	$466

The accrued restructuring costs as of March 31, 2013 of $466 are reflected in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets. The liabilities for other closure and exit costs primarily relate to contractually required lease obligations and other contractually committed costs associated with abandoned office space.  We expect to pay these obligations within the next twelve months.

8.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2013	December 31, 2012
Accounts payable	$21,934	$21,390
Accrued trade spend	7,921	8,067
Accrued marketing	5,199	3,226
Deferred sub-license income	4,121	4,351
Accrued legal fees	2,414	3,371
Accrued incentives	2,044	4,280
Accrued payroll-related	1,703	3,264
Accrued other	10,083	12,643
Total	$55,419	$60,592

9.    Long-Term Debt and Contract Payable

Long-term debt consists of the following:

	March 31, 2013	December 31, 2012
Term loan	$232,200	$232,800
Revolver	5,000	—
Capital lease	106	115
Total debt	237,306	232,915
Less: Current portion	24	25
Long-term debt	$237,282	$232,890

On March 28, 2013, the Borrowers (as defined below) borrowed $5,000 under the Revolver (as defined below). As of March 31, 2013, $55,000 was available for borrowing under the Revolver. See below for details of the amendment entered into on March 15, 2013. During the three months ended March 31, 2013, the Borrowers repaid $600 under the Term Loan (as defined below).

The interest rates for outstanding obligations at March 31, 2013 were 7.00% for the Term Loan and 5.49% for the Revolver while the commitment fee on the unused line was 0.38%.

New Credit Agreement

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

On July 2, 2012, GFA Brands, Inc., Glutino USA, Inc., UHF Acquisition Corp. and Udi's, (collectively, the “Borrowers”) entered into a credit agreement, which the Company and the U.S. subsidiaries of the Borrowers joined as guarantors, with a group of lenders and Bank of Montreal, as administrative agent (the “Agent”), pursuant to which the Borrowers established a new senior secured credit facility (the “Credit Agreement”) in an aggregate principal amount of $280,000, consisting of a term loan B (the “Term Loan”) in an aggregate principal amount of $240,000 and a revolving credit facility, or the “Revolver,” in an aggregate principal amount of $40,000 (with sublimits for swingline loans and the issuance of letters of credit). The Term Loan will mature on July 2, 2018 and the Revolver will mature on June 30, 2017.

The proceeds of the Term Loan were used to finance the acquisition of Udi's, to refinance certain existing indebtedness of the Company and its subsidiaries and to fund certain fees and expenses associated therewith. In the future, the Revolver may be used by the Borrowers for working capital and for other general corporate purposes, including acquisitions and investments, permitted under the Credit Agreement. The Credit Agreement also provides that, upon satisfaction of certain conditions, the Borrowers may increase the aggregate principal amount of loans outstanding thereunder by up to $50,000, subject to receipt of additional lending commitments for such loans.

On March 15, 2013, the Borrowers entered into the First Amendment to the Credit Agreement, or the “Amendment.” Pursuant to the Amendment, the Credit Agreement was amended to, among other things: (i) increase the aggregate principal amount of the revolving credit facility from $40,000 to $60,000; (ii) increase the maximum ratio of total funded debt to EBITDA for purposes of permitted acquisitions from 4.00 to 1.00 to 4.25 to 1.00; (iii) increase the basket for purchase money debt and capital leases from $13,000 to $25,000; (iv) increase the general investment basket from $20,000 to $30,000; and (v) increase the annual limit on capital expenditures from $12,000 to $20,000. The increased $20,000 annual limit on capital expenditures excludes up to $14,000 in capital expenditures related to the Udi's new bread line and facilities consolidation.

Outstanding amounts under the Term Loan bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 5.75% or (b) a Base Rate (equal in this context to the greater of (i) 2.25% and (ii) the lowest of (x) the Agent's prime rate, (y) the federal funds rate plus 1/2 of 1.00% and (z) LIBOR plus 1.00%) plus 4.75%. The Term Loan amortizes in equal quarterly installments of 0.25% of the initial principal amount, which began on September 30, 2012, with the balance due at maturity.

Outstanding amounts under the Revolver bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 5.25% or (b) a Base Rate (equal in this context to the lowest of (x) the Agent's prime rate, (y) the federal funds rate plus 1/2 of 1.00% and (z) LIBOR plus 1.00%) plus 4.25%. The margin over LIBOR and the Revolving Base Rate may be adjusted periodically based on our ratio of total funded debt to consolidated EBITDA, with 5.50% per annum being the maximum LIBOR margin and 4.50% per annum being the maximum Base Rate margin established by such adjustment mechanism. The Borrowers are required to pay a commitment fee on the unused commitments under the Revolver at an initial rate equal to 0.50% per annum (subject to a similar leverage-based step-down). The commitment fee rate at March 31, 2013 was 0.375%.

We currently have not entered into any interest rate swaps. Under the Credit Agreement, the Borrowers are not required to enter into an interest rate swap until the market LIBOR rate exceeds 1.25% for 20 of the last 30 consecutive days. The three-month LIBOR rate at March 31, 2013 was 0.28%.

The loans and other obligations under the Credit Agreement (including in respect of hedging agreements and cash management obligations) are (a) guaranteed by us and our existing and future domestic subsidiaries and (b) secured by substantially all of our assets and those of our existing and future domestic subsidiaries, in each case subject to certain customary exceptions and limitations.

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

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

of term and revolving  loans voluntarily prepaid by the Borrowers during such fiscal year (other than voluntary prepayments made with the proceeds of issuances of additional indebtedness for borrowed money).

The terms of the Credit Agreement require each of the Borrowers (on a consolidated basis and subject to certain customary exceptions) to meet the following financial covenants:

•
maintenance of maximum total funded debt to consolidated EBITDA (as defined in the Credit Agreement) of not more than 5.0 to 1.0, initially (and at March 31, 2013), and decreasing to 3.5 to 1.0 over the term of the Credit Agreement;

•
maintenance of minimum consolidated EBITDA (as defined in the Credit Agreement) to consolidated interest charges of 2.75 to 1.0, initially (and at March 31, 2013), and increasing to 3.25 to 1.0 over the term of the Credit Agreement; and

•	the Borrowers are also limited to spending not more than $20,000 of capital expenditures per year with any unexpended amounts carried over to the next twelve months.

At March 31, 2013, we and each of the Borrowers were in compliance with all of our financial covenants.

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

Contract Payable and Capital Leases

In addition to the indebtedness under the Credit Agreement, we have recorded a contract payable of $2,750 representing the unpaid balance on a 2010 acquisition. This amount will be paid in annual installments over the next two years, together with related interest. As of March 31, 2013, $1,375 of this amount is due within twelve months and therefore included within "Accounts payable and accrued expenses" on the Consolidated Balance Sheet.

We have $106 of capital lease obligations for certain of our manufacturing equipment.

Maturities

Under the Credit Agreement and the contract payable, the Company and the Borrowers are required to pay the following amounts for their collective debt and contract obligations during the following years ended December 31:

Remainder of 2013	$18
2014	1,397
2015	1,995
2016	2,419
2017	2,427
Thereafter	231,800
Total	$240,056

10.    Stock-Based Compensation

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Stock-based compensation consists of stock options and restricted stock units ("RSUs").

Stock Options

We and our stockholders have authorized the issuance of up to 12,150,000 stock options under our Second Amended and Restated Stock and Awards Plan (the "Stock Plan").  As a result of the 2011 option exchange program (the "Option Exchange"), 432,178 of these options are no longer available to be granted. As of March 31, 2013, 328,996 options remained available for future grants.

In addition, during the first quarter of 2008, the compensation committee and a sub-committee of the compensation committee approved the issuance of up to 1,375,000 inducement stock option grants to new employees outside of our stock plan pursuant to NASDAQ Marketplace Rule 4350.  As a result of the Option Exchange, 600,000 of these options are no longer available to be granted. As of March 31, 2013, all of these stock options have been granted.

During the third quarter of 2012, we adopted the Smart Balance, Inc. 2012 Inducement Award Plan which allows for the issuance of up to 1,300,000 inducement stock options to new employees. The options have a ten-year term and an exercise price equal to the fair market value of our common stock on the date of grant. The options vest in four equal installments beginning on the first anniversary of the grant date. As of March 31, 2013, 150,000 options remained available for granting.

We utilize traditional service-based stock options typically with a four year graded vesting (25% vest each year). We have also granted market condition-based stock options which vest when the underlying stock price closes at $8.00, $12.00, $16.00, $16.75 and $20.25 for 20 out of 30 consecutive trading days. Stock options are granted to recipients at exercise prices not less than the fair market value of the Company’s stock on the dates of grant.

Additional information with respect to stock option activity is as follows:

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding at December 31, 2012	11,654,333	$7.91	6.81
Options granted	272,500	10.47	9.89
Options exercised	(1,000)	4.60	4.25
Options canceled/forfeited	(125,000)	10.00	4.25
Options outstanding at March 31, 2013	11,800,833	$7.95	6.67
Exercisable at March 31, 2013	4,834,626	$7.34	5.70

The weighted-average grant-date fair value of options granted during the first three months of 2013 was $5.27.

As of March 31, 2013, the total compensation cost related to non-vested awards not yet recognized was $16,344 with a weighted average remaining period of 2.03 years over which it is expected to be recognized.

We account for our stock-based compensation awards in accordance with GAAP for share-based payments, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

Stock-based compensation expense relating to stock options included in operations is as follows:

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
Service period-based	$1,341	$481
Market price-based $8.00	—	131
Market price-based $12.00	—	60
Market price-based $16.00	47	42
Market price-based $16.75	31	32
Market price-based $20.25	26	26
Total	$1,445	$772

For the traditional service-based stock options, we estimated the fair value, as of the date of grant, using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.07% - 4.67%, expected life of 6.25 years for the service-based options, no dividends and volatility of 35.9% - 55.08%. The cost of the service-based stock options is being amortized over a four-year vesting period. In the case of the market price-based stock options, we used the Monte Carlo valuation model and have assumed an expected life of ten years.  We have incorporated a forfeiture rate of 2.5% - 4.0% on all stock options.  We recognize compensation expense for the market price-based options over the estimated vesting period, which has been determined to be 1.43 years for the $8.00 awards, 2.92 years for the $12.00 awards, 3.90 years for the $16.00 awards, 2.75 - 4.82 years for the $16.75 awards and 3.68 - 5.53 years for the $20.25 awards.

Restricted Stock Units

In September 2011, we began granting RSUs to certain board members and employees. These RSUs were issued under the Stock Plan and are subject to its terms and conditions. We issued RSUs where the compensation cost is recognized on a straight-line basis over the requisite period the holder is required to render service. We also issued market condition-based RSUs which vest when the underlying stock price closes at $8.00, $12.00 and $16.00 for 20 out of 30 consecutive trading days. We recognize compensation expense for the market price-based RSUs over the estimated vesting period, which has been determined to be 1.43 years for the $8.00 awards, 2.92 years for the $12.00 awards and 3.90 years for the $16.00 awards. The $8.00 and $12.00 awards vested during 2012 as the required conditions were met. We recognized $405 and $790, respectively, of stock-based compensation for our RSUs in the three months ended March 31, 2013 and 2012.

Additional information with respect to RSU activity is as follows:

	Number of Outstanding Units	Weighted Average Remaining Life (Years)
RSUs outstanding (unvested) at December 31, 2012	948,750	2.36
RSUs granted	—	—
RSUs vested	—	—
RSUs outstanding (unvested) at March 31, 2013	948,750	2.11

11.    Stock Repurchase Activities

In the fourth quarter of 2009, our Board of Directors approved the repurchase of up to $25,000 of shares of our common stock in 2010 and 2011. Through December 31, 2011, we repurchased 3,690,663 shares under this program at an average price of $4.23 per share for an aggregate purchase price of $15,595. In the fourth quarter of 2011, the share repurchase program was renewed starting January 1, 2012 and continuing through December 31, 2013, and we are authorized to purchase up to $25,000 in shares during such time period. No shares were repurchased during 2012 or during the first quarter of 2013.

12.    License

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

A substantial portion of our business is dependent on our exclusive worldwide license of certain technology from Brandeis University. This license agreement, dated September 1996, imposes certain obligations upon us, such as diligently pursuing the development of commercial products under the licensed technology. The agreement for each country expires at the end of the term of each patent in such country and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that we have failed to meet our obligations under the license agreement, Brandeis could seek to limit or terminate our license rights. Royalties earned by Brandeis, which are included within "General and Administrative" expenses in the Consolidated Statement of Income (Loss) and Comprehensive Income (Loss), were $294 and $309 for the three months ended March 31, 2013 and 2012, respectively.

13.    Income Taxes

Our effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which we operate and the amount of taxable income we earn. The effective tax rate for the three months ended March 31, 2013 and 2012 was 44.4% and 39.7%, respectively.

14.    Earnings Per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2013	2012
Basic and diluted earnings per share:
Numerator:
Net income	$3,961	$3,703

Denominator:
Weighted average shares used in basic computation	59,504	58,940
Add: Stock options and RSUs	2,672	240
Weighted average shares used in diluted computation	62,176	59,180

Earnings per share, basic	$0.07	$0.06
Earnings per share, diluted	$0.06	$0.06

Diluted earnings per share excluded the weighted-average impact of the assumed exercise of approximately 4.4 million and 8.9 million stock options and RSUs, in the three months ended March 31, 2013 and 2012, respectively, because such impact would be anti-dilutive.

15.    Legal Proceedings and Contingencies

Commitments

In addition to those disclosed in the Company's 2012 Annual Report on Form 10-K, as of March 31, 2013, we had the following commitments:

Forward purchase commitments for a portion of our projected commodity requirements may be stated at a firm price or as a discount or premium from a future commodity market price. These commitments total approximately $59,559 as of March 31, 2013. The majority of these commitments are expected to be liquidated within one year.

Legal Proceedings

BOULDER BRANDS, INC. AND SUBSIDIARIES
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
In October 2011, a class action lawsuit was filed against us in the U.S. District Court for the District of New Jersey alleging that the labeling and marketing of our Smart Balance® “Fat Free Milk and Omega-3s” products are unfair, deceptive, and improper because they contain 1g of fat from the Omega-3 fatty acid oil blend in the products. That lawsuit was voluntarily dismissed by the plaintiffs on February 22, 2013, and it is now fully and finally concluded.
On February 21, 2013, a class action lawsuit relating to the labeling of Smart Balance® Fat Free Milk products was filed in the U.S. District Court for the Southern District of New York, or the "Southern District," alleging the label and marketing was misleading because, although the labels says “Fat Free Milk” the product contains 1g of fat from the Omega-3 fatty acid oil blend in the products. The Company will move to dismiss the lawsuit and intends to vigorously defend itself against these allegations. We do not expect that the resolution of this matter will have a material adverse effect on our business.
On July 28, 2012, a class action lawsuit was filed in the U.S. District Court for the Southern District of California claiming that the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products is false, misleading and deceptive (the "California Case"). On September 18, 2012, we moved to dismiss the complaint. That motion remains pending.  A substantially similar class action lawsuit related to the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products was filed on August 9, 2012 in the Southern District. In light of its similarity to the California Case, the Southern District stayed all activity in the case pending a decision in the California Case. We believe the allegations contained in both of these complaints are without merit and we intend to vigorously defend ourselves against these allegations. We do not expect that the resolution of this matter will have a material adverse effect on our business.
On August 29, 2012, legal proceedings were filed against us and others in Canada, Province of Quebec, District of Montreal, by Stepworth Holdings Inc. in connection with an indemnification claim made by us against Stepworth, which sold Glutino to us. In those legal proceedings, Stepworth seeks a declaration that it is not required to indemnify us for losses arising from a claim made by Osem, a Glutino supplier, against us. As such, it seeks a declaration that it is entitled to the purchase price for Glutino placed in escrow to cover indemnification claims made by us against Stepworth. In a related proceeding, on September 24, 2012, we filed proceedings in the same court in Canada against the Glutino supplier and others, seeking a declaration that the supplier's claim against us is not valid. On December 4, 2012, Osem filed proceedings against the Company, in the same Canadian court seeking $16,882 (in Canadian dollars) for the Company's reduction in the volume of purchases from Osem. We intend to defend ourselves in this litigation. We do not expect that the resolution of this matter will have a material adverse effect on our business.
We are not a party to any other legal proceeding that we believe would have a material adverse effect on our business, results of operations or financial condition.
16.    Segments

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

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
Net Sales:
Natural	$60,228	$24,132
Smart Balance	46,425	55,159
	$106,653	$79,291

Brand Profit:
Natural	$17,211	$5,846
Smart Balance	13,573	15,756
Total reportable segments	30,784	21,602
Less:
General and administrative, excluding royalty expense (income), net	17,841	13,984
Restructuring, acquisition and integration-related costs	203	(138)
Interest expense	4,771	1,160
Other expense	844	458
Income before income taxes	$7,125	$6,138

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the March 31, 2013 Consolidated Financial Statements and the related Notes contained in this quarterly report on Form 10-Q for the quarter ended March 31, 2013 and our Annual Report on Form 10-K for the year ended December 31, 2012. Forward-looking statements in this section are qualified by the cautionary statements included under the heading “Cautionary Note Regarding Forward Looking Information,” above.

Company Overview

We are a leading supplier of gluten-free and health and wellness products in the U.S. and Canada. We distribute our products in all major retail channels, including natural, grocery, club and mass merchandise.   We also have a presence in the foodservice and industrial channels.  Our product portfolio consists of spreads, milk and other grocery products marketed under the Smart Balance®, Earth Balance® and Bestlife™  brands, and gluten-free products sold under the Udi's®,  Glutino® and Gluten-Free Pantry®  brands.

We primarily outsource production of finished goods to third-party manufacturers.  Glutino currently has one leased manufacturing facility in Canada dedicated to the manufacturing of gluten-free products. Udi's currently has five leased facilities in Denver, Colorado.

Our mission is to become the leading health and wellness company building out and acquiring natural brands that address consumer need states. These “need states” include heart-health (Smart Balance), gluten-free diets (Glutino and Udi's), plant-based diets (Earth Balance), and weight management (Bestlife).  Our focus is on supporting each of our brands with a robust pipeline of innovation, strong customer partnerships to fast-track distribution build-out, and strong consumer support through marketing and education to drive awareness and loyalty.  Our vision is to help change the way consumers eat - one product & one solution at a time.

Our business consists of two reportable segments: Smart Balance and Natural. The Smart Balance segment consists of our branded products in spreads, butter, grocery, and milk. The Natural segment consists of our Earth Balance, Glutino and Udi's branded products.

Restructuring

As part of continuing efforts to increase efficiency and effectiveness and position the Company for success, we undertook two organizational restructurings in 2010, reducing our total number of employees by approximately 12%. The cost of the combined actions in the second and fourth quarters of 2010 totaled $4.1 million. In 2011, we undertook an additional organizational restructuring, resulting in restructuring charges of $1.5 million. In the third quarter of 2012, in connection with the acquisition of Udi's and the establishment of two reportable operating segments, we eliminated the role of President and Chief Operating Officer, and two other positions, further streamlining our management team. The cost of these actions in 2012 totaled $2.6 million.

Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

	Three Months Ended March 31,
(In millions, except per share data)	2013	2012	$ Change	% Change
Net sales	$106.7	$79.3	$27.4	34.5%
Cost of goods sold	61.1	44.2	16.9	38.2%
Gross profit	45.6	35.1	10.5	29.9%

Operating expenses:
Marketing	7.1	6.8	0.3	4.0%
Selling	8.2	6.8	1.4	21.0%
General and administrative	17.3	13.9	3.4	25.0%
Restructuring, acquisition and integration-related costs	0.2	(0.1)	0.3	(247.1)%
Total operating expenses	32.8	27.3	5.5	20.2%
Operating income	12.7	7.8	4.9	64.3%

Interest expense	(4.8)	(1.2)	(3.6)	311.3%
Other expense, net	(0.8)	(0.5)	(0.3)	84.3%
Total other expenses, net	(5.6)	(1.6)	(4.0)	247.0%
Income before income taxes	7.1	6.1	1.0	16.1%
Provision for income taxes	3.2	2.4	0.8	29.9%
Net income	$4.0	$3.7	$0.3	7.0%
Earnings per share:
Basic	$0.07	$0.06	$0.01	16.7%
Diluted	$0.06	$0.06	$—	—%
Note: Amounts may not add due to rounding.

Net Sales

Total net sales of $106.7 million for the three months ended March 31, 2013 increased by $27.4 million, or 34.5%, from $79.3 million in the three months ended March 31, 2012. The increase was related to an increase in our Natural segment net sales, partly offset by a decrease in our Smart Balance segment net sales.

Net sales from our Smart Balance segment of $46.4 million for the three months ended March 31, 2013 decreased by $8.8 million, or 16.0%, from $55.2 million in the three months ended March 31, 2012. The decrease was primarily related to a decrease in volume of Smart Balance spreads due to competitive promotional levels and continued consumer price sensitivity to premium products, as well as the winding down of Bestlife spreads and Smart Balance butter blends. The decrease in spreads was partly offset by the introduction of spreadable butter in 2012. Volume decreases resulted in a decrease in net sales of approximately $8.3 million.

Net sales from our Natural segment of $60.3 million for the three months ended March 31, 2013 increased by $36.2 million from $24.1 million in the three months ended March 31, 2012. The increase was primarily related to the acquisition of Udi's (acquired in July 2012) adding $29.5 million of net sales in 2013, as well as increases in Glutino products of $5.2 million and volume increases in Earth Balance of approximately $1.8 million.

Cost of Goods Sold

Total cost of goods sold of $61.1 million for the three months ended March 31, 2013 increased by $16.9 million, or 38.2%, from $44.2 million in the three months ended March 31, 2012. The increase was related to an increase in our Natural segment cost of goods sold, partly offset by a decrease in our Smart Balance segment cost of goods sold.

Cost of goods sold for our Smart Balance segment were $25.1 million for the three months ended March 31, 2013, a decrease of $4.2 million, or 14.5%, from $29.3 million in the three months ended March 31, 2012. The decrease was primarily related to the decrease in net sales, partly offset by an increase in commodity costs.

Cost of goods sold for our Natural segment were $36.0 million for the three months ended March 31, 2013, an increase of $21.1 million from $14.9 million in the three months ended March 31, 2012. The increase was primarily related to the acquisition of Udi's (acquired in July 2012) adding $17.3 million of cost of goods sold in the three months ended March 31, 2013.

Brand Profit

The Company uses the term "brand profit" as its segment measure of profitability. Brand profit is a non-GAAP measure. Brand profit is calculated as gross profit less marketing, selling and royalty expense (income), net. Brand profit is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. For a reconciliation of brand profit to income before income taxes, see "Non-GAAP Financial Measure" below.

Total brand profit of $30.8 million for the three months ended March 31, 2013 increased by $9.2 million, or 42.5%, from $21.6 million in the three months ended March 31, 2012. The increase was related to an increase in our Natural segment brand profit, partly offset by a decrease in our Smart Balance segment brand profit.

Brand profit from our Smart Balance segment of $13.6 million for the three months ended March 31, 2013 decreased by $2.2 million, or 13.9%, from $15.8 million in the three months ended March 31, 2012. Gross profit decreased $4.5 million in the three months ended March 31, 2013 compared to the 2012 period and as a percentage of net sales was 45.9% for the three months ended March 31, 2013 compared to 46.8% during the same period in 2012. The decrease in margins was primarily due to higher promotion expenses in spreads. The decrease in gross profit was partly offset by decreases in non-promotional marketing of $0.9 million, selling expenses of $0.7 million and net royalties of $0.7 million.
Brand profit from our Natural segment of $17.2 million for the three months ended March 31, 2013 increased by $11.4 million from $5.8 million in the three months ended March 31, 2012. Gross profit increased $15.0 million in the three months ended March 31, 2013 compared to the 2012 period and as a percentage of net sales was 40.3% for the three months ended March 31, 2013 compared to 38.5% during the same period in 2012. The increase in margins primarily relates to the timing of the Udi's acquisition, as well as an increase in margins on our Glutino products. The increase in gross profit was partly offset by increases in selling expenses of $2.1 million and non-promotional marketing of $1.2 million primarily due to the acquisition of Udi's and increase in sales.

General and administrative

General and administrative expenses of $17.3 million for the three months ended March 31, 2013 increased $3.4 million, or 25.0%, from $13.9 million in the three months ended March 31, 2012. General and administrative expense in the three months ended March 31, 2013 included the results of Udi's which added $2.1 million of expenses as well as increased amortization expense of $0.8 million relating to its intangible assets. General and administrative expense also increased in the three months ended March 31, 2013 due to an increase in stock-based compensation charges of $0.3 million due to additional grants of options.

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs for the three months ended March 31, 2013 were $0.2 million.

Total other expenses, net

We had total other expenses, net of $5.6 million for the three months ended March 31, 2013 and $1.6 million in the corresponding period in 2012. The results for 2013 and 2012 included interest expense of $4.8 million and $1.2 million, respectively.  The increase in interest expense was due to the increase in debt outstanding under the Credit Agreement (as defined below) and increased amortization of debt costs. Also included in other expense in 2013 were currency translation losses of $0.3 million, a loss of $0.2 million on commodity hedging derivatives and the write-off of certain equipment of $0.2 million. Also included in other expense in 2012 was a loss of $0.3 million on commodity hedging derivatives.

Provision for income taxes

The effective tax rate for the three months ended March 31, 2013 was 44.4%, primarily as a result of a $0.2 million adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options.  The effective tax rate for the three months ended March 31, 2012 was 39.7%.

Net Income

Our net income for the three months ended March 31, 2013 was $4.0 million compared to $3.7 million in the three months ended March 31, 2012. The $0.3 million increase was primarily due to higher operating income, partly offset by higher interest expense and income taxes.

Non-GAAP Financial Measure

The Company reports its financial results in accordance with accounting principles generally accepted in the United States, or “GAAP.”

The Company uses the term “brand profit” as its segment measure of profitability. Brand profit is a non-GAAP measure. Brand profit is calculated as gross profit less marketing, selling and royalty expense (income), net. Brand profit is the measure utilized by management in making decisions about allocating resources to segments and measuring their performance. Management believes this measure best reflects the segment's financial results from ongoing operations. The following table reconciles brand profit by segment to income before income taxes calculated in accordance with GAAP:

	Three Months Ended March 31,
	2013	2012
Brand Profit:
Natural	$17.2	$5.8
Smart Balance	13.6	15.8
Total brand profit for reportable segments	30.8	21.6
Less:
General and administrative, excluding royalty expense (income), net	17.9	13.9
Restructuring, acquisition and integration-related costs	0.2	(0.1)
Interest expense	4.8	1.2
Other expense, net	0.8	0.5
Income before income taxes	$7.1	$6.1

Liquidity and Capital Resources

Cash Flows

As of March 31, 2013, we had cash and cash equivalents of $7.6 million, a decrease of $3.9 million from December 31, 2012. The following table summarizes the change:

	Three Months Ended March 31,
(in millions)	2013	2012	$ Change	% Change
Cash provided by (used in):
Operating activities	$(0.4)	$0.4	$(0.8)	(212.6)%
Investing activities	(6.1)	(3.7)	(2.4)	(66.8)%
Financing activities, net	2.6	1.6	1.0	63.2%
Effect of exchange rate changes	—	—	—	—
Net change in cash and cash equivalents	$(3.9)	$(1.7)	$(2.2)	(140.9)%

Cash used in operating activities was $0.4 million for the three months ended March 31, 2013 compared to cash provided by operating activities of $0.4 million in the corresponding period in 2012, primarily due to increased working capital needs, partially offset by an increase in net income before depreciation, amortization and other non-cash expenses.

Cash used in investing activities increased $2.4 million to $6.1 million in the three months ended March 31, 2013 from $3.7 million in 2012, primarily due to an increase in capital expenditures of $2.5 million in 2013 compared to 2012.

We generated $1.0 million more cash from financing activities during the three months ended March 31, 2013 compared with the same period in 2012, primarily due to increased borrowings in the 2013 period.

Liquidity

Our liquidity planning is largely dependent on our operating cash flows, which is highly sensitive to changes in demand, operating costs and pricing for our major products. While changes in key operating costs, such as outsourced production, advertising, promotion and distribution, may adversely affect cash flows, we have been able to continue to generate significant cash flows by adjusting costs. Our principal liquidity requirements are to finance current operations, pay down existing indebtedness and fund future expansion. Our new Credit Agreement also allows us to repurchase common stock subject to the satisfaction of certain conditions. No shares were repurchased during the three months ended March 31, 2013. Currently, our primary source of liquidity is cash generated by operations.

We believe that cash flows generated from operations, existing cash and cash equivalents and borrowing capacity under the revolving portion of our Credit Agreement should be sufficient to finance working capital requirements for our business for the foreseeable future.

As of March 31, 2013, $55.0 million was available for borrowing under our credit facility and we had $7.6 million of cash.

Financing

As of March 31, 2013, we had $232.2 million outstanding under the Term Loan and $5.0 million under the Revolver.

Cash paid for interest during the three months ended March 31, 2013 was $4.2 million. The interest rates for outstanding obligations at March 31, 2013 were 7.00% for the Term Loan and 5.49% under the Revolver while the commitment fee on the unused line was 0.38%.

During the three months ended March 31, 2013, the Borrowers repaid $0.6 million under the Term Loan and borrowed $5.0 million under the Revolver.

On July 2, 2012, GFA Brands, Inc., Glutino USA, Inc., UHF Acquisition Corp. and Udi's, (collectively, the “Borrowers”) entered into a credit agreement, which the Company and the U.S. subsidiaries of the Borrowers joined as guarantors, with a group of lenders and Bank of Montreal, as administrative agent (the “Agent”), pursuant to which the Borrowers established a new senior secured credit facility (the “Credit Agreement”) in an aggregate principal amount of $280 million, consisting of a term loan B (the “Term Loan”) in an aggregate principal amount of $240 million and a revolving credit facility (the “Revolver”) in an aggregate principal amount of $40 million (with sublimits for swingline loans and the issuance of letters of credit). The Term Loan will mature on July 2, 2018 and the Revolver will mature on June 30, 2017.

The proceeds of the Term Loan were used to finance the acquisition of Udi's (see Note 2 - Acquisition), to refinance certain existing indebtedness of ours and our subsidiaries and to fund certain fees and expenses associated therewith. In the future, the Revolver may be used by the Borrowers for working capital and for other general corporate purposes, including acquisitions and investments, permitted under the Credit Agreement. The Credit Agreement also provides that, upon satisfaction of certain conditions, the Borrowers may increase the aggregate principal amount of loans outstanding thereunder by up to $50 million, subject to receipt of additional lending commitments for such loans.

On March 15, 2013, the Borrowers entered into the First Amendment to the Credit Agreement, or the “Amendment.” Pursuant to the Amendment, the Credit Agreement was amended to, among other things: (i) increase the aggregate principal amount of the revolving credit facility from $40.0 million to $60.0 million; (ii) increase the maximum ratio of total funded debt to EBITDA for purposes of permitted acquisitions from 4.00 to 1.00 to 4.25 to 1.00; (iii) increase the basket for purchase money debt and capital leases from $13.0 million to $25.0 million; (iv) increase the general investment basket from $20.0 million to $30.0 million; and (v) increase the annual limit on capital expenditures from $12.0 million to $20.0 million. The increased $20.0 million annual limit on capital expenditures excludes up to $14.0 million in capital expenditures related to the Udi's new bread line and facilities consolidation.

Outstanding amounts under the Term Loan bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 5.75% or (b) a Base Rate (equal in this context to the greater of (i) 2.25% and (ii) the lowest of (x) the Agent's prime rate, (y) the federal funds rate plus 1/2 of 1.00% and (z) LIBOR plus 1.00%) plus 4.75%. The Term Loan will amortize in equal quarterly installments of 0.25% of the initial principal amount beginning on September 30, 2012, with the balance due at maturity.

Outstanding amounts under the Revolver bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 5.25% or (b) a Base Rate (equal in this context to the lowest of (x) the Agent's prime rate, (y) the federal funds rate plus 1/2 of 1.00% and (z) LIBOR plus 1.00%) plus 4.25%. The margin over LIBOR and the Revolving Base Rate may be adjusted periodically based on our ratio of total funded debt to consolidated EBITDA, with 5.50% per annum being the maximum LIBOR margin and 4.50% per annum being the maximum Base Rate margin established by such adjustment mechanism. The Borrowers are required to pay a commitment fee on the unused commitments under the Revolver at an initial rate equal to 0.50% per annum (subject to a similar leverage-based step-down). The commitment fee rate at March 31, 2013 was 0.375%.

We currently have not entered into any interest rate swaps. Under the Credit Agreement, the Borrowers are not required to enter into an interest rate swap until the market LIBOR rate exceeds 1.25% for 20 of the last 30 consecutive days. The three-month LIBOR rate at March 31, 2013 was 0.28%.

The loans and other obligations under the Credit Agreement (including in respect of hedging agreements and cash management obligations) are (a) guaranteed by us and our existing and future domestic subsidiaries and (b) secured by substantially all of our the assets and those of our existing and future domestic subsidiaries, in each case subject to certain customary exceptions and limitations.

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

The terms of the Credit Agreement require each of the Borrowers (on a consolidated basis and subject to certain customary exceptions) to meet the following financial covenants:

•
maintenance of maximum total funded debt to consolidated EBITDA (as defined in the Credit Agreement) of not more than 5.0 to 1.0, initially (and at March 31, 2013), and decreasing to 3.5 to 1.0 over the term of the Credit Agreement;

•
maintenance of minimum consolidated EBITDA (as defined in the Credit Agreement) to consolidated interest charges of 2.75 to 1.0, initially (and at March 31, 2013), and increasing to 3.25 to 1.0 over the term of the Credit Agreement; and

•	the Borrowers are also limited to spending not more than $20 million of capital expenditures per year with any unexpended amounts carried over to the next twelve months.

At March 31, 2013, we and each of the Borrowers were in compliance with all of our financial covenants.

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

Contract Payable and Capital Leases

In addition to the indebtedness under our Credit Agreement, we have recorded a contract payable of $2.8 million representing the unpaid balance on a 2010 acquisition. This amount will be paid in annual installments over the next two years, together with related interest. As of March 31, 2013, $1.4 million of this amount is due within 12 months and is therefore included within "Accounts payable and accrued expenses" on the Consolidated Balance Sheet.

As of March 31, 2013, we had $0.1 million of capital lease obligations for certain of our manufacturing equipment.

Maturities

Under the Credit Agreement and the contract payable, the Company and the Borrowers are required to pay the following amounts for their collective debt and contract obligations during the years ended December 31:

Remainder of 2013	$—
2014	1.4
2015	2.0
2016	2.4
2017	2.4
Thereafter	231.8
Total	$240.0

Contractual Obligations

There has been no material change to our contractual obligations as disclosed in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2013, other than those disclosed in the Notes to our Consolidated Financial Statements contained herein.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks due primarily to changes in interest rates on our variable interest rate debt. Under our Credit Agreement, we are subject to changes in interest rates, but are not required to enter into an interest rate swap until the market LIBOR rate exceeds 1.25% for 20 of the last 30 consecutive business days. The three-month LIBOR rate at March 31, 2013 was 0.28%.

We purchase significant amounts of soy, palm and canola oil, peanuts and rice products to support the needs of our brands. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. These forward purchase commitments qualify as normal purchases and sales in the normal course of business and accordingly, do not qualify as derivatives under existing authoritative accounting guidance, namely ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” Based on the most recent prices for soy, palm and canola oil and peanuts and rice products, as of March 31, 2013 we had commitments of $59.6 million. We are exposed to market risk from commodity pricing changes. In order to minimize price variability and to manage risk, we enter into derivative hedging arrangements with counterparties for butter and milk. These derivatives must be net settled in cash and are marked-to-market each period within the consolidated statement of operations.

We are exposed to market risk from changes in interest rates charged on our debt. The impact on earnings is subject to change as a result of movements in market rates. A hypothetical increase in interest rates of 100 basis points would result in potential reduction of future pre-tax earnings of approximately $2.4 million per year. Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business and other factors.

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

Item 4.    Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2013. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management's evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the three months ended March 31, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Note regarding acquisition

In making our assessment of disclosure controls and procedures and of changes in internal control over financial reporting as of March 31, 2013, we have excluded the operations of Udi's. We are currently assessing the control environment of this acquired business. Udi's net sales constitute approximately 8% of our net sales for the three months ended March 31, 2013, and Udi's assets constitute approximately 20% of our total assets as of March 31, 2013.

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
In October 2011, a class action lawsuit was filed against us in the U.S. District Court for the District of New Jersey alleging that the labeling and marketing of our Smart Balance® “Fat Free Milk and Omega-3s” products are unfair, deceptive, and improper because they contain 1g of fat from the Omega-3 fatty acid oil blend in the products. That lawsuit was voluntarily dismissed by the plaintiffs on February 22, 2013, and it is now fully and finally concluded.
On February 21, 2013, a class action lawsuit relating to the labeling of Smart Balance® Fat Free Milk products was filed in the U.S. District Court for the Southern District of New York, or the "Southern District," alleging the label and marketing was misleading because, although the labels says “Fat Free Milk” the product contains 1g of fat from the Omega-3 fatty acid oil blend in the products. The Company will move to dismiss the lawsuit and intends to vigorously defend itself against these allegations. We do not expect that the resolution of this matter will have a material adverse effect on our business.
On July 28, 2012, a class action lawsuit was filed in the U.S. District Court for the Southern District of California claiming that the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products is false, misleading and deceptive (the "California Case"). On September 18, 2012, we moved to dismiss the complaint. That motion remains pending.  A substantially similar class action lawsuit related to the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products was filed on August 9, 2012 in the Southern District. In light of its similarity to the California Case, the Southern District stayed all activity in the case pending a decision in the California Case. We believe the allegations contained in both of these complaints are without merit and we intend to vigorously defend ourselves against these allegations. We do not expect that the resolution of this matter will have a material adverse effect on our business.
On August 29, 2012, legal proceedings were filed against us and others in Canada, Province of Quebec, District of Montreal, by Stepworth Holdings Inc. in connection with an indemnification claim made by us against Stepworth, which sold Glutino to us. In those legal proceedings, Stepworth seeks a declaration that it is not required to indemnify us for losses arising from a claim made by Osem, a Glutino supplier, against us. As such, it seeks a declaration that it is entitled to the purchase price for Glutino placed in escrow to cover indemnification claims made by us against Stepworth. In a related proceeding, on September 24, 2012, we filed proceedings in the same court in Canada against the Glutino supplier and others, seeking a declaration that the supplier's claim against us is not valid. On December 4, 2012, Osem filed proceedings against the Company, in the same Canadian court seeking $16.9 million (in Canadian dollars) for the Company's reduction in the volume of purchases from Osem. We intend to defend ourselves in this litigation. We do not expect that the resolution of this matter will have a material adverse effect on our business.
We are not a party to any other legal proceeding that we believe would have a material adverse effect on our business, results of operations or financial condition.
Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A of our 2012 Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.    Exhibits

See the exhibit index located elsewhere in this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 2, 2013	BOULDER BRANDS, INC. (Registrant)

/s/ Stephen B. Hughes
Stephen B. Hughes Chairman and Chief Executive Officer (Authorized officer of Registrant)

/s/ Christine Sacco
Christine Sacco Chief Financial Officer, Treasurer (Principal financial officer of Registrant)

Exhibit Index

10.1
First Amendment, dated as of March 15, 2013, to Credit Agreement by and among GFA Brands, Inc., UHF Acquisition Corp. and Udi's Healthy Foods, LLC, as borrowers, the Company, as a guarantor, the several financial institutions listed on the signature pages thereto, as lenders, and Bank of Montreal, as administrative agent (1)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB	XBRL Taxonomy Label Linkbase Document (2)

101.PRE	XBRL Extension Presentation Linkbase Document (2)

1	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on March 19, 2013.

2
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.