Form 10-Q/A
period 2013-03-31
BOULDER BRANDS, INC.
filed 2013-05-07
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note

This Amendment No. 1 to our quarterly Report on Form 10-Q/A amends the certifications contained in our Form 10-Q for the quarterly period ended March 31, 2013, originally filed on May 2, 2013 (the “Original Filing”). We are filing this Amendment No. 1 solely for the purpose of changing the reference to September 30, 2012 on Exhibit 32.1 to the correct date of March 31, 2013 and to change the reference to Smart Balance, Inc. on Exhibits 31.1, 31.2 and 32.1 to the correct registrant name of Boulder Brands, Inc.

This Amendment No. 1 does not affect any other information contained in the Original Filing.

Item 6.    Exhibit

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

May 7, 2013	BOULDER BRANDS, INC. (Registrant)

/s/ Stephen B. Hughes
Stephen B. Hughes Chairman and Chief Executive Officer (Authorized officer of Registrant)

/s/ Christine Sacco
Christine Sacco Chief Financial Officer, Treasurer (Principal financial officer of Registrant)

3