Form 10-Q
period 2013-06-30
BOULDER BRANDS, INC.
filed 2013-08-01
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2013	Commission File Number 001-33595

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
Yes ☐     No ☒

As of August 1, 2013, the Registrant had 59,530,204 shares of common stock, par value $.0001 per share, outstanding.

BOULDER BRANDS, INC. AND SUBSIDIARIES

i

Cautionary Note Regarding Forward Looking Statements

Statements made in this quarterly report that are not historical facts, including statements about the Company's plans, strategies, beliefs and expectations, are forward-looking and subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may include the use of the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe” and similar expressions. Forward-looking statements speak only as of the date they are made, and, except for the Company's ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statement, whether to reflect actual results of operations, changes in financial condition, changes in general economic or business conditions, changes in estimates, expectations or assumptions, or circumstances or events arising after the filing of this quarterly report. Actual results may differ materially from such forward-looking statements for a number of reasons, including those risks and uncertainties set forth in "Item 1A. Risk Factors," located in our annual report on Form 10-K for the year ended December 31, 2012, and the Company's ability to manage:

•	any adverse developments with respect to the sale of Smart Balance® buttery spreads products;

•	the loss of a significant customer or a significant reduction in purchase volume by any such customer;

•	the loss of a manufacturer or the inability of a manufacturer to fulfill its orders or to maintain the quality of its products;

•	the loss of Glutino's ability to access the manufacturing formulas for some of Glutino's gluten-free products which are owned by third parties;

•	the departure of one or more members of its executive management team;

•	the termination of its relationship with Acosta, Inc. to act as its primary sales agent for a significant portion of its products;

•	changes in consumer preferences and discretionary spending;

•	price increases;

•	its ability to protect its intellectual property;

•	its obligations under its principal license agreement with Brandeis University;

•	any sustained economic downturn in the U.S. and abroad and related consumer sentiment;

•	fluctuations in various food and supply costs as well as increased costs associated with product processing and transportation;

•	the regulation of its advertising;

•	adverse publicity or consumer concern regarding the safety and quality of food products or health concerns;

•	the absence of long-term contracts with its customers;

•	economic and political conditions in the U.S. and abroad;

•	foreign currency fluctuations;

•	the execution and integration of acquisitions;

•	the integration and operation of Glutino, Udi's and Davies and realization of the expected growth benefits from the Glutino, Udi's and Davies acquisitions;

•	the risks associated with updating and maintaining our manufacturing facilities;

•	the risks of entering into a new line of business where it has no prior experience;

•	relationships with the co-packers for its products;

•	insurance for potential liabilities;

•	its internal control over financial reporting;

•	volatility of the market price and trading volume of its common stock;

•	risks related to an increased number of employees, labor disputes and adverse employee relations;

•	risks associated with conducting business outside of the U.S.;

•	the numerous laws and governmental regulations its business operations may be subject to;

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

Part I.  Financial Information
Item 1. Financial Statements
BOULDER BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash	$3,102	$11,509
Accounts receivable, net of allowance of: $633 (2013) and $656 (2012)	30,128	30,323
Accounts receivable - other	1,009	3,277
Inventories, net	35,487	25,292
Prepaid taxes	246	3,206
Prepaid expenses and other assets	4,239	1,776
Deferred tax asset	7,140	6,201
Total current assets	81,351	81,584
Property and equipment, net	47,192	31,195
Other assets:
Goodwill	321,542	322,191
Intangible assets, net	227,794	233,691
Deferred costs, net	10,783	11,545
Other assets	3,879	1,748
Total other assets	563,998	569,175
Total assets	$692,541	$681,954
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$59,103	$60,592
Income taxes payable	110	110
Current portion of long-term debt	23	25
Total current liabilities	59,236	60,727
Long-term debt	237,273	232,890
Deferred tax liability	48,084	48,867
Contract payable	1,375	2,750
Other liabilities	1,214	1,232
Total liabilities	347,182	346,466

Commitment and contingencies
Boulder Brands, Inc. and Subsidiaries stockholders' equity:
Common stock, $.0001 par value, 250,000,000 shares authorized; 63,220,867 and 63,194,629 issued in 2013 and 2012, respectively and 59,530,204 and 59,503,966 outstanding in 2013 and 2012, respectively	6	6
Additional paid in capital	552,237	548,470
Accumulated deficit	(189,705)	(196,764)
Accumulated other comprehensive loss, net of tax	(1,811)	(629)
Treasury stock, at cost (3,690,663 shares)	(15,595)	(15,595)
Total Boulder Brands, Inc. and Subsidiaries stockholders' equity	345,132	335,488
Noncontrolling interest	227	—
Total equity	345,359	335,488
Total liabilities and stockholders' equity	$692,541	$681,954
See accompanying notes to the condensed consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$110,669	$75,989	$217,322	$155,280
Cost of goods sold	64,378	43,988	125,457	88,199
Gross profit	46,291	32,001	91,865	67,081

Operating expenses:
Marketing	7,893	6,486	14,969	13,291
Selling	8,973	6,339	17,208	13,142
General and administrative	17,640	13,157	34,960	27,011
Restructuring, acquisition and integration-related costs	1,104	1,692	1,307	1,554
Total operating expenses	35,610	27,674	68,444	54,998
Operating income	10,681	4,327	23,421	12,083

Other income (expense):
Interest expense	(4,878)	(1,290)	(9,649)	(2,450)
Other (expense) income, net	(660)	277	(1,504)	(181)
Total other (expense)	(5,538)	(1,013)	(11,153)	(2,631)
Income before income taxes	5,143	3,314	12,268	9,452
Provision for income taxes	2,049	2,830	5,213	5,265
Net income	3,094	484	7,055	4,187
Less: Net loss attributable to noncontrolling interest	4	—	4	—
Net income attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$3,098	$484	$7,059	$4,187

Earnings per share attributable to Boulder Brands, Inc. and Subsidiaries common stockholders:
Basic	$0.05	$0.01	$0.12	$0.07
Diluted	$0.05	$0.01	$0.11	$0.07

Weighted average shares outstanding:
Basic	59,507,191	58,940,675	59,505,599	58,940,361
Diluted	62,007,586	59,554,654	62,091,447	59,372,564

Net income	$3,094	$484	$7,055	$4,187
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(739)	(451)	(1,182)	2
Other comprehensive (loss) income	(739)	(451)	(1,182)	2
Comprehensive income	2,355	33	5,873	4,189
Less: Comprehensive loss attributable to noncontrolling interest	4	—	4	—
Comprehensive income attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$2,359	$33	$5,877	$4,189

See accompanying notes to the condensed consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$7,055	$4,187
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of intangibles	8,928	5,505
Amortization and write-off of deferred financing costs	1,154	340
Deferred income taxes	(1,031)	43
Stock-based compensation	3,765	3,467
Loss on disposal of property and equipment	217	—
Changes in assets and liabilities:
Accounts receivable	57	2,350
Inventories	(10,286)	352
Prepaid expenses and other assets	109	(7,118)
Prepaid taxes	2,950	(291)
Accounts payable and accrued expenses	(2,582)	1,034
Net cash provided by operating activities	10,336	9,869
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	(3,906)	—
Purchase of investment	(2,071)	—
Purchase of property and equipment	(14,630)	(3,551)
Proceeds from disposal of property and equipment	102	—
Patent/trademark defense costs	(1,075)	(1,429)
Net cash (used in) investing activities	(21,580)	(4,980)
Cash flows from financing activities
Proceeds from issuance of long-term debt	5,000	6,675
Repayment of debt	(1,987)	(8,032)
Payments for loan costs	(393)	(391)
Contribution from noncontrolling interest	230	—
Shares withheld for payment of employee payroll taxes	(7)	—
Proceeds from exercise of stock options	9	—
Net cash provided by (used in) financing activities	2,852	(1,748)
Effects of exchange rate changes on cash and cash equivalents	(15)	(1)
Net (decrease) increase in cash and cash equivalents for the period	(8,407)	3,140
Cash and cash equivalents - beginning of period	11,509	7,959
Cash and cash equivalents - end of period	$3,102	$11,099
Cash paid during the period for:
Income taxes	$3,255	$5,605
Interest	$8,373	$2,264

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

On July 2, 2012, we acquired Udi's Healthy Foods, LLC (“Udi's”) from its majority unit holder, Hubson Acquisition, LLC, an affiliate of E&A Industries, based in Indianapolis, IN, the family of founder Ehud Baron, and other minority unit holders.  See Note 2 - Acquisitions.

On March 5, 2013, the Company formed a new partnership with a third party called Boulder Brands Investment Group, LLC (BIG).    BIG will look to invest in early-stage growth companies in the natural and organic food and beverage sectors.  In the second quarter of 2013, the partners of BIG made their initial capital contributions and BIG made its first investment totalling $2,071, which is accounted for under the cost method.  As the Company has a controlling financial interest in BIG, it is consolidated with these Condensed Consolidated Financial Statements, and the applicable noncontrolling interest is reflected herein.  Investments in other companies are included in “Other assets” on the Condensed Consolidated Balance Sheets.

On May 1, 2013, we acquired Davies Bakery, or "Davies," a United Kingdom based gluten-free bakery and bread manufacturer, for approximately $3.9 million. See Note 2 - Acquisitions.

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

Revenue Recognition

We offer our customers and consumers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and advertising; such amounts are estimated and recorded as a reduction in revenue. For interim reporting, we estimate the total annual sales incentives for most programs and record a pro rata share in proportion to forecasted annual revenue. As a result, we have recorded a prepaid expense at June 30, 2013 of $1,709, which will be charged to expense over the remainder of the year.

2.      Acquisitions

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
The following unaudited pro forma financial information presents our combined results as though the Udi's acquisition occurred on January 1, 2011.

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Net sales	$98,855	$196,247
Net income	2,314	4,531
Basic and diluted earnings per share	$0.04	$0.08

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

Other Acquisition

On May 1, 2013, we acquired Davies, a United Kingdom based gluten-free bakery and bread manufacturer for approximately $3.9 million.  This acquisition is not material to the consolidated amounts presented within our statement of operations for the six months ended June 30, 2013.

3.     Financial Instruments

Our financial instruments consist of cash and cash equivalents, short term trade receivables, payables, note payables, accrued expenses and derivative instruments. The carrying values of cash and cash equivalents, short term receivables and payables and accrued expenses approximate fair value because of their short maturities. Our debt bears interest at a variable interest rate plus an applicable margin and, therefore, approximates fair value.  We measure fair value based on authoritative accounting guidance for “Fair Value Measurements,” which requires a three-tier fair value hierarchy that prioritizes inputs to measure fair value.  These tiers include:  Level 1, defined as inputs such as unadjusted quoted prices in an active market for identical assets or liabilities; Level 2, defined as inputs other than quoted market prices in active markets that are either directly or indirectly observable; or Level 3, defined as unobservable inputs for use when little or no market value exists, therefore requiring an entity to develop its own assumptions.   When available, we use quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, we measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters.

The following table presents assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date (1)
	June 30, 2013	December 31, 2012
Assets:
Deferred compensation (2)	$1,204	$1,208
Derivative assets (3)	104	474
Total assets	$1,308	$1,682

Liabilities:
Deferred compensation (2)	$1,214	$1,232
Total liabilities	$1,214	$1,232

(1) All fair value measurements were based upon significant other observable inputs (Level 2).
(2) Deferred compensation assets are recorded in "Other assets" and deferred compensation liabilities are recorded in "Other liabilities" in the Consolidated Balance Sheets.
(3) Derivative assets are recorded in "Accounts receivable - other."

We use derivative financial instruments, principally commodity exchange contracts, to manage risks from fluctuations in commodity costs. Derivative financial instruments are not used for the purpose of creating speculative positions or for trading purposes. Related contracts are recorded in the balance sheet at fair value using market prices and rates prevailing at the balance sheet date obtained from independent exchanges. Changes in the fair value are recognized through earnings in the period in which they occur in "Other income (expense)" in the Consolidated Statement of Income and Comprehensive Income. Amounts recognized were losses of $124 and $321 for the three and six months ended June 30, 2013, respectively, and a gain of $314 and a loss of $15 for the three and six months ended June 30, 2012, respectively. As of June 30, 2013, we had in place commodity exchange contracts to hedge future milk and vegetable oil purchases totaling 27.8 million pounds and 18.5 million pounds, respectively. Contracts are entered into having maturities of generally no more than twelve months.

4.    Inventory

Inventories, net consist of the following:

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
Finished product	$25,594	$18,422
Raw materials	10,342	7,518
Reserve	$(449)	$(648)
Inventories, net	$35,487	$25,292

5.    Property and Equipment

Property and equipment, net consist of the following:

	June 30, 2013	December 31, 2012
Land	$525	$—
Buildings and improvements	2,305	—
Software development costs	7,739	6,618
Machinery and equipment	34,965	23,493
Furniture and fixtures	1,381	1,337
Leasehold improvements	7,767	8,047
Gross assets	54,682	39,495
Less: accumulated depreciation	(10,751)	(8,300)
Construction in progress	3,261	—
Property and equipment, net	$47,192	$31,195

Depreciation expense was $1,426 and $2,695 for the three and six months ended June 30, 2013, respectively, and $1,028 and $1,720 for the three and six months ended June 30, 2012, respectively.

6.    Goodwill and Intangible Assets

The following summarizes the changes in our goodwill, by segment:

	Smart Balance	Natural	Total
Goodwill	$301,557	$150,634	$452,191
Accumulated impairment loss	(130,000)	—	(130,000)
Balance as of January 1, 2013	171,557	150,634	322,191
Goodwill acquired during the year	—	14	14
Translation adjustments	—	(663)	(663)
Balance as of June 30, 2013	$171,557	$149,985	$321,542

	Smart Balance	Natural	Total
Goodwill	$301,557	$95,041	$396,598
Accumulated impairment loss	(130,000)	—	(130,000)
Balance as of January 1, 2012	171,557	95,041	266,598
Goodwill acquired during the year	—	55,351	55,351
Translation adjustments	—	242	242
Balance as of December 31, 2012	$171,557	$150,634	$322,191

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Intangible assets, net consisted of the following major classes as of June 30, 2013:

	Gross Carrying Amount	Accumulated Amortization	Translation Adjustments	Net Carrying Value
Patent technology	$45,446	$(25,953)	$—	$19,493
Proprietary recipes	4,000	(667)	—	3,333
Non-compete agreement	400	(133)	—	267
Supply relationships	1,000	(409)	—	591
Customer relationships	53,961	(7,126)	(1,658)	45,177
Subscription database	2,900	(1,450)	—	1,450
Trademarks	157,705	(220)	(2)	157,483
Intangible assets, net	$265,412	$(35,958)	$(1,660)	$227,794

Intangible assets, net consisted of the following major classes as of December 31, 2012:

	Gross Carrying Amount	Accumulated Amortization	Translation Adjustments	Net Carrying Value
Patent technology	$44,793	$(22,974)	$—	$21,819
Proprietary recipes	4,000	(334)	—	3,666
Non-compete agreement	400	(66)	—	334
Supply relationships	1,000	(380)	—	620
Customer relationships	53,961	(4,840)	(625)	48,496
Subscription database	2,900	(1,160)	—	1,740
Trademarks	157,178	(162)	—	157,016
Intangible assets, net	$264,232	$(29,916)	$(625)	$233,691

As of June 30, 2013 and December 31, 2012, the total carrying amount of indefinite-lived intangible assets included in the tables above under trademarks was $156,453 and $156,036, respectively.
Amortization expense was $3,139 and $6,233 for the three and six months ended June 30, 2013, respectively and $1,897 and $3,786 for the three and six months ended June 30, 2012, respectively.  Based on our amortizable intangible assets as of June 30, 2013, amortization expense is expected to be approximately $7,900 for the remainder of 2013 and to range from approximately $7,500 to $12,700 for each of the next five fiscal years.
We review goodwill and indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. We also review goodwill annually.  At June 30, 2013, we performed our annual assessment of fair value and concluded that there was no impairment related to our goodwill and other intangible assets.

7.    Restructuring and Other Actions

As part of continuing efforts to increase efficiency and effectiveness and position us for success, we undertook two organizational restructurings in 2010, reducing the total number of employees by approximately 12%. In 2011, we undertook an additional organizational restructuring. In 2012, in connection with the acquisition of Udi's and the establishment of two reportable operating segments, we eliminated the role of our President and Chief Operating Officer, and two other positions, further streamlining our management team. Restructuring charges are included in "Restructuring, acquisition and integration-related costs" in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table sets forth the activity affecting the restructuring accrual:

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

	Severance	Other Closure and Exit Costs	Total
Balance as of December 31, 2012	$2,111	$168	$2,279
Charges incurred	—	—	—
Cash payments	(1,684)	(101)	(1,785)
Adjustments	(204)	—	(204)
Balance as of June 30, 2013	$223	$67	$290

The accrued restructuring costs as of June 30, 2013 of $290 are reflected in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets. The liabilities for other closure and exit costs primarily relate to contractually required lease obligations and other contractually committed costs associated with abandoned office space.  We expect to pay these obligations within the next twelve months.

8.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2013	December 31, 2012
Accounts payable	$25,874	$21,390
Accrued trade spend	7,583	8,067
Deferred sub-license income	4,535	4,351
Accrued marketing	4,230	3,226
Accrued incentives	4,066	4,280
Accrued payroll-related	2,602	3,264
Accrued legal fees	1,277	3,371
Accrued other	8,936	12,643
Accounts payable and accrued expenses	$59,103	$60,592

9.    Long-Term Debt and Contract Payable

Long-term debt consists of the following:

	June 30, 2013	December 31, 2012
Term loan	$232,200	$232,800
Revolver	5,000	—
Capital lease	96	115
Total debt	237,296	232,915
Less: Current portion	23	25
Long-term debt	$237,273	$232,890

As of June 30, 2013, $55,000 was available for borrowing under the Revolver (as defined below). See below for details of the amendment entered into on March 15, 2013. Subsequently, on July 9, 2013, the Company entered into the New Credit Facility, as discussed in Note 17 - Subsequent Events, and available borrowings under the New Revolving Facility totaled $70.0 million.

The interest rates for outstanding obligations at June 30, 2013 were 7.00% for the Term Loan (as defined below) and 5.49% for the Revolver while the commitment fee on the unused line was 0.375%.

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

Outstanding amounts under the Revolver bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 5.25% or (b) a Base Rate (equal in this context to the lowest of (x) the Agent's prime rate, (y) the federal funds rate plus 1/2 of 1.00% and (z) LIBOR plus 1.00%) plus 4.25%. The margin over LIBOR and the Revolving Base Rate may be adjusted periodically based on our ratio of total funded debt to consolidated EBITDA, with 5.50% per annum being the maximum LIBOR margin and 4.50% per annum being the maximum Base Rate margin established by such adjustment mechanism. The Borrowers are required to pay a commitment fee on the unused commitments under the Revolver at an initial rate equal to 0.50% per annum (subject to a similar leverage-based step-down). The commitment fee rate at June 30, 2013 was 0.375%.

We currently have not entered into any interest rate swaps. Under the Credit Agreement, the Borrowers are not required to enter into an interest rate swap until the market LIBOR rate exceeds 1.25% for 20 of the last 30 consecutive days. The three-month LIBOR rate at June 30, 2013 was 0.27%.

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
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

The terms of the Credit Agreement require each of the Borrowers (on a consolidated basis and subject to certain customary exceptions) to meet the following financial covenants:

•
maintenance of maximum total funded debt to consolidated EBITDA (as defined in the Credit Agreement) of not more than 5.0 to 1.0, initially (and at June 30, 2013), and decreasing to 3.5 to 1.0 over the term of the Credit Agreement;

•
maintenance of minimum consolidated EBITDA (as defined in the Credit Agreement) to consolidated interest charges of 2.75 to 1.0, initially (and at June 30, 2013), and increasing to 3.25 to 1.0 over the term of the Credit Agreement; and

•	the Borrowers are also limited to spending not more than $20,000 of capital expenditures per year with any unexpended amounts carried over to the next twelve months.

At June 30, 2013, we and each of the Borrowers were in compliance with all of our financial covenants.

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

Contract Payable and Capital Leases

In addition to the indebtedness under the Credit Agreement, we have recorded a contract payable of $2,750 representing the unpaid balance on a 2010 acquisition. This amount will be paid in annual installments over the next two years, together with related interest. As of June 30, 2013, $1,375 of this amount is due within twelve months and therefore included within "Accounts payable and accrued expenses" on the Consolidated Balance Sheet.

We have $96 of capital lease obligations for certain of our manufacturing equipment.

Maturities

Under the Credit Agreement and the contract payable, the Company and the Borrowers are required to pay the following amounts for their collective debt and contract obligations during the following years ended December 31:

Remainder of 2013	$11
2014	1,397
2015	1,994
2016	2,418
2017	2,426
Thereafter	231,800
Total	$240,046

10.    Stock-Based Compensation

Stock-based compensation consists of stock options and restricted stock units ("RSUs").

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Stock Options

We and our stockholders have authorized the issuance of up to 12,150,000 stock options under our Second Amended and Restated Stock and Awards Plan (the "Stock Plan").  As a result of the 2011 option exchange program (the "Option Exchange"), 432,178 of these options are no longer available to be granted. As of June 30, 2013, 331,305 options remained available for future grants.

In addition, during the first quarter of 2008, the compensation committee of our Board of Directors and a sub-committee of the compensation committee approved the issuance of up to 1,375,000 inducement stock option grants to new employees outside of our stock plan pursuant to NASDAQ Marketplace Rule 4350.  As a result of the Option Exchange, 600,000 of these options are no longer available to be granted. As of June 30, 2013, all of these stock options have been granted.

During the third quarter of 2012, we adopted the Smart Balance, Inc. 2012 Inducement Award Plan which allows for the issuance of up to 1,300,000 inducement stock options to new employees. The options have a ten-year term and an exercise price equal to the fair market value of our common stock on the date of grant. The options vest in four equal installments beginning on the first anniversary of the grant date. As of June 30, 2013, 92,500 options remained available for granting.

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

Additional information with respect to stock option activity is as follows:

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding at December 31, 2012	11,654,333	$7.91	6.81
Options granted	412,000	10.30	9.27
Options exercised	(66,250)	9.59	4.24
Options canceled/forfeited	(157,500)	10.18	5.28
Options outstanding at June 30, 2013	11,842,583	$7.95	6.45
Exercisable at June 30, 2013	5,173,751	$7.26	5.63

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2013 was $5.19.

As of June 30, 2013, the total compensation cost related to non-vested awards not yet recognized was $14,914 with a weighted average remaining period of 1.93 years years over which it is expected to be recognized.

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

Stock-based compensation expense relating to stock options included in operations is as follows:

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service period-based	$1,400	$799	$2,741	$1,280
Market price-based $8.00	—	138	—	269
Market price-based $12.00	—	64	—	124
Market price-based $16.00	48	45	95	87
Market price-based $16.75	31	32	62	64
Market price-based $20.25	27	26	53	52
Total	$1,506	$1,104	$2,951	$1,876

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

Restricted Stock Units

In September 2011, we began granting RSUs to certain board members and employees. These RSUs were issued under the Stock Plan and are subject to its terms and conditions. We issued RSUs where the compensation cost is recognized on a straight-line basis over the requisite period the holder is required to render service. We also issued market condition-based RSUs which vest when the underlying stock price closes at $8.00, $12.00 and $16.00 for 20 out of 30 consecutive trading days. We recognize compensation expense for the market price-based RSUs over the estimated vesting period, which has been determined to be 1.43 years for the $8.00 awards, 2.92 years for the $12.00 awards and 3.90 years for the $16.00 awards. The $8.00 and $12.00 awards vested during 2012 as the required conditions were met. We recognized $409 and $814 of stock-based compensation for our RSUs in the three and six months ended June 30, 2013, respectively, and $815 and $1,605 in the three and six months ended June 30, 2012, respectively.

Additional information with respect to RSU activity is as follows:

	Number of Outstanding Units	Weighted Average Remaining Life (Years)
RSUs outstanding (unvested) at December 31, 2012	948,750	2.36
RSUs granted	—	—
RSUs vested	(12,500)	—
RSUs outstanding (unvested) at June 30, 2013	936,250	1.84

11.    Stock Repurchase Activities

In the fourth quarter of 2009, our Board of Directors approved the repurchase of up to $25,000 of shares of our common stock in 2010 and 2011. Through December 31, 2011, we repurchased 3,690,663 shares under this program at an average price of $4.23 per share for an aggregate purchase price of $15,595. In the fourth quarter of 2011, the share repurchase program was renewed starting January 1, 2012 and continuing through December 31, 2013. We are authorized to purchase up to $25,000 in shares during such time period. No shares were repurchased during 2012 or during the first half of 2013.

12.    License

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

A substantial portion of our business is dependent on our exclusive worldwide license of certain technology from Brandeis University. This license agreement, dated September 1996, imposes certain obligations upon us, such as diligently pursuing the development of commercial products under the licensed technology. The agreement for each country expires at the end of the term of each patent in such country and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that we have failed to meet our obligations under the license agreement, Brandeis could seek to limit or terminate our license rights. Royalties earned by Brandeis, which are included within "General and Administrative" expenses in the Consolidated Statement of Income (Loss) and Comprehensive Income (Loss), were $274 and $568 for the three and six months ended June 30, 2013, respectively, and $236 and $545 for the three and six months ended June 30, 2012, respectively.

13.    Income Taxes

Our effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which we operate and the amount of taxable income we earn. The effective tax rate was 39.8% and 42.5% for the three and six months ended June 30, 2013, respectively, and 85.4% and 55.7% for the three and six months ended June 30, 2012, respectively.

14.    Earnings Per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic and diluted earnings per share:
Numerator:
Net income attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$3,098	$484	$7,059	$4,187

Denominator:
Weighted average shares used in basic computation	59,507	58,941	59,506	58,940
Add: Stock options and RSUs	2,501	614	2,585	432
Weighted average shares used in diluted computation	62,008	59,555	62,091	59,373

Earnings per share, basic	$0.05	$0.01	$0.12	$0.07
Earnings per share, diluted	$0.05	$0.01	$0.11	$0.07

Diluted earnings per share excluded the weighted-average impact of the assumed exercise of approximately 4.6 million and 4.4 million stock options and RSUs in the three and six months ended June 30, 2013, respectively, and 9.2 million and 9.1 million stock options and RSUs in the three and six months ended June 30, 2012, respectively, because such impact would be anti-dilutive.

15.    Legal Proceedings and Contingencies

Commitments

In addition to those disclosed in the Company's 2012 Annual Report on Form 10-K, as of June 30, 2013, we had the following commitments:

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Forward purchase commitments for a portion of our projected commodity requirements may be stated at a firm price or as a discount or premium from a future commodity market price. These commitments total approximately $51,612 as of June 30, 2013. The majority of these commitments are expected to be liquidated within one year.

In March and April, 2013, we entered into two new building operating leases.  The combined contractual payment obligations of these leases as of June 30, 2013 are $52 for the remainder of 2013, $1,157 for 2014, $1,192 for 2015, $1,228 for 2016, $1,265 for 2017, $1,303 for 2018 and $3,875 thereafter.

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
On February 21, 2013, a class action lawsuit relating to the labeling of Smart Balance® Fat Free Milk products was filed in the U.S. District Court for the Southern District of New York, or the "Southern District," alleging the label and marketing was misleading because, although the labels says “Fat Free Milk” the product contains 1g of fat from the Omega-3 fatty acid oil blend in the products. The Company has moved to dismiss the lawsuit and intends to vigorously defend itself against these allegations. We do not expect that the resolution of this matter will have a material adverse effect on our business.
On July 28, 2012, a class action lawsuit was filed in the U.S. District Court for the Southern District of California claiming that the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products is false, misleading and deceptive (the "California Case"). Our motion to dismiss the complaint was denied by the court. We filed an answer, denying all substantive allegations. A substantially similar class action lawsuit related to the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products was filed on August 9, 2012 in the Southern District. In light of its similarity to the California Case, the Southern District stayed all activity in the case pending a decision in the California Case on class certification. We believe the allegations contained in both of these complaints are without merit and we intend to vigorously defend ourselves against these allegations. We do not expect that the resolution of this matter will have a material adverse effect on our business.
On August 29, 2012, legal proceedings were filed against us and others in Canada, Province of Quebec, District of Montreal, by Stepworth Holdings Inc. in connection with an indemnification claim made by us against Stepworth, which sold Glutino to us. In those legal proceedings, Stepworth seeks a declaration that it is not required to indemnify us for losses arising from a claim made by Osem and Carmit, two Glutino suppliers, against us. As such, it seeks a declaration that it is entitled to the purchase price for Glutino placed in escrow to cover indemnification claims made by us against Stepworth. In a related proceeding, on September 24, 2012, we filed proceedings in the same court in Canada against the Glutino suppliers and others, seeking a declaration that the suppliers' claims against us are not valid. On December 4, 2012, Osem filed proceedings against the Company, in the same Canadian court seeking $16,882 (in Canadian dollars) for the Company's reduction in the volume of purchases from Osem. We intend to defend ourselves in this litigation. We do not expect that the resolution of this matter will have a material adverse effect on our business.
In Q2 of 2013, a lawsuit was filed by a broker in the Northern District of Illinois against Udi's Health Foods, LLC. The Company is currently investigating the allegations.
We are not a party to any other legal proceeding that we believe would have a material adverse effect on our business, results of operations or financial condition.
16.    Segments

Our business consists of two reportable segments: Smart Balance and Natural. The Smart Balance segment consists of our branded products in spreads, butter, grocery and milk. The Natural segment consists of our Earth Balance, Glutino, Udi's and Davies branded products.

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

The contribution of our reportable segments to net sales and brand profit and the reconciliation to consolidated amounts are summarized below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Sales:
Natural	$65,287	$24,265	$125,510	$48,398
Smart Balance	45,382	51,724	91,812	106,882
	$110,669	$75,989	$217,322	$155,280

Brand Profit:
Natural	$15,376	$5,483	$32,586	$11,330
Smart Balance	14,382	13,672	27,955	29,428
Total reportable segments	29,758	19,155	60,541	40,758
Less:
General and administrative, excluding royalty expense (income), net	17,973	13,136	35,813	27,121
Restructuring, acquisition and integration-related costs	1,104	1,692	1,307	1,554
Interest expense	4,878	1,290	9,649	2,450
Other expense (income), net	660	(277)	1,504	181
Income before income taxes	$5,143	$3,314	$12,268	$9,452

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

17.     Subsequent Events

Credit Agreement

On July 9, 2013, the Company entered into a New Credit Agreement by and among GFA Brands, Inc., UHF Acquisition Corp. and Udi's Healthy Foods, LLC, as borrowers, or the “Borrowers,” the Company, as a guarantor, the other guarantors from time to time party thereto, the lenders from time to time party thereto, or the “Lenders,” and Citibank, N.A., as administrative agent, or the “Agent,” pursuant to which the Borrowers established a new senior secured credit facility , or the “New Credit Facility,” in an aggregate principal amount of $330.0 million, consisting of a term loan B, or the “New Term Loan,” in an aggregate principal amount of $250.0 million and a revolving credit facility, or the “New Revolving Facility,” in an aggregate principal amount of $80.0 million (with sublimits for swingline loans and the issuance of letters of credit). The New Term Loan will mature on July 9, 2020 and the New Revolving Facility will mature on July 9, 2018.

The New Credit Facility replaced the Company's Credit Agreement, dated as of July 2, 2012. Immediately prior to the refinancing of the July 2, 2012 Credit Facility, outstanding debt under the July 2, 2012 Credit Facility totaled approximately $242.2 million. Immediately after the close of the transaction, total outstanding debt under the New Credit Facility totaled approximately $260.0 million, comprised of $250.0 million of New Term Loan debt and $10.0 million of borrowings under the New Revolving Facility.

Proceeds of the New Term Loan and the New Revolving Facility were primarily used to repay the debt outstanding under the prior facility and to pay fees and expenses in connection therewith. In the future, the New Revolving Facility may be used by the Company and its subsidiaries for working capital and for other general corporate purposes, including acquisitions and investments, permitted under the New Credit Facility. The New Credit Facility also provides that, upon satisfaction of certain conditions, the Borrowers may increase the aggregate principal amount of loans outstanding thereunder by an amount not to exceed the sum of (a) $50.0 million and (b) up to an additional $50.0 million, so long as in the case of this clause (b), after giving effect to such increase on a pro forma basis, the Company's ratio of senior secured funded debt to consolidated EBITDA would not exceed 4.25 to 1.0, subject to receipt of additional lending commitments for such loans.

Interest

Outstanding amounts under the New Term Loan will bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 4.00% or (b) a Base Rate (equal in this context to the greatest of (i) the Agent's prime rate, (ii) the federal funds rate plus 1/2 of 1.00% and (iii) LIBOR plus 1.00%) (but subject to a minimum of 2.00%) plus 3.00%. The New Term Loan will amortize in equal quarterly installments of .25% of the initial principal amount beginning on September 30, 2013, with the balance due at maturity.

Outstanding amounts under the New Revolving Facility will initially bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 4.00% or (b) a Base Rate (equal in this context to the greatest of (i) the Agent's prime rate, (ii) the federal funds rate plus 1/2 of 1.00% and (iii) LIBOR plus 1.00%) plus 3.00%. From and after delivery to the Agent of financial statements for the fiscal quarter ending on or after September 30, 2013, the margin over LIBOR and the Base Rate for the New Revolving Facility may be adjusted periodically based on the Company's ratio of total funded debt to consolidated EBITDA, with 4.00% per annum being the maximum LIBOR margin and 3.00% per annum being the maximum Base Rate margin established by such adjustment mechanism. The Borrowers are required to pay a commitment fee on the unused commitments under the Revolving Facility at a rate equal to 0.50% per annum.

Guarantees

The loans and other obligations under the New Credit Facility (including in respect of hedging agreements and cash management obligations) are (a) guaranteed by the Company and its existing and future wholly-owned domestic subsidiaries and (b) secured by substantially all of the assets of the Company and its existing and future wholly-owned domestic subsidiaries, in each case subject to certain customary exceptions and limitations.

Covenants

So long as any borrowings under the New Revolving Facility are outstanding (other than letters of credit that have been cash collateralized in accordance with the terms of the Credit Facility) as of the last day of any fiscal quarter of the Company, the

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

terms of the New Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain a maximum senior secured funded debt to consolidated EBITDA ratio of not more than 4.75 to 1.0, initially, and decreasing to 3.25 to 1.0 over the term of the New Credit Facility.

In addition, the New Credit Facility contains (a) customary provisions related to mandatory prepayment of the loans thereunder with (i) 50% of Excess Cash Flow (as defined in the New Credit Facility), subject to step-downs to 25% and 0% of Excess Cash Flow at certain leverage-based thresholds and (ii) the proceeds of asset sales and casualty events (subject to certain customary limitations, exceptions and reinvestment rights) and (b) certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, investments, acquisitions, loans and advances, mergers, consolidations and asset dispositions, dividends and other restricted payments, transactions with affiliates and other matters customarily restricted in such agreements, in each case, subject to certain customary exceptions.

The New Credit Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain material contracts and to other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, certain impairments to the guarantees or collateral documents, and change in control defaults.

Other

Certain of the lenders under the New Credit Facility (or their affiliates) have provided, and may in the future provide, certain commercial banking, financial advisory, and investment banking services in the ordinary course of business for the Company and its subsidiaries, for which they receive customary fees and commissions.

Maturities

The Company and the Borrowers are required to pay the following amounts under the New Credit Facility during the following years ended December 31:

Remainder of 2013	$1,250
2014	2,500
2015	2,500
2016	2,500
2017	2,500
Thereafter	248,750
Total	$260,000

Acquisition

On July 10, 2013, we announced that we acquired 80% of GlucoBrands, LLC, owner of Level Life Foods ("Level"). Based in Colorado, Level provides products to customers to help in the daily management of diabetes.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the June 30, 2013 Consolidated Financial Statements and the related Notes contained in this quarterly report on Form 10-Q for the quarter ended June 30, 2013 and our Annual Report on Form 10-K for the year ended December 31, 2012. Forward-looking statements in this section are qualified by the cautionary statements included under the heading “Cautionary Note Regarding Forward Looking Information,” above.

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

On May 1, 2013, we acquired Davies Bakery, a UK-based gluten-free bakery and bread manufacturer, from Frank Roberts & Sons for approximately $3.9 million. The Davies Bakery subsidiary of Frank Roberts & Sons manufactures and sells gluten-free bread and baked goods in the United Kingdom for its own brand, Yes!YouCan, and co-packages for private label customers.

Our mission is to become the leading health and wellness company building out and acquiring natural brands that address consumer need states. These “need states” include heart-health (Smart Balance), gluten-free diets (Glutino, Udi's and Davies), plant-based diets (Earth Balance), and weight management (Bestlife).  Our focus is on supporting each of our brands with a robust pipeline of innovation, strong customer partnerships to fast-track distribution build-out, and strong consumer support through marketing and education to drive awareness and loyalty.  Our vision is to help change the way consumers eat - one product & one solution at a time.

Our business consists of two reportable segments: Smart Balance and Natural. The Smart Balance segment consists of our branded products in spreads, butter, grocery, and milk. The Natural segment consists of our Earth Balance, Glutino, Udi's and Davies branded products.

Restructuring

As part of continuing efforts to increase efficiency and effectiveness and position the Company for success, we undertook two organizational restructurings in 2010, reducing our total number of employees by approximately 12%. The cost of the combined actions in the second and fourth quarters of 2010 totaled $4.1 million. In 2011, we undertook an additional organizational restructuring, resulting in charges of $1.5 million. In the third quarter of 2012, in connection with the acquisition of Udi's and the establishment of two reportable operating segments, we eliminated the role of President and Chief Operating Officer, and two other positions, further streamlining our management team. The cost of these actions in 2012 totaled $2.6 million.

Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

Results of Operations for the Three and Six Months Ended June 30, 2013 Compared to the Three and Six Months Ended June 30, 2012

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except per share data)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Net sales	$110.7	$76.0	$34.7	45.6%	$217.3	$155.3	$62.0	40.0%
Cost of goods sold	64.4	44.0	20.4	46.4%	125.5	88.2	37.3	42.2%
Gross profit	46.3	32.0	14.3	44.7%	91.9	67.1	24.8	36.9%

Operating expenses:
Marketing	7.9	6.5	1.4	21.7%	15.0	13.3	1.7	12.6%
Selling	9.0	6.3	2.7	41.6%	17.2	13.1	4.1	30.9%
General and administrative	17.6	13.2	4.4	34.1%	35.0	27.0	8.0	29.4%
Restructuring, acquisition and integration-related costs	1.1	1.7	(0.6)	(34.8)%	1.3	1.6	(0.3)	(15.9)%
Total operating expenses	35.6	27.7	7.9	28.7%	68.4	55.0	13.4	24.4%
Operating income	10.7	4.3	6.4	146.8%	23.4	12.1	11.3	93.8%

Interest expense	(4.9)	(1.3)	(3.6)	278.1%	(9.6)	(2.5)	(7.1)	293.8%
Other expense (income), net	(0.7)	0.3	(1.0)	(338.3)%	(1.5)	(0.2)	(1.3)	730.9%
Total other expenses, net	(5.5)	(1.0)	(4.5)	446.7%	(11.2)	(2.6)	(8.6)	323.9%
Income before income taxes	5.1	3.3	1.8	55.2%	12.3	9.5	2.8	29.8%
Provision for income taxes	2.0	2.8	(0.8)	(27.6)%	5.2	5.3	(0.1)	(1.0)%
Net income attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$3.1	$0.5	$2.6	540.1%	$7.1	$4.2	$2.9	68.6%
Earnings per share attributable to Boulder Brands, Inc. and Subsidiaries common stockholders:
Basic	$0.05	$0.01	$0.04	400.0%	$0.12	$0.07	$0.05	71.43%
Diluted	$0.05	$0.01	$0.04	400.0%	$0.11	$0.07	$0.04	57.14%
Note: Amounts may not add due to rounding.

Results of Operations for Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Net Sales

Total net sales of $110.7 million for the three months ended June 30, 2013 increased by $34.7 million, or 45.6%, from $76.0 million in the three months ended June 30, 2012. The increase was related to an increase in our Natural segment net sales, partly offset by a decrease in our Smart Balance segment net sales.

Net sales from our Smart Balance segment of $45.4 million for the three months ended June 30, 2013 decreased by $6.3 million, or 12.2%, from $51.7 million in the three months ended June 30, 2012. The decrease was primarily related to an overall net decrease in volumes of $6.8 million, primarily in Smart Balance spreads due to competitive promotional levels and continued consumer price sensitivity to premium products, as well as the winding down of Bestlife spreads and Smart Balance butter blends. This decrease was partly offset by the increased volume in spreadable butter which was introduced in 2012.

Net sales from our Natural segment of $65.3 million for the three months ended June 30, 2013 increased by $41.0 million from $24.3 million in the three months ended June 30, 2012. The increase was primarily related to the acquisition of Udi's (acquired in July 2012), which added $33.1 million of net sales in 2013, as well as increases in Glutino product sales of $5.7 million and Earth Balance products of $1.9 million.

Cost of Goods Sold

Total cost of goods sold of $64.4 million for the three months ended June 30, 2013 increased by $20.4 million, or 46.4%, from $44.0 million in the three months ended June 30, 2012. The increase was related to an increase in our Natural segment cost of goods sold, partly offset by a decrease in our Smart Balance segment cost of goods sold.

Cost of goods sold for our Smart Balance segment were $24.5 million for the three months ended June 30, 2013, a decrease of $4.2 million, or 14.7%, from $28.7 million in the three months ended June 30, 2012. The decrease was primarily related to the decrease in net sales.

Cost of goods sold for our Natural segment were $39.9 million for the three months ended June 30, 2013, an increase of $24.6 million from $15.3 million in the three months ended June 30, 2012. The increase was primarily related to the acquisition of Udi's (acquired in July 2012), which added $20.0 million of cost of goods sold in the three months ended June 30, 2013.

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

Total brand profit of $29.8 million for the three months ended June 30, 2013 increased by $10.6 million, or 55.2%, from $19.2 million in the three months ended June 30, 2012. The increase was primarily related to an increase in our Natural segment brand profit as well as an increase in our Smart Balance brand profit.

Brand profit from our Smart Balance segment of $14.4 million for the three months ended June 30, 2013 increased by $0.7 million, or 5.1%, from $13.7 million in the three months ended June 30, 2012. Gross profit decreased $2.1 million in the three months ended June 30, 2013 compared to the 2012 period. Gross profit as a percentage of net sales was 46.0% for the three months ended June 30, 2013 compared to 44.5% during the same period in 2012. The increase in margins was primarily due to lower commodity costs. The decrease in gross profit was partly offset by decreases in non-promotional marketing of $2.2 million, net royalties of $0.4 million and selling expenses of $0.2 million.

Brand profit from our Natural segment of $15.4 million for the three months ended June 30, 2013 increased by $9.9 million from $5.5 million in the three months ended June 30, 2012. Gross profit increased $16.4 million in the three months ended June 30, 2013 compared to the 2012 period and as a percentage of net sales was 38.9% for the three months ended June 30, 2013 compared to 37.0% during the same period in 2012. The increase in margins primarily relates to the timing of the Udi's acquisition, as well as an increase in margins on our Glutino products. The increase in gross profit was partly offset by increases in non-promotional marketing of $3.6 million and selling expenses of $2.8 million, primarily due to the acquisition of Udi's and increase in sales.

General and administrative

General and administrative expenses of $17.6 million for the three months ended June 30, 2013 increased $4.4 million, or 34.1%, from $13.2 million in the three months ended June 30, 2012. General and administrative expenses in the three months ended June 30, 2013 included the results of Udi's which added $2.6 million of expenses as well as increased amortization expense of $0.8 million relating to its intangible assets.

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs for the three months ended June 30, 2013 were $1.1 million primarily due to the Davies acquisition and for the three months ended June 30, 2012 were $1.7 million primarily due to the Udi's acquisition.

Total other expenses, net

We had total other expenses, net of $5.5 million for the three months ended June 30, 2013 and $1.0 million in the corresponding period in 2012. The results for 2013 and 2012 included interest expense of $4.9 million and $1.3 million, respectively.  The increase in interest expense was due to the increase in debt outstanding under the Credit Agreement (as defined below) and increased amortization of debt costs. Also included in other expense in 2013 were currency translation losses of $0.4 million and a loss of $0.1 million on commodity hedging derivatives. Also included in other expense in 2012 was a gain of $0.3 million on commodity hedging derivatives.

Provision for income taxes

The effective tax rate for the three months ended June 30, 2013 was 39.8%. The effective tax rate for the three months ended June 30, 2012 was 85.4%, primarily as a result of a $1.4 million adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options.

Net Income Attributable to Boulder Brands, Inc. Common Stockholders

Our net income for the three months ended June 30, 2013 was $3.1 million compared to $0.5 million in the three months ended June 30, 2012. The $2.6 million increase was primarily due to higher operating income, partly offset by higher interest expense and income taxes.

Results of Operations for Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Net Sales

Total net sales of $217.3 million for the six months ended June 30, 2013 increased by $62.0 million, or 40.0%, from $155.3 million in the six months ended June 30, 2012. The increase was related to an increase in our Natural segment net sales, partly offset by a decrease in our Smart Balance segment net sales.

Net sales from our Smart Balance segment of $91.8 million for the six months ended June 30, 2013 decreased by $15.1 million, or 14.1%, from $106.9 million in the six months ended June 30, 2012. The decrease was primarily related to an overall net decrease in volumes of $15.1 million, primarily in Smart Balance spreads due to competitive promotional levels and continued consumer price sensitivity to premium products, as well as the winding down of Bestlife spreads and Smart Balance butter blends. The overall decrease in volumes was partly offset by the increased volume in spreadable butter which was introduced in 2012.

Net sales from our Natural segment of $125.5 million for the six months ended June 30, 2013 increased by $77.1 million from $48.4 million in the six months ended June 30, 2012. The increase was primarily related to the acquisition of Udi's (acquired in July 2012) which added $62.4 million of net sales in 2013, as well as increases in Glutino product sales of $10.9 million and Earth Balance products of $3.5 million.

Cost of Goods Sold

Total cost of goods sold of $125.5 million for the six months ended June 30, 2013 increased by $37.3 million, or 42.2%, from $88.2 million in the six months ended June 30, 2012. The increase was related to an increase in our Natural segment, partly offset by a decrease in our Smart Balance segment cost of goods sold.

Cost of goods sold for our Smart Balance segment were $49.6 million for the six months ended June 30, 2013, a decrease of $8.5 million, or 14.7%, from $58.1 million in the six months ended June 30, 2012. The decrease was primarily related to the decrease in net sales.

Cost of goods sold for our Natural segment were $75.9 million for the six months ended June 30, 2013, an increase of $45.8 million from $30.1 million in the six months ended June 30, 2012. The increase was primarily related to the acquisition of Udi's (acquired in July 2012) which added $37.3 million of cost of goods sold in the six months ended June 30, 2013 and an increase in Glutino's cost of goods sold of $5.6 million.

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

Total brand profit of $60.6 million for the six months ended June 30, 2013 increased by $19.8 million, or 48.5%, from $40.8 million in the six months ended June 30, 2012. The increase was related to an increase in our Natural segment brand profit, partly offset by a decrease in our Smart Balance segment brand profit.

Brand profit from our Smart Balance segment of $28.0 million for the six months ended June 30, 2013 decreased by $1.5 million, or 5.1%, from $29.5 million in the six months ended June 30, 2012. Gross profit decreased $6.6 million in the six months ended June 30, 2013 compared to the 2012 period. Gross profit as a percentage of net sales was 46.0% for the six months ended June 30, 2013 compared to 45.7% during the same period in 2012. The decrease in gross profit was partly offset by decreases in non-promotional marketing of $3.1 million, net royalties of $1.1 million and selling expenses of $0.9 million.

Brand profit from our Natural segment of $32.6 million for the six months ended June 30, 2013 increased by $21.3 million from $11.3 million in the six months ended June 30, 2012. Gross profit increased $31.4 million in the six months ended June 30, 2013 compared to the 2012 period and as a percentage of net sales was 39.6% for the six months ended June 30, 2013 compared to 37.7% during the same period in 2012. The increase in margins primarily relates to the timing of the Udi's acquisition, as well as an increase in margins on our Glutino products. The increase in gross profit was partly offset by increases in selling expenses of $4.9 million and non-promotional marketing of $4.8 million primarily due to the acquisition of Udi's and increase in sales.

General and administrative

General and administrative expenses of $35.0 million for the six months ended June 30, 2013 increased $8.0 million, or 29.4%, from $27.0 million in the six months ended June 30, 2012. General and administrative expense in the six months ended June 30, 2013 included the results of Udi's which added $4.7 million of expenses as well as increased amortization expense of $1.6 million relating to its intangible assets.

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs for the six months ended June 30, 2013 were $1.3 million primarily due to the Davies acquisition and for the six months ended June 30, 2012 were $1.6 million primarily due to the Udi's acquisition.

Total other expenses, net

We had total other expenses, net of $11.2 million for the six months ended June 30, 2013 and $2.6 million in the corresponding period in 2012. The results for 2013 and 2012 included interest expense of $9.6 million and $2.5 million, respectively.  The increase in interest expense was due to the increase in debt outstanding under the Credit Agreement (as defined below) and increased amortization of debt costs. Also included in other expense in 2013 were currency translation losses of $0.7 million, a loss of $0.3 million on commodity hedging derivatives and the write-off of certain equipment of $0.2 million. Also included in other expense in 2012 was a loss of $0.1 million on commodity hedging derivatives.

Provision for income taxes

The effective tax rate for the six months ended June 30, 2013 was 42.5%, primarily as a result of a $0.2 million adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options. The effective tax rate for the six months ended June 30, 2012 was 55.7%, primarily as a result of a $1.4 million adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options.

Net Income Attributable to Boulder Brands, Inc. Common Stockholders

Our net income for the six months ended June 30, 2013 was $7.1 million compared to $4.2 million in the six months ended June 30, 2012. The $2.9 million increase was primarily due to higher operating income, partly offset by higher interest expense.

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

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Sales:
Natural	$65.3	$24.3	$125.5	$48.4
Smart Balance	45.4	51.7	91.8	106.9
	$110.7	$76.0	$217.3	$155.3

Brand Profit:
Natural	$15.4	$5.5	$32.6	$11.3
Smart Balance	14.4	13.7	28.0	29.5
Total reportable segments	29.8	19.2	60.6	40.8
Less:
General and administrative, excluding royalty expense (income), net	18.0	13.1	35.8	27.2
Restructuring, acquisition and integration-related costs	1.1	1.7	1.3	1.6
Interest expense (income), net	4.9	1.3	9.6	2.5
Other expense	0.7	(0.3)	1.5	0.2
Income before income taxes	$5.1	$3.3	$12.3	$9.5
Note: Amounts may not add due to rounding.

Liquidity and Capital Resources

Cash Flows

As of June 30, 2013, we had cash and cash equivalents of $3.1 million, a decrease of $8.4 million from December 31, 2012. The following table summarizes the change:

	Six Months Ended June 30,
(in millions)	2013	2012	$ Change
Cash provided by (used in):
Operating activities	$10.3	$9.9	$0.4
Investing activities	(21.6)	(5.0)	(16.6)
Financing activities	2.9	(1.7)	4.6
Net change in cash and cash equivalents	$(8.4)	$3.2	$(11.6)

Cash provided by operating activities was $10.3 million for the six months ended June 30, 2013 compared to $9.9 million in the corresponding period in 2012, primarily due an increase in net income before depreciation, amortization and other non-cash expenses. The increase was partially offset by increased working capital needs, primarily due to higher inventory levels ahead of the facilities consolidation at Udi's, the rollout of our space saver packaging initiative, and efforts to stay ahead of the continued growth and distribution gains in our gluten free businesses.

Cash used in investing activities increased $16.6 million to $21.6 million in the six months ended June 30, 2013 from $5.0 million in 2012, primarily due to an increase in capital expenditures in 2013 compared to 2012.

We generated $4.6 million more cash from financing activities during the six months ended June 30, 2013 compared with the same period in 2012, primarily due to higher debt repayment in the 2012 period.

Liquidity

Our liquidity planning is largely dependent on our operating cash flows, which is highly sensitive to changes in demand, operating costs and pricing for our major products. While changes in key operating costs, such as outsourced production, advertising, promotion and distribution, may adversely affect cash flows, we have been able to continue to generate significant cash flows by adjusting costs. Our principal liquidity requirements are to finance current operations, pay down existing indebtedness and fund future expansion. Our Credit Agreement also allows us to repurchase common stock subject to the satisfaction of certain conditions. No shares were repurchased during the six months ended June 30, 2013. Currently, our primary source of liquidity is cash generated by operations.

We believe that cash flows generated from operations, existing cash and cash equivalents and borrowing capacity under the revolving portion of our Credit Agreement should be sufficient to finance working capital requirements for our business for the foreseeable future.

As of June 30, 2013, $55.0 million was available for borrowing under our credit facility and we had $3.1 million of cash. Subsequently, on July 9, 2013, the Company entered into the New Credit Facility, as discussed below, and available borrowings under the New Revolving Facility totaled $70.0 million.

Financing

As of June 30, 2013, we had $232.2 million outstanding under the Term Loan and $5.0 million under the Revolver.

Cash paid for interest during the six months ended June 30, 2013 was $8.4 million. The interest rates for outstanding obligations at June 30, 2013 were 7.00% for the Term Loan and 5.49% under the Revolver while the commitment fee on the unused line was 0.375%.

During the six months ended June 30, 2013, the Borrowers repaid $0.6 million under the Term Loan and borrowed $5.0 million under the Revolver.

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

The proceeds of the Term Loan were used to finance the acquisition of Udi's (see Note 2 - Acquisitions), to refinance certain existing indebtedness of ours and our subsidiaries and to fund certain fees and expenses associated therewith. In the future, the Revolver may be used by the Borrowers for working capital and for other general corporate purposes, including acquisitions and investments, permitted under the Credit Agreement. The Credit Agreement also provides that, upon satisfaction of certain conditions, the Borrowers may increase the aggregate principal amount of loans outstanding thereunder by up to $50 million, subject to receipt of additional lending commitments for such loans.

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

Outstanding amounts under the Revolver bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 5.25% or (b) a Base Rate (equal in this context to the lowest of (x) the Agent's prime rate, (y) the federal funds rate plus 1/2 of 1.00% and (z) LIBOR plus 1.00%) plus 4.25%. The margin over LIBOR and the Revolving Base Rate may be adjusted periodically based on our ratio of total funded debt to consolidated EBITDA, with 5.50% per annum being the maximum LIBOR margin and 4.50% per annum being the maximum Base Rate margin established by such adjustment mechanism. The Borrowers are required to pay a commitment fee on the unused commitments under the Revolver at an initial rate equal to 0.50% per annum (subject to a similar leverage-based step-down). The commitment fee rate at June 30, 2013 was 0.375%.

We currently have not entered into any interest rate swaps. Under the Credit Agreement, the Borrowers are not required to enter into an interest rate swap until the market LIBOR rate exceeds 1.25% for 20 of the last 30 consecutive days. The three-month LIBOR rate at June 30, 2013 was 0.27%.

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

The terms of the Credit Agreement require each of the Borrowers (on a consolidated basis and subject to certain customary exceptions) to meet the following financial covenants:

•
maintenance of maximum total funded debt to consolidated EBITDA (as defined in the Credit Agreement) of not more than 5.0 to 1.0, initially (and at June 30, 2013), and decreasing to 3.5 to 1.0 over the term of the Credit Agreement;

•
maintenance of minimum consolidated EBITDA (as defined in the Credit Agreement) to consolidated interest charges of 2.75 to 1.0, initially (and at June 30, 2013), and increasing to 3.25 to 1.0 over the term of the Credit Agreement; and

•	the Borrowers are also limited to spending not more than $20 million of capital expenditures per year with any unexpended amounts carried over to the next twelve months.

At June 30, 2013, we and each of the Borrowers were in compliance with all of our financial covenants.

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

Contract Payable and Capital Leases

In addition to the indebtedness under our Credit Agreement, we have recorded a contract payable of $2.8 million representing the unpaid balance on a 2010 acquisition. This amount will be paid in annual installments over the next two years, together with related interest. As of June 30, 2013, $1.4 million of this amount is due within 12 months and is therefore included within "Accounts payable and accrued expenses" on the Consolidated Balance Sheet.

As of June 30, 2013, we had $0.1 million of capital lease obligations for certain of our manufacturing equipment.

Maturities

Under the Credit Agreement and the contract payable, the Company and the Borrowers are required to pay the following amounts for their collective debt and contract obligations during the years ended December 31 (in millions):

Remainder of 2013	$—
2014	1.4
2015	2.0
2016	2.4
2017	2.4
Thereafter	231.8
Total	$240.0

New Credit Facility

On July 9, 2013, the Company entered into a New Credit Agreement by and among GFA Brands, Inc., UHF Acquisition Corp. and Udi's Healthy Foods, LLC, as borrowers, or the “Borrowers,” the Company, as a guarantor, the other guarantors from time to time party thereto, the lenders from time to time party thereto, or the “Lenders,” and Citibank, N.A., as administrative agent, or the “Agent,” pursuant to which the Borrowers established a new senior secured credit facility , or the “New Credit Facility,” in an aggregate principal amount of $330.0 million, consisting of a term loan B, or the “New Term Loan,” in an aggregate principal amount of $250.0 million and a revolving credit facility, or the “New Revolving Facility,” in an aggregate principal amount of $80.0 million (with sublimits for swingline loans and the issuance of letters of credit). The New Term Loan will mature on July 9, 2020 and the New Revolving Facility will mature on July 9, 2018.

The New Credit Facility replaced the Company's Credit Agreement, dated as of July 2, 2012. Immediately prior to the refinancing of the July 2, 2012 Credit Facility, outstanding debt under the July 2, 2012 Credit Facility totaled approximately $242.2 million. Immediately after the close of the transaction, total outstanding debt under the New Credit Facility totaled approximately $260.0 million, comprised of $250.0 million of New Term Loan debt and $10.0 million of borrowings under the New Revolving Facility.

Proceeds of the New Term Loan and the New Revolving Facility were primarily used to repay the debt outstanding under the prior facility and to pay fees and expenses in connection therewith. In the future, the New Revolving Facility may be used by the Company and its subsidiaries for working capital and for other general corporate purposes, including acquisitions and investments, permitted under the New Credit Facility. The New Credit Facility also provides that, upon satisfaction of certain conditions, the Borrowers may increase the aggregate principal amount of loans outstanding thereunder by an amount not to exceed the sum of (a) $50.0 million and (b) up to an additional $50.0 million, so long as in the case of this clause (b), after giving effect to such increase on a pro forma basis, the Company's ratio of senior secured funded debt to consolidated EBITDA would not exceed 4.25 to 1.0, subject to receipt of additional lending commitments for such loans.

Interest

Outstanding amounts under the New Term Loan will bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 4.00% or (b) a Base Rate (equal in this context to the greatest of (i) the Agent's prime rate, (ii) the federal funds rate plus 1/2 of 1.00% and (iii) LIBOR plus 1.00%) (but subject to a minimum of 2.00%) plus 3.00%. The New Term Loan will amortize in equal quarterly installments of .25% of the initial principal amount beginning on September 30, 2013, with the balance due at maturity.

Outstanding amounts under the New Revolving Facility will initially bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 4.00% or (b) a Base Rate (equal in this context to the greatest of (i) the Agent's prime rate, (ii) the federal funds rate plus 1/2 of 1.00% and (iii) LIBOR plus 1.00%) plus 3.00%. From and after delivery to the Agent of financial statements for the fiscal quarter ending on or after September 30, 2013, the margin over LIBOR and the Base Rate for the New Revolving Facility may be adjusted periodically based on the Company's ratio of total funded debt to consolidated EBITDA, with 4.00% per annum being the maximum LIBOR margin and 3.00% per annum being the maximum Base Rate margin established by such adjustment mechanism. The Borrowers are required to pay a commitment fee on the unused commitments under the Revolving Facility at a rate equal to 0.50% per annum.

Guarantees

The loans and other obligations under the New Credit Facility (including in respect of hedging agreements and cash management obligations) are (a) guaranteed by the Company and its existing and future wholly-owned domestic subsidiaries and (b) secured by substantially all of the assets of the Company and its existing and future wholly-owned domestic subsidiaries, in each case subject to certain customary exceptions and limitations.

Covenants

So long as any borrowings under the New Revolving Facility are outstanding (other than letters of credit that have been cash collateralized in accordance with the terms of the Credit Facility) as of the last day of any fiscal quarter of the Company, the terms of the New Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain a maximum senior secured funded debt to consolidated EBITDA ratio of not more than 4.75 to 1.0, initially, and decreasing to 3.25 to 1.0 over the term of the New Credit Facility.

In addition, the New Credit Facility contains (a) customary provisions related to mandatory prepayment of the loans thereunder with (i) 50% of Excess Cash Flow (as defined in the New Credit Facility), subject to step-downs to 25% and 0% of Excess Cash Flow at certain leverage-based thresholds and (ii) the proceeds of asset sales and casualty events (subject to certain customary limitations, exceptions and reinvestment rights) and (b) certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, investments, acquisitions, loans and advances, mergers, consolidations and asset dispositions, dividends and other restricted payments, transactions with affiliates and other matters customarily restricted in such agreements, in each case, subject to certain customary exceptions.

The New Credit Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain material contracts and to other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, certain impairments to the guarantees or collateral documents, and change in control defaults.

Other

Certain of the lenders under the New Credit Facility (or their affiliates) have provided, and may in the future provide, certain commercial banking, financial advisory, and investment banking services in the ordinary course of business for the Company and its subsidiaries, for which they receive customary fees and commissions.

Maturities

The Company and the Borrowers are required to pay the following amounts under the New Credit Facility during the following years ended December 31:

Remainder of 2013	$1.25
2014	2.50
2015	2.50
2016	2.50
2017	2.50
Thereafter	248.75
Total	$260.00

Contractual Obligations

In March and April, 2013, we entered into two new building operating leases.  The combined contractual payment obligations of these leases as of June 30, 2013 are $0.1 for the remainder of 2013, $1.2 for 2014, $1.2 for 2015, $1.2 for 2016, $1.3 for 2017, $1.3 for 2018 and $3.9 thereafter. Besides the foregoing, there has been no material change to our contractual obligations as disclosed in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2013, other than those disclosed in the Notes to our Consolidated Financial Statements contained herein.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks due primarily to changes in interest rates on our variable interest rate debt. Under our Credit Agreement, we are subject to changes in interest rates, but are not required to enter into an interest rate swap until the market LIBOR rate exceeds 1.25% for 20 of the last 30 consecutive business days. The three-month LIBOR rate at June 30, 2013 was 0.27%.

We purchase significant amounts of soy, palm and canola oil, peanuts and rice products to support the needs of our brands. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. These forward purchase commitments qualify as normal purchases and sales in the normal course of business and accordingly, do not qualify as derivatives under existing authoritative accounting guidance, namely ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” Based on the most recent prices for soy, palm and canola oil and peanuts and rice products, as of June 30, 2013 we had commitments of $51.6 million. We are exposed to market risk from commodity pricing changes. In order to minimize price variability and to manage risk, we enter into derivative hedging arrangements with counterparties for butter and milk. These derivatives must be net settled in cash and are marked-to-market each period within the consolidated statement of operations.

We are exposed to market risk from changes in interest rates charged on our debt. The impact on earnings is subject to change as a result of movements in market rates. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction of future pre-tax earnings of approximately $2.4 million per year. Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business and other factors.

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

Item 4.    Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2013. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management's evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the three months ended June 30, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Note regarding acquisitions

In making our assessment of disclosure controls and procedures and of changes in internal control over financial reporting as of June 30, 2013, we have excluded the operations of Davies Bakery and a percentage of the operations of Udi's. We are currently assessing the control environment of these acquired businesses. The portion of Udi's net sales that is not integrated into our existing control and procedural environment constitutes approximately less than 1% and 4% of our net sales for the three and six months ended June 30, 2013, respectively, and their total assets constitute approximately 20% of our total assets as of June 30, 2013.

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
On February 21, 2013, a class action lawsuit relating to the labeling of Smart Balance® Fat Free Milk products was filed in the U.S. District Court for the Southern District of New York, or the "Southern District," alleging the label and marketing was misleading because, although the labels says “Fat Free Milk” the product contains 1g of fat from the Omega-3 fatty acid oil blend in the products. The Company has moved to dismiss the lawsuit and intends to vigorously defend itself against these allegations. We do not expect that the resolution of this matter will have a material adverse effect on our business.
On July 28, 2012, a class action lawsuit was filed in the U.S. District Court for the Southern District of California claiming that the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products is false, misleading and deceptive (the "California Case"). Our motion to dismiss the complaint was denied by the court. We filed an answer, denying all substantive allegations. A substantially similar class action lawsuit related to the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products was filed on August 9, 2012 in the Southern District. In light of its similarity to the California Case, the Southern District stayed all activity in the case pending a decision in the California Case on class certification. We believe the allegations contained in both of these complaints are without merit and we intend to vigorously defend ourselves against these allegations. We do not expect that the resolution of this matter will have a material adverse effect on our business.
On August 29, 2012, legal proceedings were filed against us and others in Canada, Province of Quebec, District of Montreal, by Stepworth Holdings Inc. in connection with an indemnification claim made by us against Stepworth, which sold Glutino to us. In those legal proceedings, Stepworth seeks a declaration that it is not required to indemnify us for losses arising from a claim made by Osem and Carmit, two Glutino suppliers, against us. As such, it seeks a declaration that it is entitled to the purchase price for Glutino placed in escrow to cover indemnification claims made by us against Stepworth. In a related proceeding, on September 24, 2012, we filed proceedings in the same court in Canada against the Glutino suppliers and others, seeking a declaration that the suppliers' claims against us are not valid. On December 4, 2012, Osem filed proceedings against the Company, in the same Canadian court seeking $16.9 million (in Canadian dollars) for the Company's reduction in the volume of purchases from Osem. We intend to defend ourselves in this litigation. We do not expect that the resolution of this matter will have a material adverse effect on our business.
In Q2 of 2013, a lawsuit was filed by a broker in the Northern District of Illinois against Udi's Health Foods, LLC. The Company is currently investigating the allegations.
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

August 1, 2013	BOULDER BRANDS, INC. (Registrant)

/s/ Stephen B. Hughes
Stephen B. Hughes Chairman and Chief Executive Officer (Authorized officer of Registrant)

/s/ Christine Sacco
Christine Sacco Chief Financial Officer, Treasurer (Principal financial officer of Registrant)

Exhibit Index

10.1
Credit Agreement, dated as of July 9, 2013, by and among GFA Brands, Inc., UHF Acquisition Corp. and Udi's Healthy Foods, LLC, as borrowers, the Company, as a guarantor, the other guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A., as administrative agent (1)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB	XBRL Taxonomy Label Linkbase Document (2)

101.PRE	XBRL Extension Presentation Linkbase Document (2)

1	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 10, 2013.

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