Form 10-Q
period 2013-09-30
BOULDER BRANDS, INC.
filed 2013-11-07
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2013	Commission File Number 001-33595

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
Yes ☐     No ☒

As of November 7, 2013, the Registrant had 59,943,701 shares of common stock, par value $.0001 per share, outstanding.

BOULDER BRANDS, INC. AND SUBSIDIARIES

i

Cautionary Note Regarding Forward Looking Statements

Statements made in this quarterly report that are not historical facts, including statements about the Company's plans, strategies, beliefs and expectations, are forward-looking and subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may include the use of the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe” and similar expressions. Forward-looking statements speak only as of the date they are made, and, except for the Company's ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statement, whether to reflect actual results of operations, changes in financial condition, changes in general economic or business conditions, changes in estimates, expectations or assumptions, or circumstances or events arising after the filing of this quarterly report. Actual results may differ materially from such forward-looking statements for a number of reasons, including those risks and uncertainties set forth in "Item 1A. Risk Factors," located in our annual report on Form 10-K for the year ended December 31, 2012, and the Company's ability to manage:

•	any adverse developments with respect to the sale of Smart Balance® buttery spreads products;

•	the loss of a significant customer or a significant reduction in purchase volume by any such customer;

•	the loss of a manufacturer or the inability of a manufacturer to fulfill its orders or to maintain the quality of its products;

•	the loss of Glutino's ability to access the manufacturing formulas for some of Glutino's gluten-free products which are owned by third parties;

•	the departure of one or more members of its executive management team;

•	the termination of its relationship with Acosta, Inc. to act as its primary sales agent for a significant portion of its products;

•	changes in consumer preferences and discretionary spending;

•	price increases;

•	its ability to protect its intellectual property;

•	its obligations under its principal license agreement with Brandeis University;

•	any sustained economic downturn in the U.S. and abroad and related consumer sentiment;

•	fluctuations in various food and supply costs as well as increased costs associated with product processing and transportation;

•	the regulation of its advertising;

•	adverse publicity or consumer concern regarding the safety and quality of food products or health concerns;

•	the absence of long-term contracts with its customers;

•	economic and political conditions in the U.S. and abroad;

•	foreign currency fluctuations;

•	the execution and integration of acquisitions;

•	the integration and operation of Glutino, Udi's, Davies and Level and realization of the expected growth benefits from the Glutino, Udi's, Davies and Level acquisitions;

•	the risks associated with updating and maintaining our manufacturing facilities;

•	the risks of entering into a new line of business where it has no prior experience;

•	relationships with the co-packers for its products;

•	insurance for potential liabilities;

•	its internal control over financial reporting;

•	volatility of the market price and trading volume of its common stock;

•	risks related to an increased number of employees, labor disputes and adverse employee relations;

•	risks associated with conducting business outside of the U.S.;

•	the numerous laws and governmental regulations its business operations may be subject to;

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

Part I.  Financial Information
Item 1. Financial Statements
BOULDER BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash	$23,121	$11,509
Accounts receivable, net of allowance of: $812 (2013) and $656 (2012)	40,120	30,323
Accounts receivable - other	1,587	3,277
Inventories, net	30,129	25,292
Prepaid taxes	5,856	3,206
Prepaid expenses and other assets	2,813	1,776
Deferred tax asset	5,701	6,201
Total current assets	109,327	81,584
Property and equipment, net	49,341	31,195
Other assets:
Goodwill	324,451	322,191
Intangible assets, net	225,382	233,691
Deferred costs, net	7,777	11,545
Investments, at cost	8,751	—
Other assets	1,722	1,748
Total other assets	568,083	569,175
Total assets	$726,751	$681,954
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$60,299	$60,592
Income taxes payable	110	110
Current portion of long-term debt	3,371	25
Total current liabilities	63,780	60,727
Long-term debt	261,870	232,890
Deferred tax liability	48,105	48,867
Contract payable	1,375	2,750
Other liabilities	1,261	1,232
Total liabilities	376,391	346,466

Commitments and contingencies
Boulder Brands, Inc. and Subsidiaries stockholders' equity:
Common stock, $.0001 par value, 250,000,000 shares authorized; 63,588,376 and 63,194,629 issued in 2013 and 2012, respectively and 59,897,713 and 59,503,966 outstanding in 2013 and 2012, respectively	6	6
Additional paid in capital	557,114	548,470
Accumulated deficit	(191,287)	(196,764)
Accumulated other comprehensive loss, net of tax	(1,319)	(629)
Treasury stock, at cost (3,690,663 shares)	(15,595)	(15,595)
Total Boulder Brands, Inc. and Subsidiaries stockholders' equity	348,919	335,488
Noncontrolling interest	1,441	—
Total equity	350,360	335,488
Total liabilities and equity	$726,751	$681,954
See accompanying notes to the condensed consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$118,512	$101,334	$335,834	$256,614
Cost of goods sold	70,242	59,032	195,699	147,231
Gross profit	48,270	42,302	140,135	109,383

Operating expenses:
Marketing	8,048	8,416	23,017	21,707
Selling	8,976	8,368	26,184	21,510
General and administrative	19,781	20,324	54,741	47,335
Restructuring, acquisition and integration-related costs	3,066	5,708	4,373	7,262
Total operating expenses	39,871	42,816	108,315	97,814
Operating income (loss)	8,399	(514)	31,820	11,569

Other income (expense):
Interest expense	(11,242)	(7,269)	(20,891)	(9,719)
Other income (expense) , net	594	877	(910)	696
Total other (expense)	(10,648)	(6,392)	(21,801)	(9,023)
Income (loss) before income taxes	(2,249)	(6,906)	10,019	2,546
Provision (benefit) for income taxes	(612)	(3,181)	4,601	2,084
Net income (loss)	(1,637)	(3,725)	5,418	462
Less: Net loss attributable to noncontrolling interest	55	—	59	—
Net income (loss) attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$(1,582)	$(3,725)	$5,477	$462

Earnings (loss) per share attributable to Boulder Brands, Inc. and Subsidiaries common stockholders:
Basic	$(0.03)	$(0.06)	$0.09	$0.01
Diluted	$(0.03)	$(0.06)	$0.09	$0.01

Weighted average shares outstanding:
Basic	59,605,890	59,193,268	59,539,397	59,025,590
Diluted	59,605,890	59,193,268	62,635,507	60,303,209

Net income (loss)	$(1,637)	$(3,725)	$5,418	$462
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	492	967	(690)	969
Other comprehensive income (loss)	492	967	(690)	969
Comprehensive income (loss)	(1,145)	(2,758)	4,728	1,431
Less: Comprehensive loss attributable to noncontrolling interest	55	—	59	—
Comprehensive income (loss) attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$(1,090)	$(2,758)	$4,787	$1,431

See accompanying notes to the condensed consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$5,418	$462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	13,757	9,427
Amortization and write-off of deferred financing costs	7,599	3,157
Deferred income taxes	(61)	(2,548)
Excess tax benefit from stock-based payment arrangements	(1,820)	(1,186)
Stock-based compensation	7,032	8,474
Asset write-offs	2,395	—
Loss on disposal of property and equipment	217	—
Changes in assets and liabilities:
Accounts receivable	(9,843)	(2,247)
Inventories	(4,689)	(291)
Prepaid expenses and other assets	933	(2,529)
Prepaid taxes	(642)	(5,108)
Accounts payable and accrued expenses	(395)	(2,654)
Net cash provided by operating activities	19,901	4,957
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	(6,180)	(126,910)
Purchase of investment	(8,751)	—
Purchase of property and equipment	(21,563)	(6,324)
Proceeds from disposal of property and equipment	102	—
Patent/trademark defense costs	(1,522)	(2,420)
Net cash (used in) investing activities	(37,914)	(135,654)
Cash flows from financing activities
Proceeds from issuance of long-term debt	270,800	250,712
Repayment of debt	(239,934)	(111,592)
Payments for loan costs	(3,743)	(12,923)
Contribution from noncontrolling interest	899	—
Shares withheld for payment of employee payroll taxes	(1,727)	—
Proceeds from exercise of stock options	1,519	—
Excess tax benefit from stock-based payment arrangements	1,820	1,186
Net cash provided by financing activities	29,634	127,383
Effects of exchange rate changes on cash and cash equivalents	(9)	35
Net increase (decrease) in cash and cash equivalents for the period	11,612	(3,279)
Cash and cash equivalents - beginning of period	11,509	7,959
Cash and cash equivalents - end of period	$23,121	$4,680
Cash paid during the period for:
Income taxes	$5,267	$9,850
Interest	$9,317	$6,458

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

On March 5, 2013, the Company formed a new partnership with a third party called Boulder Brands Investment Group, LLC (BIG).    BIG will look to invest in early-stage growth companies in the natural and organic food and beverage sectors.  In the second quarter of 2013, the partners of BIG made their initial capital contributions and BIG made its first investment totaling $2,071. In the third quarter of 2013, BIG made additional investments totaling $6,680. All investments have been accounted for under the cost method.  As the Company has a controlling financial interest in BIG, it is consolidated with these Condensed Consolidated Financial Statements, and the applicable noncontrolling interest is reflected herein.  Investments in other companies are included in “Other assets” on the Condensed Consolidated Balance Sheets.

On May 1, 2013, we acquired Davies Bakery, or "Davies," a United Kingdom based gluten-free bakery and bread manufacturer. On July 10, 2013, we acquired 80% of GlucoBrands, LLC, owner of Level Life Foods, or "Level." Based in Colorado, Level provides products to customers to help in the daily management of diabetes. See Note 2 - Acquisitions.

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

Revenue Recognition

We offer our customers and consumers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and advertising; such amounts are estimated and recorded as a reduction in revenue. For interim reporting, we estimate the total annual sales incentives for most programs and record a pro rata share in proportion to forecasted annual revenue. As a result, we have recorded a prepaid expense at September 30, 2013 of $572, which will be charged to expense over the remainder of the year.

2.      Acquisitions

On May 1, 2013, we acquired Davies, a United Kingdom based gluten-free bakery and bread manufacturer for approximately $3.9 million.  On July 10, 2013, we acquired 80% of GlucoBrands, LLC, owner of Level, for $2.4 million. Level provides products to customers to help in the daily management of diabetes. These transactions have been accounted for using

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

the acquisition method of accounting in accordance with GAAP and operating results of Davies and Level, from the date of acquisition, are included in our consolidated statement of operations. These acquisitions are not material to the consolidated amounts presented within our statement of operations for the three and nine months ended September 30, 2013.

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

The following table presents assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date (1)
	September 30, 2013	December 31, 2012
Assets:
Deferred compensation (2)	$1,267	$1,208
Derivative assets (3)	287	474
Total assets	$1,554	$1,682

Liabilities:
Deferred compensation (2)	$1,261	$1,232
Total liabilities	$1,261	$1,232

(1) All fair value measurements were based upon significant other observable inputs (Level 2).
(2) Deferred compensation assets are recorded in "Other assets" and deferred compensation liabilities are recorded in "Other liabilities" in the Consolidated Balance Sheets.
(3) Derivative assets are recorded in "Accounts receivable - other."

We use derivative financial instruments, principally commodity exchange contracts, to manage risks from fluctuations in commodity costs. Derivative financial instruments are not used for the purpose of creating speculative positions or for trading purposes. Related contracts are recorded in the balance sheet at fair value using market prices and rates prevailing at the balance sheet date obtained from independent exchanges. Changes in the fair value are recognized through earnings in the period in which they occur in "Other income (expense)" in the Consolidated Statement of Income and Comprehensive Income. Amounts recognized were a gain of $318 and loss of $3 for the three and nine months ended September 30, 2013, respectively, and gains of $794 and $779 for the three and nine months ended September 30, 2012, respectively. As of September 30, 2013, we had in place commodity exchange contracts to hedge future vegetable oil purchases totaling 21.5 million pounds. Contracts are entered into having maturities of generally no more than twelve months.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

4.    Inventory

Inventories, net consist of the following:

	September 30, 2013	December 31, 2012
Finished product	$19,972	$18,422
Raw materials	10,845	7,518
Reserve	(688)	(648)
Inventories, net	$30,129	$25,292

5.    Property and Equipment

Property and equipment, net consist of the following:

	September 30, 2013	December 31, 2012
Land	$557	$—
Buildings and improvements	2,446	—
Software development costs	8,417	6,618
Machinery and equipment	37,765	23,493
Furniture and fixtures	1,558	1,337
Leasehold improvements	10,694	8,047
Gross assets	61,437	39,495
Less: accumulated depreciation	(12,096)	(8,300)
Property and equipment, net	$49,341	$31,195

Depreciation expense was $1,632 and $4,327 for the three and nine months ended September 30, 2013, respectively, and $1,183 and $2,902 for the three and nine months ended September 30, 2012, respectively.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

6.    Goodwill and Intangible Assets

The following summarizes the changes in our goodwill, by segment:

	Smart Balance	Natural	Total
Goodwill	$301,557	$150,634	$452,191
Accumulated impairment loss	(130,000)	—	(130,000)
Balance as of January 1, 2013	171,557	150,634	322,191
Goodwill acquired during the year	2,666	14	2,680
Translation adjustments	—	(420)	(420)
Balance as of September 30, 2013	$174,223	$150,228	$324,451

	Smart Balance	Natural	Total
Goodwill	$301,557	$95,041	$396,598
Accumulated impairment loss	(130,000)	—	(130,000)
Balance as of January 1, 2012	171,557	95,041	266,598
Goodwill acquired during the year	—	55,351	55,351
Translation adjustments	—	242	242
Balance as of December 31, 2012	$171,557	$150,634	$322,191

Intangible assets, net consisted of the following major classes as of September 30, 2013:

	Gross Carrying Amount	Accumulated Amortization	Translation Adjustments	Net Carrying Value
Patent technology	$45,808	$(27,532)	$—	$18,276
Proprietary recipes	4,000	(833)	—	3,167
Non-compete agreement	400	(167)	—	233
Supply relationships	1,000	(426)	—	574
Customer relationships	53,962	(8,433)	(1,282)	44,247
Subscription database	2,900	(1,595)	—	1,305
Trademarks	157,825	(249)	4	157,580
Intangible assets, net	$265,895	$(39,235)	$(1,278)	$225,382

Intangible assets, net consisted of the following major classes as of December 31, 2012:

	Gross Carrying Amount	Accumulated Amortization	Translation Adjustments	Net Carrying Value
Patent technology	$44,793	$(22,974)	$—	$21,819
Proprietary recipes	4,000	(334)	—	3,666
Non-compete agreement	400	(66)	—	334
Supply relationships	1,000	(380)	—	620
Customer relationships	53,961	(4,840)	(625)	48,496
Subscription database	2,900	(1,160)	—	1,740
Trademarks	157,178	(162)	—	157,016
Intangible assets, net	$264,232	$(29,916)	$(625)	$233,691

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

As of September 30, 2013 and December 31, 2012, the total carrying amount of indefinite-lived intangible assets included in the tables above under trademarks was $156,540 and $156,036, respectively.
Amortization expense was $3,196 and $9,429 for the three and nine months ended September 30, 2013, respectively and $2,738 and $6,525 for the three and nine months ended September 30, 2012, respectively.  Based on our amortizable intangible assets as of September 30, 2013, amortization expense is expected to be approximately $3,241 for the remainder of 2013 and to range from approximately $7,500 to $13,000 for each of the next five fiscal years.
We review goodwill and indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. We also review goodwill annually.  At June 30, 2013, we performed our annual assessment of fair value and concluded that there was no impairment related to our goodwill and other intangible assets.

7.    Restructuring and Other Actions

As part of continuing efforts to increase efficiency and effectiveness and position us for success, we undertook two organizational restructurings in 2010, reducing the total number of employees by approximately 12%. In 2011, we undertook an additional organizational restructuring. In 2012, in connection with the acquisition of Udi's and the establishment of two reportable operating segments, we eliminated several senior management positions, streamlining our management team. In the third quarter of 2013, we began a process to increase efficiency at our Udi’s manufacturing facilities, which involves the consolidation of several facilities into one new, state-of the art facility.  In the third quarter of 2013, charges of $2,395 were incurred relating to asset write-offs associated with this restructuring effort. Restructuring charges are included in "Restructuring, acquisition and integration-related costs" in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table sets forth the activity affecting the restructuring accrual:

	Severance	Other Closure and Exit Costs	Total
Balance as of December 31, 2012	$2,111	$168	$2,279
Charges incurred	—	—	—
Cash payments	(1,787)	(147)	(1,934)
Adjustments	(204)	—	(204)
Balance as of September 30, 2013	$120	$21	$141

The accrued restructuring costs as of September 30, 2013 of $141 are reflected in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets. The liabilities for other closure and exit costs primarily relate to contractually required lease obligations and other contractually committed costs associated with abandoned office space.  We expect to pay these obligations within the next six months.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

8.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2013	December 31, 2012
Accounts payable	$23,810	$21,390
Accrued trade spend	8,241	8,067
Deferred sub-license income	4,609	4,351
Accrued payroll-related	4,090	3,264
Accrued interest	3,416	243
Accrued incentives	3,237	4,280
Accrued marketing	2,515	3,226
Accrued legal fees	1,721	3,371
Accrued other	8,660	12,400
Accounts payable and accrued expenses	$60,299	$60,592

9.    Long-Term Debt and Contract Payable

Long-term debt consists of the following:

	September 30, 2013	December 31, 2012
Term loan	$246,964	$232,800
Revolver	10,000	—
Capital lease	8,277	115
Total debt	265,241	232,915
Less: Current portion	3,371	25
Long-term debt	$261,870	$232,890

As of September 30, 2013, $70,000 was available for borrowing under the Revolver (as defined below).

The interest rates for outstanding obligations at September 30, 2013 were 5.00% for the Term Loan (as defined below) and 3.69% for the Revolver while the commitment fee on the unused line was 0.50%.

On July 9, 2013, the Company entered into a new credit agreement by and among GFA Brands, Inc., UHF Acquisition Corp. and Udi's Healthy Foods, LLC, as borrowers, or the “Borrowers,” the Company, as a guarantor, the other guarantors from time to time party thereto, the lenders from time to time party thereto, or the “Lenders,” and Citibank, N.A., as administrative agent, or the “Agent,” pursuant to which the Borrowers established a new senior secured credit facility, or the “New Credit Facility,” in an aggregate principal amount of $330,000, consisting of a term loan B, or the “New Term Loan,” in an aggregate principal amount of $250,000 and a revolving credit facility, or the “New Revolving Facility,” in an aggregate principal amount of $80,000 (with sublimits for swingline loans and the issuance of letters of credit). The New Term Loan will mature on July 9, 2020 and the New Revolving Facility will mature on July 9, 2018.

The New Credit Facility replaced the Company's prior credit agreement, or "Prior Credit Facility," dated as of July 2, 2012. Immediately prior to the refinancing of the Prior Credit Facility, outstanding debt under the Prior Credit Facility totaled approximately $242,200. Immediately after the close of the transaction, total outstanding debt under the New Credit Facility totaled approximately $260,000, comprised of $250,000 of New Term Loan debt and $10,000 of borrowings under the New Revolving Facility. In connection with this refinancing, the Company wrote-off financing costs totaling $6,970, which are included in “Interest expense” in the Consolidated Statements of Operations.

     Proceeds of the New Term Loan and the New Revolving Facility were primarily used to repay the debt outstanding under the Prior Credit Facility and to pay fees and expenses in connection therewith. In the future, the New Revolving Facility may be used by the Company and its subsidiaries for working capital and for other general corporate purposes, including acquisitions and investments, permitted under the New Credit Facility. The New Credit Facility also provides that, upon satisfaction of certain

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

conditions, the Borrowers may increase the aggregate principal amount of loans outstanding thereunder by an amount not to exceed the sum of (a) $50,000 and (b) up to an additional $50,000, so long as in the case of this clause (b), after giving effect to such increase on a pro forma basis, the Company's ratio of senior secured funded debt to consolidated EBITDA would not exceed 4.25 to 1.0, subject to receipt of additional lending commitments for such loans.

Interest

Outstanding amounts under the New Term Loan will bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 4.00% or (b) a Base Rate (equal in this context to the greatest of (i) the Agent's prime rate, (ii) the federal funds rate plus 1/2 of 1.00% and (iii) LIBOR plus 1.00%) (but subject to a minimum of 2.00%) plus 3.00%. The New Term Loan will amortize in equal quarterly installments of 0.25% of the initial principal amount beginning on September 30, 2013, with the balance due at maturity.

Outstanding amounts under the New Revolving Facility will initially bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 4.00% or (b) a Base Rate (equal in this context to the greatest of (i) the Agent's prime rate, (ii) the federal funds rate plus 1/2 of 1.00% and (iii) LIBOR plus 1.00%) plus 3.00%. From and after delivery to the Agent of financial statements for the fiscal quarter ending on or after September 30, 2013, the margin over LIBOR and the Base Rate for the New Revolving Facility may be adjusted periodically based on the Company's ratio of total funded debt to consolidated EBITDA, with 4.00% per annum being the maximum LIBOR margin and 3.00% per annum being the maximum Base Rate margin established by such adjustment mechanism. The Borrowers are required to pay a commitment fee on the unused commitments under the New Revolving Facility at a rate equal to 0.50% per annum.

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

Covenants

So long as any borrowings under the New Revolving Facility are outstanding (other than letters of credit that have been cash collateralized in accordance with the terms of the New Credit Facility) as of the last day of any fiscal quarter of the Company, the terms of the New Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain a maximum senior secured funded debt to consolidated EBITDA ratio of not more than 4.75 to 1.0, initially, and decreasing to 3.25 to 1.0 over the term of the New Credit Facility.

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

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Contract Payable and Capital Leases

In addition to the indebtedness under the New Credit Facility, we have recorded a contract payable of $2,750 representing the unpaid balance on a 2010 acquisition. This amount will be paid in annual installments over the next two years, together with related interest. As of September 30, 2013, $1,375 of this amount is due within twelve months and therefore included within "Accounts payable and accrued expenses" on the Consolidated Balance Sheet.

We have $8,277 of capital lease obligations for certain of our manufacturing equipment. Amounts outstanding under these capital leases bear interest at a rate of 5.5% and mature in September 2021.

Maturities

Under the New Credit Facility and the contract payable, the Company and the Borrowers are required to pay the following amounts for their collective debt and contract obligations during the following years ended December 31:

Remainder of 2013	$769
2014	4,754
2015	4,799
2016	3,474
2017	3,537
Thereafter	253,069
Total	$270,402

10.    Stock-Based Compensation

Stock-based compensation consists of stock options and restricted stock units ("RSUs").

Stock Options

We and our stockholders have authorized the issuance of up to 12,150,000 stock options under our Second Amended and Restated Stock and Awards Plan (the "Stock Plan").  As a result of the 2011 option exchange program (the "Option Exchange"), 432,178 of these options are no longer available to be granted. As of September 30, 2013, 358,541 options remained available for future grants.

In addition, during the first quarter of 2008, the compensation committee of our Board of Directors and a sub-committee of the compensation committee approved the issuance of up to 1,375,000 inducement stock option grants to new employees outside of our stock plan pursuant to NASDAQ Marketplace Rule 4350.  As a result of the Option Exchange, 600,000 of these options are no longer available to be granted. As of September 30, 2013, all of these stock options have been granted.

During the third quarter of 2012, we adopted the Smart Balance, Inc. 2012 Inducement Award Plan which allows for the issuance of up to 1,300,000 inducement stock options to new employees. The options have a ten-year term and an exercise price equal to the fair market value of our common stock on the date of grant. The options vest in four equal installments beginning on the first anniversary of the grant date. As of September 30, 2013, 130,625 options remained available for granting.

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

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Additional information with respect to stock option activity is as follows:

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding at December 31, 2012	11,654,333	$7.91	6.81
Options granted	564,500	11.59	9.17
Options exercised	(275,995)	7.77	5.34
Options canceled/forfeited	(308,125)	9.60	7.05
Options outstanding at September 30, 2013	11,634,713	$8.05	6.23
Exercisable at September 30, 2013	5,544,003	$7.31	5.69

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2013 was $5.85.

As of September 30, 2013, the total compensation cost related to non-vested awards not yet recognized was $13,884 with a weighted average remaining period of 1.9 years over which it is expected to be recognized.

We account for our stock-based compensation awards in accordance with GAAP for share-based payments, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

Stock-based compensation expense relating to stock options included in operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service period-based	$1,781	$2,131	$4,522	$3,411
Market price-based $8.00	—	535	—	804
Market price-based $12.00	—	66	—	190
Market price-based $16.00	483	46	578	133
Market price-based $16.75	21	32	83	96
Market price-based $20.25	27	27	80	79
Total	$2,312	$2,837	$5,263	$4,713

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

Restricted Stock Units

In September 2011, we began granting RSUs to certain board members and employees. These RSUs were issued under the Stock Plan and are subject to its terms and conditions. We issued RSUs where the compensation cost is recognized on a straight-line basis over the requisite period the holder is required to render service. We also issued market condition-based RSUs which vest when the underlying stock price closes at $8.00, $12.00 and $16.00 for 20 out of 30 consecutive trading days. We recognize compensation expense for the market price-based RSUs over the estimated vesting period, which was determined to be 1.43 years for the $8.00 awards, 2.92 years for the $12.00 awards and 3.90 years for the $16.00 awards. The $8.00 and $12.00

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

awards vested during 2012 and the $16.00 awards vested during the third quarter of 2013 as the required conditions were met. We recognized $955 and $1,769 of stock-based compensation for our RSUs in the three and nine months ended September 30, 2013, respectively, and $2,190 and $3,795 in the three and nine months ended September 30, 2012, respectively.

Additional information with respect to RSU activity is as follows:

	Number of Outstanding Units	Weighted Average Remaining Life (Years)
RSUs outstanding (unvested) at December 31, 2012	948,750	2.36
RSUs granted	40,000	3.98
RSUs vested	(277,500)	—
RSUs outstanding (unvested) at September 30, 2013	711,250	1.52

11.    Stock Repurchase Activities

In the fourth quarter of 2009, our Board of Directors approved the repurchase of up to $25,000 of shares of our common stock in 2010 and 2011. Through December 31, 2011, we repurchased 3,690,663 shares under this program at an average price of $4.23 per share for an aggregate purchase price of $15,595. In the fourth quarter of 2011, the share repurchase program was renewed starting January 1, 2012 and continuing through December 31, 2013. We are authorized to purchase up to $25,000 in shares during such time period. No shares were repurchased during 2012 or during the nine months ended September 30, 2013.

12.    License

A substantial portion of our business is dependent on our exclusive worldwide license of certain technology from Brandeis University. This license agreement, dated September 1996, imposes certain obligations upon us, such as diligently pursuing the development of commercial products under the licensed technology. The agreement for each country expires at the end of the term of each patent in such country and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that we have failed to meet our obligations under the license agreement, Brandeis could seek to limit or terminate our license rights. Royalties earned by Brandeis, which are included within "General and Administrative" expenses in the Consolidated Statement of Income (Loss) and Comprehensive Income (Loss), were $342 and $910 for the three and nine months ended September 30, 2013, respectively, and $240 and $785 for the three and nine months ended September 30, 2012, respectively.

13.    Income Taxes

Our effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which we operate and the amount of taxable income we earn. The effective tax rate was 27.9% and 45.7% for the three and nine months ended September 30, 2013, respectively, and 46.1% and 81.9% for the three and nine months ended September 30, 2012, respectively.

14.    Earnings Per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic and diluted earnings per share:
Numerator:
Net income (loss) attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$(1,582)	$(3,725)	$5,477	$462

Denominator:
Weighted average shares used in basic computation	59,606	59,193	59,539	59,026
Add: Stock options and RSUs	—	—	3,097	1,277
Weighted average shares used in diluted computation	59,606	59,193	62,636	60,303

Earnings per share, basic	$(0.03)	$(0.06)	$0.09	$0.01
Earnings per share, diluted	$(0.03)	$(0.06)	$0.09	$0.01

Diluted earnings per share excluded the weighted-average impact of the assumed exercise of approximately 12.3 million and 3.7 million stock options and RSUs in the three and nine months ended September 30, 2013, respectively, and 12.4 million and 6.9 million stock options and RSUs in the three and nine months ended September 30, 2012, respectively, because such impact would be anti-dilutive.

15.    Legal Proceedings and Contingencies

Commitments

In addition to those disclosed in the Company's 2012 Annual Report on Form 10-K, as of September 30, 2013, we had the following commitments:

Forward purchase commitments for a portion of our projected commodity requirements may be stated at a firm price or as a discount or premium from a future commodity market price. These commitments total approximately $69,005 as of September 30, 2013. The majority of these commitments are expected to be liquidated within one year.

In March and April, 2013, we entered into two new building operating leases.  The combined contractual payment obligations of these leases as of September 30, 2013 are $52 for the remainder of 2013, $1,157 for 2014, $1,192 for 2015, $1,228 for 2016, $1,265 for 2017, $1,303 for 2018 and $3,875 thereafter.

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
On February 21, 2013, a putative class action lawsuit relating to the labeling of Smart Balance® Fat Free Milk products was filed in the U.S. District Court for the Southern District of New York, or the "Southern District," alleging the label and marketing was misleading because, although the labels says “Fat Free Milk” the product contains 1g of fat from the Omega-3

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

fatty acid oil blend in the products. The Company has moved to dismiss the lawsuit and intends to vigorously defend itself against these allegations. We do not expect that the resolution of this matter will have a material adverse effect on our business.
On July 28, 2012, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of California claiming that the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products is false, misleading and deceptive (the "California Case"). Our motion to dismiss the complaint was denied by the court. We filed an answer, denying all substantive allegations. A substantially similar class action lawsuit related to the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products was filed on August 9, 2012 in the Southern District. In light of its similarity to the California Case, the Southern District stayed all activity in the case pending a decision in the California Case on class certification. We believe the allegations contained in both of these complaints are without merit and we intend to vigorously defend ourselves against these allegations. We do not expect that the resolution of this matter will have a material adverse effect on our business.
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
On July 24, 2013, a putative class action lawsuit was filed in the U.S. District Court for the District of Colorado, claiming that the Company violated federal and state law by failing to properly pay overtime compensation to its employees. The Company filed a motion to dismiss on September 16, 2013 and intends to vigorously defend itself against the allegations. We do not expect the resolution of this matter will have a material adverse effect on our business.
On April 17, 2013, a lawsuit was filed by a broker in the U.S. District Court for the Northern District of Illinois against Udi's Health Foods, LLC. The Company reached a satisfactory resolution of the lawsuit which has now been dismissed with prejudice. The resolution of the lawsuit did not have a material adverse effect on our business.
We are not a party to any other legal proceeding that we believe would have a material adverse effect on our business, results of operations or financial condition.
16.    Segments

Our business consists of two reportable segments: Smart Balance and Natural. The Smart Balance segment consists of our branded products in spreads, butter, grocery and, up until July 1, 2013, milk, as well as Level branded products. The Natural segment consists of our Earth Balance, Glutino, Udi's and Davies branded products.

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

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Sales:
Natural	$77,540	$52,385	$203,057	$100,769
Smart Balance	40,972	48,949	132,777	155,845
	$118,512	$101,334	$335,834	$256,614

Brand Profit:
Natural	$17,324	$12,690	$49,906	$24,420
Smart Balance	14,634	12,747	42,578	41,786
Total reportable segments	31,958	25,437	92,484	66,206
Less:
General and administrative, excluding royalty expense (income), net	20,493	20,243	56,291	47,375
Restructuring, acquisition and integration-related costs	3,066	5,708	4,373	7,262
Interest expense	11,242	7,269	20,891	9,719
Other expense (income), net	(594)	(877)	910	(696)
Income (loss) before income taxes	$(2,249)	$(6,906)	$10,019	$2,546

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the September 30, 2013 Consolidated Financial Statements and the related Notes contained in this quarterly report on Form 10-Q for the quarter ended September 30, 2013 and our Annual Report on Form 10-K for the year ended December 31, 2012. Forward-looking statements in this section are qualified by the cautionary statements included under the heading “Cautionary Note Regarding Forward Looking Information,” above.

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

We primarily outsource production of finished goods to third-party manufacturers.  Glutino currently has one leased manufacturing facility in Canada dedicated to the manufacturing of gluten-free products. Udi's currently has six leased facilities in Denver, Colorado, however, we are in the process of consolidating five of these facilities into one facility. Therefore, once this consolidation is complete, Udi's will be operating two manufacturing facilities.

On May 1, 2013, we acquired Davies Bakery, a UK-based gluten-free bakery and bread manufacturer, from Frank Roberts & Sons for approximately $3.9 million. The Davies Bakery subsidiary of Frank Roberts & Sons manufactures and sells gluten-free bread and baked goods in the United Kingdom for its own brand, Yes!YouCan, and co-packages for private label customers.

On July 10, 2013, we acquired 80% of GlucoBrands, LLC, owner of Level Life Foods. Based in Colorado, Level provides products to customers to help in the daily management of diabetes.

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

Our business consists of two reportable segments: Smart Balance and Natural. The Smart Balance segment consists of our branded products in spreads, butter, grocery, and, up until July 1, 2013, milk, as well as Level branded products. The Natural segment consists of our Earth Balance, Glutino, Udi's and Davies branded products.

Restructuring

As part of continuing efforts to increase efficiency and effectiveness and position the Company for success, we undertook two organizational restructurings in 2010, reducing our total number of employees by approximately 12%. The costs of the combined actions in the second and fourth quarters of 2010 totaled $4.1 million. In 2011, we undertook an additional organizational restructuring, resulting in charges of $1.5 million. In the third quarter of 2012, in connection with the acquisition of Udi's and the establishment of two reportable operating segments, we eliminated several senior management positions, streamlining our management team. The cost of these actions in 2012 totaled $2.6 million. In the third quarter of 2013, we began a process to increase efficiency at our Udi’s manufacturing facilities, which involves the consolidation of several facilities into one new, state-of the art facility.  In the third quarter of 2013, charges of $2.4 million were incurred relating to asset write-offs associated with this restructuring effort.

Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

Results of Operations for the Three and Nine Months Ended September 30, 2013 Compared to the Three and Nine Months Ended September 30, 2012

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions, except per share data)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Net sales	$118.5	$101.3	$17.2	17.0%	$335.8	$256.6	$79.2	30.9%
Cost of goods sold	70.2	59.0	11.2	19.0%	195.7	147.2	48.5	32.9%
Gross profit	48.3	42.3	6.0	14.1%	140.1	109.4	30.7	28.1%

Operating expenses:
Marketing	8.0	8.4	(0.4)	(4.4)%	23.0	21.7	1.3	6.0%
Selling	9.0	8.4	0.6	7.3%	26.2	21.5	4.7	21.7%
General and administrative	19.8	20.3	(0.5)	(2.7)%	54.7	47.3	7.4	15.6%
Restructuring, acquisition and integration-related costs	3.1	5.7	(2.6)	(46.3)%	4.4	7.3	(2.9)	(39.8)%
Total operating expenses	39.9	42.8	(2.9)	(6.9)%	108.3	97.8	10.5	10.7%
Operating income (loss)	8.4	(0.5)	8.9	(1,734.0)%	31.8	11.6	20.2	175.0%

Interest expense	(11.2)	(7.3)	(3.9)	54.7%	(20.9)	(9.7)	(11.2)	115.0%
Other expense (income), net	0.6	0.9	(0.3)	(32.3)%	(0.9)	0.7	(1.6)	(230.7)%
Total other expenses, net	(10.6)	(6.4)	(4.2)	66.6%	(21.8)	(9.0)	(12.8)	141.6%
Income (loss) before income taxes	(2.2)	(6.9)	4.7	(67.4)%	10.0	2.5	7.5	293.5%
Provision (benefit) for income taxes	(0.6)	(3.2)	2.6	(80.8)%	4.6	2.1	2.5	120.8%
Net income (loss)	(1.6)	(3.7)	2.1	(56.1)%	5.4	0.5	4.9	1,072.7%
Net (income) loss attributable to noncontrolling interest	0.1	—	$0.1	NM	0.1	—	0.1	NM
Net income (loss) attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$(1.6)	$(3.7)	$2.1	(57.5)%	$5.5	$0.5	$5.0	1,085.5%
Earnings (loss) per share attributable to Boulder Brands, Inc. and Subsidiaries common stockholders:
Basic	$(0.03)	$(0.06)	$0.03	(50.0)%	$0.09	$0.01	$0.08	800.00%
Diluted	$(0.03)	$(0.06)	$0.03	(50.0)%	$0.09	$0.01	$0.08	800.00%
Note: Amounts may not add due to rounding.
NM = Not meaningful

Results of Operations for Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Net Sales

Total net sales of $118.5 million for the three months ended September 30, 2013 increased by $17.2 million, or 17.0%, from $101.3 million in the three months ended September 30, 2012. The increase was related to an increase in our Natural segment net sales, partly offset by a decrease in our Smart Balance segment net sales.

Net sales from our Smart Balance segment of $41.0 million for the three months ended September 30, 2013 decreased by $7.9 million, or 16.3%, from $48.9 million in the three months ended September 30, 2012. The decrease was primarily related to an overall net decrease in volumes of $8.4 million, primarily related to the licensing of milk in the quarter, as well as the winding down of Bestlife spreads and Smart Balance butter blends. These decreases were partly offset by the increased volume in spreadable butter.

Net sales from our Natural segment of $77.5 million for the three months ended September 30, 2013 increased by $25.1 million from $52.4 million in the three months ended September 30, 2012. The increase was primarily driven by an acceleration in distribution gains for Udi's and continued strength in the gluten-free category, which resulted in volume increases in Udi's, Glutino, and Earth Balance product sales of $16.8 million, $5.9 million and $1.8 million, respectively.

Cost of Goods Sold

Total cost of goods sold of $70.2 million for the three months ended September 30, 2013 increased by $11.2 million, or 19.0%, from $59.0 million in the three months ended September 30, 2012. The increase was related to an increase in our Natural segment cost of goods sold, partly offset by a decrease in our Smart Balance segment cost of goods sold.

Cost of goods sold for our Smart Balance segment were $21.1 million for the three months ended September 30, 2013, a decrease of $5.9 million, or 21.7%, from $27.0 million in the three months ended September 30, 2012. The decrease was primarily related to the decrease in net sales, mainly associated with the licensing of milk.

Cost of goods sold for our Natural segment were $49.1 million for the three months ended September 30, 2013, an increase of $17.1 million from $32.0 million in the three months ended September 30, 2012. The increase was primarily related to the increase in net sales.

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

Total brand profit of $32.0 million for the three months ended September 30, 2013 increased by $6.6 million, or 25.6%, from $25.4 million in the three months ended September 30, 2012. The increase resulted from increases in our Natural and Smart Balance segment brand profit.

Brand profit from our Smart Balance segment of $14.7 million for the three months ended September 30, 2013 increased by $2.0 million, or 14.9%, from $12.7 million in the three months ended September 30, 2012. Gross profit decreased $2.1 million in the three months ended September 30, 2013 compared to the 2012 period. The decrease in gross profit was partly offset by decreases in non-promotional marketing of $1.9 million, selling expenses of $1.2 million and net royalties of $0.9 million. Gross profit as a percentage of net sales was 48.3% for the three months ended September 30, 2013 compared to 44.8% during the same period in 2012. The increase in margins was primarily due to the licensing of milk, which had lower margins, as well as decreased investments associated with new product launches, partially offset by higher costs associated with space saver packaging.

Brand profit from our Natural segment of $17.3 million for the three months ended September 30, 2013 increased by $4.6 million from $12.7 million in the three months ended September 30, 2012. Gross profit increased $8.1 million in the three months ended September 30, 2013 compared to the 2012 period. The increase in gross profit was partly offset by increases in selling expenses of $1.8 million and non-promotional marketing of $1.5 million. Gross profit as a percentage of net sales was 36.7% for the three months ended September 30, 2013 compared to 38.9% during the same period in 2012. The decrease in margins primarily relates to an increase in plant capacity associated with a new production facility at Udi’s, which resulted in lower utilization.

General and administrative

General and administrative expenses of $19.8 million for the three months ended September 30, 2013 decreased $0.5 million, or 2.7%, from $20.3 million in the three months ended September 30, 2012.

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs for the three months ended September 30, 2013 were $3.1 million primarily due to the Udi’s facilities consolidation. For the three months ended September 30, 2012 restructuring, acquisition and integration-related costs were $5.7 million, primarily due to the Udi's acquisition, as well as restructuring actions taken in the third quarter of 2012.

Total other expenses, net

We had total other expenses, net, of $10.6 million for the three months ended September 30, 2013 and $6.4 million in the corresponding period in 2012. The results for 2013 and 2012 included interest expense of $11.2 million and $7.3 million, respectively.  The increase in interest expense was primarily due to the write-off of debt costs in the third quarter of 2013, associated with the refinancing of our Prior Credit Facility, which was partially offset by lower interest rates associated with the New Credit Facility. Also included in other expense in 2013 were gains of $0.3 million on commodity hedging derivatives and currency translation gains of $0.2 million. Gains on commodity hedging derivatives were $0.8 million in 2012.

Benefit for income taxes

The effective tax rate for the three months ended September 30, 2013 was a benefit of 27.9%, due to the loss before income taxes, along with the discrete adjustments for the quarter related to the federal and state tax return to provision true up. The effective tax rate for the three months ended September 30, 2012 was a benefit of 46.1%.

Net Income (Loss) Attributable to Boulder Brands, Inc. Common Stockholders

Our net loss for the three months ended September 30, 2013 was $1.6 million compared to a loss of $3.7 million in the three months ended September 30, 2012. The $2.1 million decrease in net loss was primarily due to higher operating income, partly offset by higher interest expense and a lower benefit from income taxes.

Results of Operations for Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Net Sales

Total net sales of $335.8 million for the nine months ended September 30, 2013 increased by $79.2 million, or 30.9%, from $256.6 million in the nine months ended September 30, 2012. The increase was related to an increase in our Natural segment net sales, partly offset by a decrease in our Smart Balance segment net sales.

Net sales from our Smart Balance segment of $132.8 million for the nine months ended September 30, 2013 decreased by $23.0 million, or 14.8%, from $155.8 million in the nine months ended September 30, 2012. The decrease was primarily related to an overall net decrease in volumes of $23.5 million, primarily in Smart Balance spreads due to competitive promotional levels and continued consumer price sensitivity to premium products, the licensing of milk in the third quarter of 2013, and the winding down of Bestlife spreads and Smart Balance butter blends. The overall decrease in volumes was partly offset by the increased volume in spreadable butter which was introduced in 2012.

Net sales from our Natural segment of $203.0 million for the nine months ended September 30, 2013 increased by $102.2 million from $100.8 million in the nine months ended September 30, 2012. The increase was primarily related to the acquisition of Udi's (acquired in July 2012) which accounted for an increase of $79.1 million, as well as increases in Glutino product sales of $16.9 million and Earth Balance products of $5.4 million.

Cost of Goods Sold

Total cost of goods sold of $195.7 million for the nine months ended September 30, 2013 increased by $48.5 million, or 32.9%, from $147.2 million in the nine months ended September 30, 2012. The increase was related to an increase in our Natural segment, partly offset by a decrease in our Smart Balance segment cost of goods sold.

Cost of goods sold for our Smart Balance segment were $70.8 million for the nine months ended September 30, 2013, a decrease of $14.3 million, or 16.8%, from $85.1 million in the nine months ended September 30, 2012. The decrease was primarily related to the decrease in net sales.

Cost of goods sold for our Natural segment were $124.9 million for the nine months ended September 30, 2013, an increase of $62.8 million from $62.1 million in the nine months ended September 30, 2012. The increase was primarily related to the acquisition of Udi's (acquired in July 2012) which accounted for an increase of $48.6 million, as well as increases in Glutino's and Earth Balance's cost of goods sold associated with increased sales.

Brand Profit

Total brand profit of $92.5 million for the nine months ended September 30, 2013 increased by $26.3 million, or 39.7%, from $66.2 million in the nine months ended September 30, 2012. The increase was primarily related to an increase in our Natural segment brand profit, as well as Smart Balance segment brand profit, which increased slightly.

Brand profit from our Smart Balance segment of $42.6 million for the nine months ended September 30, 2013 increased by $0.8 million, or 1.9%, from $41.8 million in the nine months ended September 30, 2012. Gross profit decreased $8.7 million in the nine months ended September 30, 2013 compared to the 2012 period. Gross profit as a percentage of net sales was 46.7% for the nine months ended September 30, 2013 compared to 45.4% during the same period in 2012. The decrease in gross profit was partly offset by decreases in non-promotional marketing of $5.0 million, net royalties of $2.1 million and selling expenses of $2.1 million.

Brand profit from our Natural segment of $49.9 million for the nine months ended September 30, 2013 increased by $25.5 million from $24.4 million in the nine months ended September 30, 2012. Gross profit increased $39.5 million in the nine months ended September 30, 2013 compared to the 2012 period and as a percentage of net sales was 38.5% for the nine months ended September 30, 2013 compared to 38.4% during the same period in 2012. The increase in gross profit was partly offset by increases in selling expenses of $6.8 million and non-promotional marketing of $6.3 million primarily due to the acquisition of Udi's and increase in sales.

General and administrative

General and administrative expenses of $54.7 million for the nine months ended September 30, 2013 increased $7.4 million, or 15.6%, from $47.3 million in the nine months ended September 30, 2012. The increase is primarily related to the acquisition of Udi’s (acquired in July 2012).

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs for the nine months ended September 30, 2013 were $4.4 million primarily due to the acquisitions of Udi's and Davies, as well as certain restructuring charges associated with facilities consolidation at Udi's. Restructuring, acquisition and integration-related costs for the nine months ended September 30, 2012 were $7.3 million, primarily due to the Udi's acquisitions, as well as restructuring actions taken in the third quarter of 2012.

Total other expenses, net

We had total other expenses, net of $21.8 million for the nine months ended September 30, 2013 and $9.0 million in the corresponding period in 2012. The results for 2013 and 2012 included interest expense of $20.9 million and $9.7 million, respectively.  The increase in interest expense was primarily due to the write-off of debt costs in the third quarter of 2013, associated with the refinancing of our Prior Credit Facility, as well as higher average debt balances, which were partially offset by lower interest rates associated with the New Credit Facility. Also included in other expense in 2013 were currency translation losses of $0.5 million, and the loss on disposal of certain equipment of $0.2 million. Other expense in 2012 was primarily due to gains of $0.8 million on commodity hedging derivatives.

Provision for income taxes

The effective tax rate for the nine months ended September 30, 2013 was 45.7% primarily as a result of discrete items related to the recording of the federal and state tax return to provision reconciliation for the tax returns filed in the quarter, along with the true up of the state effective tax rate utilized to value the cumulative deferred tax accounts. The effective tax rate for the nine months ended September 30, 2012 was 81.9%, primarily as a result of a $1.4 million adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options.

Net Income Attributable to Boulder Brands, Inc. Common Stockholders

Our net income for the nine months ended September 30, 2013 was $5.5 million compared to $0.5 million in the nine months ended September 30, 2012. The $5.0 million increase was primarily due to higher operating income, partly offset by higher interest expense and income taxes.

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

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Sales:
Natural	$77.5	$52.4	$203.0	$100.8
Smart Balance	41.0	48.9	132.8	155.8
	$118.5	$101.3	$335.8	$256.6

Brand Profit:
Natural	$17.3	$12.7	$49.9	$24.4
Smart Balance	14.7	12.7	42.6	41.8
Total reportable segments	32.0	25.4	92.5	66.2
Less:
General and administrative, excluding royalty expense (income), net	20.5	20.2	56.3	47.4
Restructuring, acquisition and integration-related costs	3.1	5.7	4.4	7.3
Interest expense (income), net	11.2	7.3	20.9	9.7
Other expense	(0.6)	(0.9)	0.9	(0.7)
Income (loss) before income taxes	$(2.2)	$(6.9)	$10.0	$2.5
Note: Amounts may not add due to rounding.

Liquidity and Capital Resources

Cash Flows

As of September 30, 2013, we had cash and cash equivalents of $23.1 million, an increase of $11.6 million from December 31, 2012. The following table summarizes the change:

	Nine Months Ended September 30,
(in millions)	2013	2012	$ Change
Cash provided by (used in):
Operating activities	$19.9	$5.0	$14.9
Investing activities	(37.9)	(135.7)	97.8
Financing activities	29.6	127.4	(97.8)
Net change in cash and cash equivalents	$11.6	$(3.3)	$14.9

Cash provided by operating activities was $19.9 million for the nine months ended September 30, 2013 compared to $5.0 million in the corresponding period in 2012, primarily due an increase in net income before depreciation, amortization and other non-cash expenses. The increase was partially offset by increased working capital needs, primarily due to higher accounts receivable balances at September 30, 2013 associated with the timing of promotional activities in preparation for October celiac awareness month, as well as the change to space saver packaging, as many customers transitioned to space saver packaging products at the end of September 2013. Additionally, inventory levels were higher in connection with the rollout of our space saver packaging initiative, and efforts to stay ahead of the continued growth and distribution gains in our gluten free businesses.

Cash used in investing activities decreased $97.8 million to $37.9 million in the nine months ended September 30, 2013 from $135.7 million in 2012, primarily due to the purchase of Udi's in the third quarter of 2012, partially offset by an increase in capital expenditures in 2013 compared to 2012.

We generated $97.8 million less cash from financing activities during the nine months ended September 30, 2013 compared with the same period in 2012, primarily due to the increase in debt in 2012 associated with the Udi's acquisition.

Liquidity

Our liquidity planning is largely dependent on our operating cash flows, which is highly sensitive to changes in demand, operating costs and pricing for our major products. While changes in key operating costs, such as outsourced production, advertising, promotion and distribution, may adversely affect cash flows, we have been able to continue to generate significant cash flows by adjusting costs. Our principal liquidity requirements are to finance current operations, pay down existing indebtedness and fund future expansion. Our New Credit Facility also allows us to repurchase common stock subject to the satisfaction of certain conditions. No shares were repurchased during the nine months ended September 30, 2013. Currently, our primary source of liquidity is cash generated by operations.

We believe that cash flows generated from operations, existing cash and cash equivalents and borrowing capacity under the revolving portion of our New Credit Facility should be sufficient to finance working capital requirements for our business for the foreseeable future.

As of September 30, 2013, $70.0 million was available for borrowing under our New Credit Facility and we had $23.1 million of cash.

Financing

As of September 30, 2013, we had $247.0 million outstanding under the New Term Loan and $10.0 million under the Revolver.

Cash paid for interest during the nine months ended September 30, 2013 was $9.3 million. The interest rates for outstanding obligations at September 30, 2013 were 5.00% for the Term Loan and 3.69% under the New Revolver while the commitment fee on the unused line was 0.50%.

During the three months ended September 30, 2013, we repaid $0.6 million under the Term Loan.

On July 9, 2013, the Company entered into a new credit agreement by and among GFA Brands, Inc., UHF Acquisition Corp. and Udi's Healthy Foods, LLC, as borrowers, or the “Borrowers,” the Company, as a guarantor, the other guarantors from time to time party thereto, the lenders from time to time party thereto, or the “Lenders,” and Citibank, N.A., as administrative agent, or the “Agent,” pursuant to which the Borrowers established a new senior secured credit facility, or the “New Credit Facility,” in an aggregate principal amount of $330 million, consisting of a term loan B, or the “New Term Loan,” in an aggregate principal amount of $250 million and a revolving credit facility, or the “New Revolving Facility,” in an aggregate principal amount of $80 million (with sublimits for swingline loans and the issuance of letters of credit). The New Term Loan will mature on July 9, 2020 and the New Revolving Facility will mature on July 9, 2018.

The New Credit Facility replaced the Company's prior credit agreement, or "Prior Credit Agreement," dated as of July 2, 2012. Immediately prior to the refinancing of the Prior Credit Facility, outstanding debt under the Prior Credit Facility totaled approximately $242.2 million. Immediately after the close of the transaction, total outstanding debt under the New Credit Facility totaled approximately $260 million, comprised of $250 million of New Term Loan debt and $10 million of borrowings under the New Revolving Facility. In connection with this refinancing, the Company wrote-off financing costs totaling $7.0 million, which are included in “Interest expense” in the Consolidated Statements of Operations.

Proceeds of the New Term Loan and the New Revolving Facility were primarily used to repay the debt outstanding under the Prior Credit Facility and to pay fees and expenses in connection therewith. In the future, the New Revolving Facility may be used by the Company and its subsidiaries for working capital and for other general corporate purposes, including acquisitions and investments, permitted under the New Credit Facility. The New Credit Facility also provides that, upon satisfaction of certain conditions, the Borrowers may increase the aggregate principal amount of loans outstanding thereunder by an amount not to exceed the sum of (a) $50 million and (b) up to an additional $50 million, so long as in the case of this clause (b), after giving effect to such increase on a pro forma basis, the Company's ratio of senior secured funded debt to consolidated EBITDA would not exceed 4.25 to 1.0, subject to receipt of additional lending commitments for such loans.

Interest

Outstanding amounts under the New Term Loan will bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 4.00% or (b) a Base Rate (equal in this context to the greatest of (i) the Agent's prime rate, (ii) the federal funds rate plus 1/2 of 1.00% and (iii) LIBOR plus 1.00%) (but subject to a minimum of 2.00%) plus 3.00%. The New Term Loan will amortize in equal quarterly installments of 0.25% of the initial principal amount beginning on September 30, 2013, with the balance due at maturity.

Outstanding amounts under the New Revolving Facility will initially bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 4.00% or (b) a Base Rate (equal in this context to the greatest of (i) the Agent's prime rate, (ii) the federal funds rate plus 1/2 of 1.00% and (iii) LIBOR plus 1.00%) plus 3.00%. From and after delivery to the Agent of financial statements for the fiscal quarter ending on or after September 30, 2013, the margin over LIBOR and the Base Rate for the New Revolving Facility may be adjusted periodically based on the Company's ratio of total funded debt to consolidated EBITDA, with 4.00% per annum being the maximum LIBOR margin and 3.00% per annum being the maximum Base Rate margin established by such adjustment mechanism. The Borrowers are required to pay a commitment fee on the unused commitments under the New Revolving Facility at a rate equal to 0.50% per annum.

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

Covenants

So long as any borrowings under the New Revolving Facility are outstanding (other than letters of credit that have been cash collateralized in accordance with the terms of the New Credit Facility) as of the last day of any fiscal quarter of the Company, the terms of the New Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain a maximum senior secured funded debt to consolidated EBITDA ratio of not more than 4.75 to 1.0, initially, and decreasing to 3.25 to 1.0 over the term of the New Credit Facility.

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

Contract Payable and Capital Leases

In addition to the indebtedness under our New Credit Facility, we have recorded a contract payable of $2.8 million representing the unpaid balance on a 2010 acquisition. This amount will be paid in annual installments over the next two years, together with related interest. As of September 30, 2013, $1.4 million of this amount is due within 12 months and is therefore included within "Accounts payable and accrued expenses" on the Consolidated Balance Sheet.

As of September 30, 2013, we had $8.3 million of capital lease obligations for certain of our manufacturing equipment. Amounts outstanding under these capital leases bear interest at a rate of 5.5% and mature in September 2021.

Maturities

Under the New Credit Facility and the contract payable, the Company and the Borrowers are required to pay the following amounts for their collective debt and contract obligations during the years ended December 31 (in millions):

Remainder of 2013	$0.8
2014	4.7
2015	4.8
2016	3.5
2017	3.5
Thereafter	253.1
Total	$270.4

Contractual Obligations

In March and April, 2013, we entered into two new building operating leases.  The combined contractual payment obligations of these leases as of September 30, 2013 are $0.1 million for the remainder of 2013, $1.2 million for 2014, $1.2 million for 2015, $1.2 million for 2016, $1.3 million for 2017, $1.3 million for 2018 and $3.9 million thereafter. Besides the foregoing, there has been no material change to our contractual obligations as disclosed in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2013, other than those disclosed in the Notes to our Consolidated Financial Statements contained herein.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks due primarily to changes in interest rates on our variable interest rate debt. Under our New Credit Facility, we are subject to changes in interest rates, but are not required to enter into an interest rate swap until the market LIBOR rate exceeds 1.25% for 20 of the last 30 consecutive business days. The three-month LIBOR rate at September 30, 2013 was 0.25%.

We purchase significant amounts of soy, palm and canola oil, peanuts and rice products to support the needs of our brands. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. These forward purchase commitments qualify as normal purchases and sales in the normal course of business and accordingly, do not qualify as derivatives under existing authoritative accounting guidance, namely ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” Based on the most recent prices for soy, palm and canola oil and peanuts and rice products, as of September 30, 2013 we had commitments of $69.0 million. We are exposed to market risk from commodity pricing changes. In order to minimize price variability and to manage risk, we enter into derivative hedging arrangements with counterparties for vegetable oil. These derivatives must be net settled in cash and are marked-to-market each period within the consolidated statement of operations.

We are exposed to market risk from changes in interest rates charged on our debt. The impact on earnings is subject to change as a result of movements in market rates. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction of future pre-tax earnings of approximately $2.6 million per year. Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business and other factors.

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

Item 4.    Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2013. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management's evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the three months ended September 30, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Note regarding acquisitions

In making our assessment of disclosure controls and procedures and of changes in internal control over financial reporting as of September 30, 2013, we have excluded the operations of Davies and Level. We are currently assessing the control environment of these acquired businesses. The portion of Davies' and Level's net sales that is not integrated into our existing control and procedural environment constitutes less than 1% of our net sales for the three and nine months ended September 30, 2013, and their total assets constitute 1.2% of our total assets as of September 30, 2013.

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
On February 21, 2013, a putative class action lawsuit relating to the labeling of Smart Balance® Fat Free Milk products was filed in the U.S. District Court for the Southern District of New York, or the "Southern District," alleging the label and marketing was misleading because, although the labels says “Fat Free Milk” the product contains 1g of fat from the Omega-3 fatty acid oil blend in the products. The Company has moved to dismiss the lawsuit and intends to vigorously defend itself against these allegations. We do not expect that the resolution of this matter will have a material adverse effect on our business.
On July 28, 2012, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of California claiming that the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products is false, misleading and deceptive (the "California Case"). Our motion to dismiss the complaint was denied by the court. We filed an answer, denying all substantive allegations. A substantially similar class action lawsuit related to the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products was filed on August 9, 2012 in the Southern District. In light of its similarity to the California Case, the Southern District stayed all activity in the case pending a decision in the California Case on class certification. We believe the allegations contained in both of these complaints are without merit and we intend to vigorously defend ourselves against these allegations. We do not expect that the resolution of this matter will have a material adverse effect on our business.
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
On July 24, 2013, a putative class action lawsuit was filed in the U.S. District Court for the District of Colorado, claiming that the Company violated federal and state law by failing to properly pay overtime compensation to its employees. The Company filed a motion to dismiss on September 16, 2013 and intends to vigorously defend itself against the allegations. We do not expect the resolution of this matter will have a material adverse effect on our business.
On April 17, 2013, a lawsuit was filed by a broker in the U.S. District Court for the Northern District of Illinois against Udi's Health Foods, LLC. The Company reached a satisfactory resolution of the lawsuit which has now been dismissed with prejudice. The resolution of the lawsuit did not have a material adverse effect on our business.
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

November 7, 2013	BOULDER BRANDS, INC. (Registrant)

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