Form 10-K
period 2013-12-31
BOULDER BRANDS, INC.
filed 2014-02-27
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
Commission File Number 001-33595

BOULDER BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2949397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Pearl Street – Suite 300 Boulder, Colorado	80302
(Address of principal executive offices)	(Zip Code)
(303) 652-0521
(Issuer’s telephone number, including area code)
Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	NASDAQ Global Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter ($12.05), as reported on the Nasdaq Global Market was approximately $684 million.
As of February 27, 2014, there were 60,402,297 shares of common stock, par value $.0001 per share, of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement in connection with its 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

BOULDER BRANDS, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report on Form 10-K, or "Annual Report," that are not historical facts, including statements about the Company's plans, strategies, beliefs and expectations, are forward-looking and subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may include use of the words “expect”, “anticipate”, “plan”, “intend”, “project”, “may”, “believe” and similar expressions. Actual results may differ materially from such forward-looking statements for a number of reasons, including the risks and uncertainties set forth in "Item 1A. Risk Factors," located in Part I of this Annual Report, as well as the following factors:

•
the Company’s ability to implement its growth strategy, including without limitation enhancing its brand recognition, increasing distribution of its existing products, attracting new consumers to its brands, and introducing new products and product extensions;

•	the Company’s ability to drive compelling product innovation;

•	the loss of a significant customer or a significant reduction in purchase volume by any such customer;

•	erosion of the reputation of the Company’s brands;

•	adverse developments with respect to the sale of Smart Balance® buttery spreads products;

•	risks associated with maintaining and upgrading the Company’s manufacturing facilities in order to, among other things, keep up with demand, produce new products and increase margins;

•	the loss of a manufacturer or the inability of a manufacturer to fulfill its orders or to maintain the quality of its products;

•	the departure of one or more members of the Company’s executive management team;

•	risks related to the Company’s rapid growth, including the need to build an infrastructure and workforce sufficient to meet the growing demand for the Company’s products;

•	the termination of the Company’s relationship with Acosta, Inc. and/or Presence Marketing, Inc. to act as its primary sales agents for a significant portion of its products;

•	changes in consumer preferences and discretionary spending;

•	potential unavailability of necessary capital to fund the Company’s growth initiatives;

•	price increases;

•	the Company’s ability to protect its intellectual property;

•	the Company’s obligations under its principal license agreement with Brandeis University;

•	any sustained economic downturn in the U.S. and abroad and related consumer sentiment;

•	fluctuations in various food and supply costs as well as increased costs associated with product processing and transportation;

•	the Company’s ability to manage its supply chain effectively, including maintaining sufficient capacity to satisfy demand for its products;

•	regulation of the Company’s advertising;

•	adverse publicity or consumer concern regarding the safety and quality of food products or health concerns;

•	the absence of long-term contracts with the Company’s customers;

•	economic and political conditions in the U.S. and abroad;

•	foreign currency fluctuations;

•	the identification of new acquisition opportunities and the execution and integration of acquisitions;

•	the realization of the expected growth benefits from our acquisitions;

•	the risks involved in selling gluten-free products;

•	the Company’s internal control over financial reporting;

•	risks related to an increased number of employees, labor disputes and adverse employee relations;

•	risks associated with conducting business outside of the U.S.;

•	potential liabilities of litigation;

•	the potential unavailability of insurance for potential liabilities;

•	increases in costs of medical and other employee health and welfare benefits;

•	the failure of the Company’s information technology systems to operate effectively;

•	an impairment in the carrying value of goodwill and other intangible assets;

•	volatility of the market price and trading volume of the Company’s common stock;

•	the numerous laws and governmental regulations the Company’s business operations may be subject to;

•
liabilities resulting from claims, including defense costs and negative publicity, should the consumption of any food or beverage products manufactured or marketed by the Company cause injury, illness or death;

•	risks that customers will not accept the Company’s products for their stores or set reasonable prices for the Company’s products;

•	changes in retail distribution arrangements and the trend toward less products stocked at retail;

•	competition; and

•	the Company’s debt, including financial covenants that restrict the Company’s operations.

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

PART I
Item 1. Business

Our Company

Boulder Brands is committed to creating food solutions that give people opportunities to improve their lives, one product at a time. The company’s health and wellness platform consists of brands that target specific health trends: the Glutino® and Udi’s Gluten Free® brands for gluten-free diets; the Earth Balance® brand for plant-based diets; the Level Life™ brand for diabetic diets; EVOL foods for consumers seeking pure and simple ingredients; and the Smart Balance® brand for heart healthier diets. We distribute our products in all major retail channels, including natural, grocery, club and mass merchandise, and we also have a presence in the foodservice and industrial channels.

Growth Strategy

Our goal is to become a recognized leader in providing nutritious and good tasting food products for a wide variety of consumer needs, including gluten-free diets, plant-based diets, diabetic-diets, pure and simple ingredients, heart-health and weight management.

Our primary growth strategies are:

(1)	focusing on product innovation, introducing new products and expanding distribution in our Natural segment;

(2)	acquiring new brands and new technologies;

(3)	expanding into new channels of distribution, in particular foodservice;

(4)	expanding our business geographically in regions outside of the United States;

(5)	investing in our infrastructure and human resources as we grow our business;

(6)	focusing on improvements in our profit margins;

(7)	licensing brands in our Smart Balance segment, such as milk, popcorn and other product areas; and

(8)	maintaining profitability in our Smart Balance segment.

Our brands give us a broad platform with which to introduce new products and create further innovation. We are focused on introducing new products (and extensions of existing products), expanding distribution of our products, and attracting new customers and consumers to our brands. Udi's, Glutino, EVOL and Level are expected to grow through distribution gains at retail and product innovation, both increasing sales to existing customers and consumers and attracting new customers and consumers, and to increase profitability through manufacturing and supply chain efficiencies. Earth Balance®, the company's dairy-free, vegan brand, is expected to grow through distribution gains at retail and product innovation. We also plan to continue to seek out and selectively pursue acquisition opportunities of attractive brands and technologies in the health and wellness space which emanate from the natural channel, focus on consumer need states and are brand elastic across categories. As our business grows, we focus on building our infrastructure, consolidating facilities and building our management team at all layers of the business. We continue to focus on maintaining the profitability of our Smart Balance brand and have recently started licensing this brand in selected product areas and geographies in order to generate royalty income.

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

On December 31, 2012, the Smart Balance, Inc. corporate name was changed to Boulder Brands, Inc. (“Boulder Brands” or the “Company”). “We,” “us” and “our” mean Boulder Brands, Inc. and its consolidated subsidiaries.

On March 5, 2013, the Company formed a new partnership called Boulder Brands Investment Group, LLC, or “BIG,” with a third party. BIG will look to invest in early-stage growth companies in the natural and organic food and beverage sectors.  In the second quarter of 2013, the partners of BIG made their initial capital contributions and BIG made its first investment totaling $2.1 million. In the third quarter of 2013, BIG made additional investments totaling $6.7 million. All investments have been accounted for under the cost method.  As the Company has a controlling financial interest in BIG, it is consolidated in the Company’s consolidated financial statements, and the applicable noncontrolling interest is reflected in the financial statements.

On May 1, 2013, we acquired Davies, a United Kingdom based gluten-free bakery and bread manufacturer, for approximately $3.9 million.

On July 10, 2013, we acquired 80% of GlucoBrands, LLC, owner of Level Life™foods, or "Level," for $2.4 million. In connection with this acquisition, we simultaneously entered into a call agreement with the sellers, whereby we have the right, but not the obligation, to purchase the remaining equity interests in GlucoBrands, LLC, starting on January 1, 2016, at an amount based on certain predefined profit metrics. Level provides convenient food products to consumers which help them create a diabetes-friendly diet as part of their daily management of diabetes.

On December 23, 2013, we acquired 100% of the equity interests of EVOL Foods, or "EVOL," from Phil’s Fresh Foods for approximately $48.9 million. Based in Boulder, Colorado, EVOL manufactures and markets frozen foods with a focus on pure and simple ingredients.  EVOL’s products include those that are antibiotic-free, hormone-free, GMO-free, and have no artificial preservatives or flavors.

These transactions have been accounted for using the acquisition method of accounting in accordance with GAAP and the operating results of the acquisitions are included in our consolidated statement of operations.

In July 2013, we entered into an exclusive licensing arrangement with Byrne Dairy, pursuant to which Byrne distributes and markets all of our Smart Balance milk products in exchange for making royalty payments to us.

Our Business Segments

Our business consists of two reportable segments: Natural and Smart Balance. The Natural segment consists of our Glutino, Udi's, Earth Balance and EVOL branded products. The Smart Balance segment consists of our Smart Balance branded products in spreads, butter, grocery and milk (currently licensed to a third party distributor) and our Level Life products.

In the years ended December 31, 2013, 2012 and 2011, net sales in our Natural segment were $285.0 million, $161.8 million and $55.6 million, respectively, and net sales in our Smart Balance segment were $176.3 million, $207.9 million and $218.7 million, respectively. In the years ended December 31, 2013, 2012 and 2011, net sales in the U.S. were $412.4 million, $342.3 million and $266.4 million, respectively, and net sales internationally were $48.9 million, $27.3 million and $8.0 million, respectively. For further information on our business segments, including financial information for the years ended December 31, 2013, 2012 and 2011, see Note 18 to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8- Financial Statements and Supplementary Data.”

Natural Segment

Products sold by the Natural segment include Glutino, Udi’s, Earth Balance and EVOL branded products.

Glutino® and Gluten-Free Pantry® Products

      We have marketed Glutino® and Gluten-Free Pantry® products since our acquisition of Glutino in August 2011. Glutino offers a wide range of shelf stable and frozen gluten-free products, including snack foods, frozen baked goods, frozen entrees, fresh breads and baking mixes, throughout the United States and Canada. Major Glutino product categories include:

•	Baking mixes, such as mixes for sugar cookies, pancakes, chocolate brownies, cornbread, yellow cake, muffins, chocolate chip cookies, flour, pizza crust, pie crust and chocolate cake

•	Bagels and English muffins

•	Breads, such as white bread, fiber bread, flax seed bread, corn bread, multigrain bread, seeded bread, cinnamon raisin bread and cornbread stuffing

•	Breakfast bars, including flavors such as apple, blueberry, cherry, strawberry, wildberry, chocolate banana and chocolate peanut

•	Cereals, such as honey nut, frosted, berry and apple/cinnamon

•
Chips, crisps & pretzels, such as salted potato chips, sour cream & onion potato chips, BBQ potato chips, tortilla & dippers, pretzel chips, pretzel sticks, pretzel twists, chocolate covered pretzels, yogurt covered pretzels and bagel chips

•	Cookies and wafers, such as chocolate chip cookies, vanilla cream cookies, milk chocolate wafers, vanilla wafers and lemon wafers

•	Crackers, such as sea salt crackers, cheddar crackers, table crackers, multigrain crackers and vegetable crackers

•	Frozen meals, such as macaroni & cheese and penne alfredo

•	Pasta, such as macaroni, penne, rotini and spaghetti

•	Pizzas, such as cheese, pepperoni and spinach/feta pizzas and premium pizza crusts

•	Breadcrumbs

•	Toaster pastries, in flavors such as apple cinnamon and strawberry

Udi's®

We have marketed Udi's® products since our acquisition of Udi's in July 2012. Based in Denver, Colorado, Udi's markets gluten-free products under the “Udi's Gluten Free Foods” brand in the retail market and, since mid-2011, food service channels.  Udi's is a leading brand in gluten-free bread and baked goods.  In addition, Udi's markets other gluten-free products including frozen pizza and granola. Davies markets a variety of gluten free foods in the United Kingdom, primarily under the Udi’s brand. Major Udi’s product categories include:

•	Bagels, such as plain, whole grain and cinnamon raisin, the “everything” bagel and the “mighty bagel”

•
Breads, rolls and buns, such as white sandwich bread, millet-chia bread, whole grain bread, cinnamon raisin bread, omega flax and fiber, whole grain hamburger buns, classic hamburger buns, classic hot dog buns, whole grain dinner rolls, French baguettes and French dinner rolls

•	Cookies and brownies, in flavors such as chocolate chip, oatmeal, Snickerdoodle, maple pecan chocolate chip, salted caramel cashew and ginger, as well as dark chocolate brownie bites

•	Chips, such as aged cheddar ancient grain crisps and sea salt ancient grain crisps

•	Granola, in flavors such as gluten free original, gluten free vanilla, gluten free cranberry and gluten free au naturel

•	Granola bars, in favors such as chocolate chip, cranberry almond and ancient grain

•	Muffins and cinnamon rolls, such as cinnamon rolls, blueberry muffins, double chocolate muffins, lemon streusel muffins, double vanilla muffins, pumpkin muffins and blueberry oat muffin tops

•	Pizza and crust, including three cheese pizza, pepperoni, margarita pizza, pizza crusts and spinach & feta pizza

•	Tortillas, in various sizes

Earth Balance® Products

     The Earth Balance® line of products offers a variety of buttery spreads, sticks, soymilks, nut butters and vegan mayo dressings formulated for consumers interested in natural, plant based and organic products. In late 2012, we launched four new vegan snack items under the Earth Balance® brand. Earth Balance® products are primarily available in the natural and organic channel of distribution and have a small but growing presence in traditional retail outlets. Primary Earth Balance product categories include:

•	Buttery spreads, with varieties such as original, olive oil, soy free, omega-3, soy garden and organic whipped

•	Soymilk, including original, vanilla, chocolate and unsweetened

•	Dressings, including original, organic and olive oil

•	Baking sticks, such as vegan buttery sticks, soy free sticks and shortening sticks

•	Nut butters, such as crunchy coconut & peanut spread, creamy coconut & peanut spread, creamy peanut and crunchy peanut

•	Culinary spreads, such as coconut, sweet cinnamon and garlic & herb

•	Snacks, such as vegan buttery flavored popcorn and vegan aged white cheddar flavor puffs

EVOL Brand

     We have marketed EVOL products since our acquisition of EVOL in December 2013. EVOL manufactures and markets frozen foods with a focus on pure and simple ingredients. Its products - including burritos, meals and quesadillas - include those that are antibiotic-free, hormone free, GMO-free and have no artificial preservatives or flavors. Primary EVOL product categories include:

•
Burritos, including chicken fajita, beef, spicy steak, cilantro lime chicken, sausage egg & cheese, chicken bean & rice, shredded beef, veggie bean & cheese, potato egg & cheese, chipotle chicken, egg & sausage, egg & potato, bean rice & cheddar and egg & green chile

•	Meals, such as chicken tikka masala, butternut squash & sage ravioli, macaroni & cheese, teriyaki chicken, lemongrass chicken, chicken tandoori, and chicken penne pomodoro

•	Quesadillas, including fire grilled streak, chipotle chicken, and gluten free chicken

•	Gluten free, such as chicken tikka masala, macaroni & cheese, Thai style curry chicken, teriyaki chicken and lemongrass chicken

Smart Balance® Segment

The Smart Balance segment includes products sold under the Smart Balance® and Level Life™ brands.

Smart Balance® Brand

The Smart Balance® line of products was introduced in 1996 with the launch of our buttery spreads products. The Smart Balance® line of products is available in a variety of categories, formats and sizes in the supermarket, mass merchandise and convenience store channels of distribution. Some of our buttery spreads are also available in bulk and individual serving formats for use in the industrial and foodservice channels. Major Smart Balance product categories include:

•
Buttery spreads, including the original buttery spread, light buttery spread with flaxseed oil, omega-3 buttery spread, light omega-3 buttery spread, buttery spread with extra virgin olive oil (EVOO), light buttery spread with EVOO, organic buttery spread, low sodium buttery spread, buttery spread with calcium and heartright light buttery spread

•	Spreadable butters, including butter and canola oil blend, light butter and canola oil blend, and butter & canola and EVOO blend

•
Enhanced milks (sold through a license agreement), including fat free milk and omega-3’s, lactose-free fat free milk and omega-3’s, heartright fat free milk and omega-3’s and naturally sourced plant sterols, low fat milk and omega-3’s, and fat free milk and calcium

•	Peanut butter, including rich roast creamy peanut butter, rich roast chunky peanut butter, natural dark chocolate creamy peanut butter, and natural dark chocolate chunky peanut butter

•	Cooking oil

•	Cooking sprays, including non-stick cooking spread-original and non-stick cooking spray-butter flavor

•	Popcorn, including smart ‘n healthy popcorn, smart movie style popcorn, light butter flavored popcorn and light butter flavored mini bags

•	Light mayonnaise dressing

In addition, we created the Smart Balance™ Food Plan, incorporating many of our Smart Balance® products, in order to help consumers achieve a healthy balance of natural fats in their daily diet. The plan includes menus as well as numerous recipes. Regular exercise is required by the plan as well. Research has shown that combining regular exercise with the right balance of fats as a significant part of a varied diet can, among other benefits, improve a consumer's ratio of “good” HDL cholesterol to his or her “bad” LDL cholesterol. Following our food plan will help consumers limit their intake of saturated fat, and provide valuable Omega-3s while avoiding hydrogenated oil and harmful trans fat.

Level Life™ Brand

     We have marketed Level Life™ products since we acquired 80% of GlucoBrands, LLC, owner of Level, in July 2013. Level provides diabetic-friendly food products to consumers to help in the daily management of diabetes through the diet. Its primary products include Level Life™ glucose gels, shakes and bars, all available in multiple favors. Level’s products are designed to help control carbohydrates, support healthy blood sugar levels and help satisfy hunger for those managing carbohydrate and sugar intake.

Bestlife™

     We own and operate a health and wellness, subscription-based website at www.thebestlife.com, which is based on the philosophies of Bob Greene.

Industry Overview and Trends

We believe several factors are increasing consumer awareness of nutrition and driving consumer demand for gluten-free and health and wellness products, including:

•	interest in the relationship between diet and health;

•	interest in the relationship between ingredients and health;

•	interest in less processed foods;

•	people with certain need states, such as those affected by gluten sensitivities and diabetes;

•	increasing health care costs;

•	changes in media attention and laws affecting labeling and product claims; and

•	an aging population, interested in prolonging life and the quality of life.

As consumers have increasingly sought out new ways to maintain and improve their personal health, they are increasingly aware of the ingredients contained in their food. In addition, certain consumers seek out products to satisfy specific need states, such as gluten-free need states. The medical community and food and drink manufacturers are increasingly responding to these demands.

Sales and Distribution

We sell products in all 50 states. We also sell Earth Balance® spreads, Glutino®, Udi's® and Gluten-Free Pantry® products in Canada as well as in the U.S. Davies sells a variety of gluten-free foods in the United Kingdom, primarily under the Udi's brand. A majority of our products are sold through supermarket chains and food wholesalers. Since September 2007, we have utilized Acosta, Inc., or "Acosta," and its affiliates as our primary national sales agency in the U.S. grocery, military, drug and mass market channels. We utilize Presence Marketing, Inc., or "Presence," as our primary national sales agency for the natural channel. We also utilize Higgins Cohn Brand Management as our sales representatives in Canada. Additionally, a small portion of our products are sold through independent food and beverage distributors.

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

We use third party distributors and a network of public warehouses to deliver product from our manufacturers to our customers. Our largest customers in 2013 in terms of sales revenue were United Natural Foods, Inc. and Wal-Mart Stores, Inc., accounting for approximately 20% and 12% of sales, respectively. No other single customer accounted for more than 8% of our sales revenues in 2013.

Marketing

Our marketing efforts are designed to increase consumer awareness of and demand for our products. We employ a broad mix of marketing, including coupons, in-store product sampling, consumer and trade events, advertising (online and print) and recipe and food plans, to specifically target our unique consumer and customer segmentation. We use online resources, including social media sites, to communicate with consumers. We use coupons (freestanding insert newspaper, store register, on-pack, online and direct mail coupons) to help stimulate product trial and repeat purchases by providing consumers with economic incentives. In the Natural segment, we use principally in-store product sampling and online marketing. In the Smart Balance segment, we use primarily traditional marketing and advertising, such as freestanding newspaper inserts and coupons, and have been exploring alternative advertising vehicles as well.

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

Manufacturing

We operate manufacturing facilities which produce products that comprise approximately 60% of our Natural segment sales. We operate and lease an approximately 185,000 square foot manufacturing facility in Denver, Colorado that produces the majority of our Udi’s products and some Glutino products. We believe that this facility is the largest gluten-free manufacturing facility in North America in terms of square footage. We also operate three additional manufacturing facilities: a leased facility located in Quebec, Canada that produces some of Glutino’s products; a leased facility in Boulder, Colorado that produces EVOL’s products; and an owned facility of Davies, in the United Kingdom, which manufactures products for our gluten-free bakery and bread business in the United Kingdom. We believe that these manufacturing facilities give us a strategic advantage because they are among the few facilities in North America and Europe which exclusively manufacture gluten-free products. Our Udi's facility also exclusively manufactures gluten-free products, with the exception of its artisan granola.

For our Smart Balance segment and a portion of our Natural segment, we outsource manufacturing of our products to third-party co-packers. Outsourcing is designed to allow us to enhance production flexibility and capacity, leverage working capital, and focus our energy and resources on marketing and sales. Our buttery spreads are produced by two manufacturers, one of whom has multiple locations. Most of our other products are each supplied by a separate sole source. We believe our manufacturers have the capacity to fulfill our production needs. We will monitor capacity, service and costs and will qualify alternative sources of supply as needed.

Most of our raw materials are commodities that are broadly available from multiple sources. Key raw materials used for our products are vegetable oils, peanuts, rice products, butter, tapioca and egg whites (used in bread production). We maintain varying positions in key raw materials from time to time to stabilize supply and price as appropriate.

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

We provide proprietary formula and processing information for most of our products to our co-packers with respect to the products they produce. We receive production reports, quality control reports and samples from product runs from these manufacturers. In addition, our research and development and quality control personnel visit each manufacturing facility for our co-packed food products on a regular basis to ensure compliance with good manufacturing practices. Glutino, Udi's and EVOL also employ a quality control system with respect to their self-manufactured gluten-free products. In addition to standard quality control procedures, specific testing is performed at both internal and external laboratories to ensure the gluten-free status of Glutino and Udi's gluten-free products.

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

In the Natural segment, our larger competitors include Annie’s, Hain Celestial Group, Inc., Van’s, Rudi’s, Schär and Amy’s Gluten Free. There are also many smaller companies dedicated to gluten-free, allergen-free or other natural products that compete with us. In our Smart Balance segment, our largest principal competitors are Unilever, ConAgra Foods and Land O' Lakes, each of whom has substantially greater market presence, longer operating histories, better distribution, and greater financial, marketing, capital and other resources than we do. Our competitors may also introduce new products or reformulate existing products that may appeal to our consumers. A couple of years ago, some of our competitors in the spreads category reformulated most of their products to remove partially hydrogenated oils. Removal of partially hydrogenated oils has minimized our competitive advantage in the spreads category of comparing trans fat levels, which was one advantage featured in our marketing programs in 2009 and 2010.
Working Capital Practices
We generate cash from operations with which we finance the day-to-day operations of our business. We control credit risk through credit approvals, credit limits and monitoring procedures, and perform periodic credit evaluation of our customers.

If cash from operations is not sufficient to fund our day-to-day operations or other expenditures, we have a revolving credit facility of $80.0 million which is available to us for future borrowings through July 2018. As of December 31, 2013, we had $65.0 million of availability under the $80.0 million credit facility.
Backlog
Our backlog of unshipped orders was $14.1 million and $14.8 million at December 31, 2013 and 2012, respectively.

Intellectual Property

We consider our intellectual property rights, including our trademarks, patents, trade secrets, copyrights, and licenses, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing agreements, third-party confidentiality, nondisclosure, and assignment agreements, and by policing third-party misuses of our intellectual property.

In 1996, GFA (with whom we merged in 2007) licensed technology from Brandeis University, or “Brandeis,” relating to the use of a balanced proportion of saturated and polyunsaturated fatty acids from one or more vegetable oil sources for incorporation in food products to increase HDL and the HDL/LDL cholesterol ratio. Approximately 35% of our sales in 2013 included this licensed, patented technology. Our agreement with Brandeis provides us with an exclusive license to this technology, which includes the following patents and applications:

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

The license also covers any corresponding foreign patents and subsequent U.S. or foreign applications and any continuations, continuations-in-part, divisions and re-issues. The license agreement imposes certain obligations on us including diligently pursuing the development of commercial products under the licensed technologies. The license will terminate (1) with respect to the U.S. patents described above, on April 7, 2015, which is when the patents expire, and (2) with respect to any other patent, upon the expiration of the patent. With respect to unpatented technology, the license expired on June 18, 2013. We pay royalties to Brandeis for the use of the licensed technology based on an agreed formula.

In 2008, we entered into a multi-year agreement with Brandeis to fund research to develop new product technologies for existing and future categories. Under the agreement, $1 million will be paid over ten years, with an option to increase funding. The bulk of support was paid over the first five years. In return, we will receive an option to license any of the resulting technologies for use in our products. Under a separate agreement, we have committed $0.5 million to support research of new food technologies. Our agreements with Brandeis have most recently resulted in the development of two new patentable technologies for which patents are currently pending. We have already introduced some products which take advantage of these new technologies, and we may introduce additional new products based in part on these technologies during the coming years.

We have also acquired certain rights to various other technologies developed for us by Brandeis University and Perlman Consulting, LLC, primarily relating to the stabilization or other enhancement of ingredients that could be used in one or more of our products. We are required to pay up-front fees, royalties, patent expenses, or a combination of the foregoing, depending on the rights obtained. Generally, for licensed rights, we pay royalties based on net sales of products covered by the licensed technology as well as patent-related expenses. Our license agreements also permit us to sub-license the underlying technologies to third parties provided that we pay a portion of the sub-license fees to Brandeis University or Perlman Consulting, LLC, as applicable.
In total, royalty expense was $1.9 million in 2013, of which $1.0 million was related to our spreads business. In 2012, royalty expense was $1.6 million in total, of which $1.0 million was related to our spreads business. In 2011, royalty expense was $1.7 million in total, of which $1.1 million was related to our spreads business.

In addition, our total research and development expenses during the last three years were $1.3 million in 2013, $1.0 million in 2012 and $0.8 million in 2011.

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

Many of our products are highly regulated by various federal and state agencies. These regulations include laws concerning restrictions on product labeling, offering sizes and minimum markup requirements. We have been, and likely will be, required to modify these product offerings and certain activities related thereto to comply with the many different regulatory rules and standards.

We are also subject to regulation by the U.S. Department of Agriculture, or "USDA," and the Food Safety and Inspection Service; the Lanham Act; state consumer protection laws; federal, state and local workplace health and safety laws; various federal, state and local environmental protection laws; and various other federal, state and local statutes and regulations applicable to the production, sale, safety, advertising, labeling and ingredients of food products. Glutino's manufacturing facilities in Canada are also subject to inspection by Canadian federal, provincial and local authorities.

Our operations and products are also subject to foreign and provincial regulation and oversight by governmental agencies in the countries in which we operate, including the Food Standards Agency in the United Kingdom, the European Food Safety Authority in the European Commission, and the Canadian Food Inspection Agency and the Ministry of Agriculture in Canada, which regulate the processing, packaging, storage, distribution, advertising and labeling of the products we manufacture, including food safety standards. We have been, and we may be, required to alter certain products to comply with foreign or other regulatory standards.

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

Seasonality

Our Smart Balance segment is subject to seasonal fluctuations. Significant portions of the net sales and profits of the Smart Balance segment have historically been, and may continue to be, realized during the fourth quarter of our fiscal year, reflecting the holiday baking and cooking season in which several of our products are utilized. In addition, there are increased sales of these Smart Balance products during the Easter holiday season. Because of the seasonality of the Smart Balance segment’s business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Our Natural segment has not historically shown any significant amount of seasonal fluctuations.

Employees

As of December 31, 2013, we had approximately 720 full and part time employees. Of our approximately 720 employees, approximately 230 are non-production employees. We outsource certain of the production and distribution of our products, as well as certain selling activities. Functions performed by our employees include general management; sales, marketing and customer service; operations, quality control/quality assurance and research and development; manufacturing and production; finance and accounting; and legal and investor relations. A majority of the Glutino, Udi's, Davies and EVOL employees are engaged in manufacturing. Employees at our Glutino manufacturing facility in Laval, Quebec, Canada formed a labor union in 2012. We have had no material work stoppage as a result of labor problems and we believe our labor relations to be good.

Company Website and SEC Filings

     Our corporate website is www.boulderbrands.com. We also maintain a number of websites dedicated to certain of our brands, including www.smartbalance.com, www.glutino.com, www.udisglutenfree.com, www.glutenfree.com, www.udisglutenfree.co.uk, www.udisgranola.com, www.earthbalancenatural.com, www.levelfoods.com , www.evolfoods.com, and www.thebestlife.com. The information on these websites is not incorporated by reference in this annual report on Form 10-K.

All of our filings with the Securities and Exchange Commission, or the "SEC," can be accessed through our corporate website promptly after filing; however, in the event that the website is inaccessible, we will provide paper copies of our most recent Annual Report, the most recent quarterly report on Form 10-Q, current reports filed or furnished on Form 8-K and all related amendments, excluding exhibits, free of charge upon request. These filings are also accessible on the SEC's website at www.sec.gov.

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

Risks Associated with Our Business

We may not be successful in implementing our growth strategy, including without limitation enhancing our brand recognition, increasing distribution of our products, attracting new consumers to our brands, and introducing new products and product extensions, either on a timely basis or at all.

     Our future success depends in large part on our ability to implement our growth strategy, including without limitation enhancing our brand recognition, increasing distribution of our products, attracting new consumers to our brands, and introducing new products and product extensions. Our ability to implement our growth strategy depends, among other things, on our ability to develop new products, acquire additional product lines and businesses, secure shelf space in grocery stores and supermarkets, increase customer awareness of our brands, enter into distribution and other strategic arrangements with third party retailers and other potential distributors of our products, and compete with numerous other companies and products. We cannot assure you that we will be able to successfully implement our growth strategy and continue to maintain growth in our sales and EBITDA. If we fail to implement our growth strategy, our sales, EBITDA and profitability will be adversely affected.

Our continued success depends to a large extent on our ability to innovate successfully and on a cost-effective basis.

A key element of our growth strategy is to introduce new products and to successfully innovate our existing products. Success in product development is affected by our ability to anticipate consumer preferences, to obtain adequate funding to pay for R&D efforts, to leverage our research and development capabilities, and to utilize our management’s ability to launch new or improved products successfully and on a cost-effective basis. The development and introduction of new products requires substantial R&D and marketing expenditures, which we may not be able to finance or which we may be unable to recover if the new products do not achieve commercial success and gain widespread market acceptance. Product innovation may also result in increased costs resulting from the use of new manufacturing techniques, capital expenditures, new raw materials and ingredients, new product formulas and possibly new co-packers. Some raw materials may be difficult, or impossible, to purchase at prices that we deem acceptable, particularly with respect to innovative products. In addition, typically we have started selling new products in smaller volumes in order to evaluate consumer demand, and it may be difficult to find co-packers who will manufacture small volumes of our new products at a reasonable price. Historically we have sustained losses on new products until they reached a substantial volume of sales. In addition, many new products do not achieve success in the marketplace, due to lack of demand or otherwise. If we are unsuccessful in our product innovation efforts and demand for our products declines, our business could be negatively affected.

The loss of a significant customer or significant reduction in purchase volume by any such customer could have a material adverse effect on our revenues and net income.

A limited number of supermarket chains and food wholesalers account for a substantial portion of our revenues. Our ten largest customers accounted for approximately 64% of our sales in 2013. Our largest customers are United Natural Foods, Inc. and Wal-Mart Stores, Inc., which accounted for approximately 20% and 12%, respectively, of our sales in 2013. There can be no assurance that our customers will continue their relationships with us. In addition, there is no assurance that our customers will not reduce our shelf space, continue to carry the same number of our products, charge us more for shelf space or shelve our new products. A significant reduction or loss in purchase volume from United Natural Foods, Inc. or Wal-Mart Stores, Inc. or other major customers could have a material adverse effect on our business, results of operations and financial condition.

Erosion of the reputation of one or more of our leading brands could negatively impact our sales and results of operations.

Nearly all of our net sales derive from sales of our branded products, and growth in our business has resulted from the strength of our brands. Our financial success is directly dependent on consumer and customer perception of our brands, including Glutino, Udi’s, Smart Balance, Earth Balance, EVOL and Level. The success of our brands may suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers or if consumer or customer perceptions of our brands or our products change unfavorably. Our results of operations could be negatively affected if the reputation of one or more of our brands suffers damage due to real or perceived quality issues with our products, or if we are found to have violated any applicable laws or regulations.

Sales of our Smart Balance® buttery spreads products contribute a significant portion of our profitability and cash flow. A continued reduction in the sale of our Smart Balance® buttery spreads products, which is not offset by increased sales of our high-growth products, could have a material adverse effect on our ability to remain profitable and achieve future growth.

Approximately 27% of our revenues for the year ended December 31, 2013 resulted from sales of our Smart Balance® buttery spreads products. There has been a decline in the margarine/buttery spreads category in recent years and generally over the past 30 years. In addition, our revenue from sales of our Smart Balance® buttery spreads products for the year ended December 31, 2013 was 14% less than it was in the prior year and we cannot assure you that this trend will not continue in future years. We cannot be certain that we will be able to continue to commercialize our buttery spreads products or that any of our buttery spreads products will continue to be accepted in their markets. Because sales of our Smart Balance® buttery spreads products have contributed substantially to our profitability and cash flows, continued reductions in sales of these products will have an adverse effect on our profitability and ability to generate cash to fund our product development, R&D efforts or potential acquisitions.

The following factors, among others, could affect continued market acceptance and profitability of Smart Balance® buttery spreads products:

•the introduction of competitive products;
•changes in consumer preferences among buttery spreads, margarine, butter, olive oil and other products;
•changes in consumer eating and baking habits, including trends toward increased eating outside of the home;
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

Adverse developments with respect to the sale of Smart Balance® buttery spreads products could significantly reduce our revenues and profitability and have a material adverse effect on our ability to maintain profitability and achieve our business plan.

We are subject to the risks associated with operating, maintaining and continuously upgrading our manufacturing facilities. Loss of one or more of our manufacturing facilities could harm our business.

While historically we have mainly outsourced the manufacturing of our products to third parties, as a result of our recent acquisitions, we now lease and operate manufacturing facilities which produce approximately 60% of the products sold by our Natural segment. This subjects us to the risks associated with operating, and the capital expenditures necessary to maintain and continue to upgrade, manufacturing facilities and machinery and equipment. We need to maintain and upgrade our manufacturing facilities in order to, among other things, keep up with the demand for our products, retain sufficient capacity to manufacture new products, and increase our margins. If we are unable to maintain sufficient manufacturing capacity to keep up with the demand for our products and ensure that our sales and production teams adequately coordinate their planning and production efforts, we risk losing potential product sales due to not having a sufficient amount of available inventory to meet the growing demand for our products.

Any loss of the use of all or a portion of any of our facilities due to accidents, fires, explosions, labor issues, adverse weather conditions, natural disasters such as floods, tornadoes, hurricanes, ice storms and earthquakes, supply interruptions, transportation interruptions, human error, mechanical failure, terrorist acts, power outages, discharges or releases of hazardous substances and other environmental issues, or otherwise, whether short or long-term, could have a material adverse effect on us and our operations. In particular, any loss of the use of the Denver-based facility where we manufacture our Udi’s gluten-free products and a portion of our Glutino gluten-free products, or any loss of the use of the Canadian facility where we manufacture most of our Glutino gluten-free products, would have a material adverse effect on us. We also only have one manufacturing facility for bread, and any loss of the use of this facility would have an adverse effect on our business as well. Any loss of the use of all or a portion of any of our facilities could result in substantial business losses, production delays, third party lawsuits and significant repair costs, as well as personal injury and/or loss of life, which could materially and adversely affect our business, financial condition, results of operations, prospects and cash flows.

Moreover, unexpected failures of our equipment and machinery could result in production delays, revenue loss and significant repair costs, as well as injuries to our employees. In some cases facilities are designated for certain types of products based on the unique equipment involved and it is more difficult, or impossible, for us to shift production of these products among our facilities. Any interruption in production capability may require us to make large capital expenditures to remedy the situation and could require significant lead time replacing, which could have a negative impact on our profitability and cash flows. A loss or interruption of production at certain of our facilities could disrupt our operations and affect a large number of customers, decreasing our revenues. The operation of manufacturing facilities also requires us to hire, train and evaluate large numbers of production employees, which involves additional labor and employment related risks and uncertainties.

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

Finally, our ownership and operation of manufacturing facilities require us to incur potentially significant capital and other expenditures from time to time to maintain those facilities and, where necessary, expand and upgrade those facilities to satisfy demand for our existing products, in connection with the introduction of new products and to comply with applicable regulatory requirements, including requirements of the FDA.

We are dependent on third-party manufacturers to manufacture all of Smart Balance spreads and a portion of the products sold in our Natural segment. The loss of a manufacturer or the inability of a manufacturer to fulfill our orders or to maintain the quality of our products could adversely affect our ability to make timely deliveries of product or result in product recalls.

We are dependent on third parties to manufacture all of our spreads and a portion of the products sold in our Natural segment. The ability of any of our manufacturers to produce our products could be affected by catastrophic events. In particular, we face risks of disruption to our production and sales processes where we rely on only one or two co-packers to manufacturer certain of our products. For example, we currently rely on and may continue to rely on two manufacturers to produce all of our spreads. If either manufacturer were unable or unwilling to produce sufficient quantities of our products in a timely manner or renew contracts with us, we would have to identify and qualify new manufacturers, which we may be unable to do. Similarly, we rely on a single co-packer for manufacturing our Smart Balance peanut butter, and several other Smart Balance products are sourced from a single supplier. From time to time, we may have to seek new manufacturers and suppliers or enter into new arrangements with existing ones. However, only a limited number of manufacturers may have the ability to produce our products at the volumes we need, and it could take a significant period of time to locate and qualify such alternative production sources. Moreover, it may be difficult or expensive to find co-packers to produce small volumes of our new products. Co-packers may impose minimum order requirements and any failure on our part to meet these requirements could increase our costs. In addition, we may be unable to negotiate pricing or other terms with our existing or new co-packers as favorable as those we currently enjoy.

There can be no assurance that we would be able to identify and qualify new manufacturers in a timely manner or that such manufacturers could allocate sufficient capacity in order to meet our requirements, which could materially adversely affect our ability to make timely deliveries of product. In addition, there can be no assurance that the capacity of our current manufacturers will be sufficient to fulfill our orders and any supply shortfall could materially and adversely affect our business, results of operations, and financial condition. Currently, some of our products are produced by a single third party source maintaining only one facility. The risks of interruption are exacerbated with respect to these single source, single facility manufacturers.

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

We also face risks of losing control of our intellectual property when co-packers require access to our formulas and trade secrets as a condition to doing business with us. For example, if we qualify a co-packer for dual sourcing on our gluten-free baked goods, we face the risk of sharing our trade secrets with the co-packer.

Our business model relies heavily on the skill set, experience, industry knowledge and industry contacts of our executive management team. The departure of one or more members of our executive management team could be disruptive, adversely affect our entrepreneurial culture and have a material adverse effect on our business.

The business model we operate requires specialized skill sets to operate and manage both internal and external teams and operating entities in an efficient coordinated effort. There is a limited available talent pool for these skill sets. If we experience turnover in our executive management ranks there can be no assurance that we can smoothly transition replacements in a timely and efficient manner. Unique skill sets and industry contacts may be difficult or in some instances impossible to duplicate. In early 2012, the compensation committee approved new equity and severance arrangements for our senior management to provide senior management with additional financial incentives to remain with the Company. While we believe that these actions have helped to minimize the risk that management may seek employment elsewhere, this risk cannot be eliminated and no assurance can be given that we will not experience management turnover. Disruption to our organization as a result of executive management turnover may have a detrimental impact on our ability to maintain our business performance on a consistent level and could have a material adverse effect on our business, financial condition, results of operations, and liquidity.

As a result of our rapid growth over the past few years, we need to continue developing an infrastructure and workforce sufficient to meet the growing demands for our products.

We have experienced rapid growth in the past few years, with our net sales growing from $274 million in 2011 to $461 million in 2013. In particular, we have shifted from a company primarily focused on selling a single brand, with products manufactured by co-packers, to a company with a broad portfolio of multiple brands, serving multiple consumer needs, some manufactured by our own facilities and others produced by third parties.

Rapid growth involves various risks related to ensuring that our infrastructure and personnel are sufficient to meet the growing demand for our products. For example, we must seek to identify our personnel needs in light of expected demand for our products, and we will need to identify, recruit, train and retain qualified employees in order to serve this anticipated demand, in all areas of the company’s operations. Because we may hire additional employees in order to meet potential future needs, in order to insure that our sales growth does not outgrow our infrastructure, we may experience higher levels of cost of goods sold as we build this infrastructure. Moreover, as we grow and add additional layers of management, process and bureaucracy into our governing structure, we risk losing qualified employees and members of management who were attracted to the company’s entrepreneurial culture but who may not want to remain at a larger company.

In addition, with sales and demand growing rapidly, we need to ensure that we have sufficient manufacturing capacity, both internal capacity and co-packer arrangements, to meet actual and potential demand for our products. This could require us to make significant capital expenditure investments in order to make sure we have sufficient manufacturing capacity. Given our limited funds available for capital expenditures, it will be incumbent upon our management to carefully evaluate and correctly select the most important and profitable capital expenditures projects. If growth does not materialize as planned, these large investments could increase our cost of goods sold.

We also need to make sure that our information systems are constantly updated and integrated throughout our business, which can be costly and time-consuming, that we have sufficient information technology personnel to manage our growing IT infrastructure, and that our systems generate sufficient information and reports so that our management team can better anticipate future business needs. As we grow, we may decide in the future to install a new company-wide information technology system. Any future migration to a new company-wide information technology system would be costly and potentially disruptive to our business.

There can be no assurance that the Company will be successful in all of these efforts, and any failure to maintain sufficient infrastructure and personnel will have an adverse effect on the Company’s ability to grow and improve its profitability.

We rely on Acosta, Inc. and Presence Marketing, Inc. to act as our primary sales agents for a significant portion of our products and there could be significant disruption in our ability to sell products to our customers for a substantial portion of our sales if our relationship with either sales agent is terminated.

Acosta, Inc. and Presence Marketing, Inc. represent a significant portion of our product line to thousands of supermarkets and food stores. There are a very limited number of national brokers. Our agreements with Acosta and Presence Marketing are terminable by either us or Acosta or Presence Marketing, respectively, after satisfaction of a short notice period. The termination of either agreement would require us to seek other sales agents, likely causing significant disruption to our business, and could affect our relationships with our customers. New sales agents would also potentially face conflicts of interest with respect to their existing customers.

Changes in consumer preferences and discretionary spending may have a material adverse effect on our revenue, results of operations and financial condition.

The food processing industry in general, and the need-state specific industries (including the gluten-free industry) in particular, are subject to changing consumer trends, demands and preferences. Trends within the food and gluten-free industries change often and our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced demand and price reductions, and could have a material adverse effect on our business, results of operations and financial condition. Factors that may affect consumer tastes and preferences include dietary trends and attention to different nutritional aspects of foods and beverages, concerns regarding the health effects of specific ingredients and nutrients, a shift in preference from organic to non-organic and from natural products to non-natural products, the availability of competing private label products offered by retailers, trends toward eating and baking outside of the home, concerns regarding the public health consequences associated with obesity, and increasing awareness of the environmental and social effects of product production. Consumer perceptions of the nutritional profile of gluten-free products may shift, and consumers may prefer food products with fewer carbohydrates, higher levels of protein and additional fiber. Consumer preferences may shift among buttery spreads, margarine, butter, olive oil, coconut and other products. Our success depends, in part, on our ability to anticipate the tastes and dietary habits of consumers and to offer products that appeal to their needs and preferences on a timely and affordable basis. If consumer demand for our products declines, our sales and business would be negatively affected.

We may need additional capital in the future, and it may not be available on acceptable terms.

We may require more capital in the future to fund our operations, finance investments in equipment and infrastructure, enhance and expand the range of products we offer, and respond to potential strategic opportunities, such as investments, acquisitions and international expansion. Our business has become more capital-intensive in recent years and our capital expenditures have increased significantly compared to prior periods, both to keep up with demand for our products and to improve our margins. We can give no assurance that additional financing will be available on terms favorable to us, or at all. The terms of available financing may place limits on our financial and operating flexibility. If adequate funds are not available on acceptable terms, we may be forced to reduce our operations or delay, limit or abandon expansion opportunities. Moreover, even if we are able to continue our operations, the failure to obtain additional financing could reduce our competitiveness.

Any price increases we implement (if any) could result in a loss of consumer loyalty and sales.

From time to time we may elect to increase the prices of certain of our products, either in response to competitor actions or for other business purposes, including commodity cost increases. Price increases could result in a loss of consumer loyalty, potentially leading to lower volumes and sales. As consumers become increasingly price sensitive, there can be no assurance that any price increases we may effectuate will not result in a loss to us of consumers and market share or that we will be able to maintain our sales volumes as prices increase.

Our business depends on our ability to protect our intellectual property effectively. Our inability to protect our intellectual property could harm the value of our brands and adversely affect our business.

Our business depends substantially on the legal protection of proprietary rights in intellectual property that we own or license. We also claim proprietary rights in various unpatented technologies, know-how, trade secrets (including formulas) and trademarks relating to our products and manufacturing processes. Our ability to implement our business plan depends in part on our ability to expand brand recognition using trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos. If existing contractual measures fail to protect our proprietary rights, or if any third party misappropriates or infringes on our intellectual property (including, by reverse-engineering our products), any advantage those proprietary rights provide may be negated and the value of our brands may be harmed, which could have a material adverse effect upon our business and might prevent our brands from achieving or maintaining market acceptance. Moreover, as we move into new and additional distribution channels for our products, such as foodservice, and as we seek to establish relationships with additional co-packers for our gluten-free products, it may become increasingly difficult or impossible for us to protect our intellectual property (including trade secrets) and knowhow.

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

We rely on a combination of common law trademark rights, U.S. and Canadian federal registration rights, and trade secret laws to protect our proprietary rights. There can be no assurance that we will be able to enforce our trademark rights for current products or register trademarks or obtain common law trademark rights using “Smart Balance,” “Earth Balance,” “Glutino,” "Gluten-Free Pantry," “Udi's,” “EVOL” or “Level” for any new product lines we may introduce. The inability to have the exclusive right to use these terms in new product names could weaken our ability to create strong brands in existing and new product categories and could dilute the value of our trademarks. As we expand our product lines, we may need to apply for additional trademark protection. We are currently involved in several trademark opposition proceedings involving the registration of the Smart Balance and Earth Balance marks in new categories. Adverse outcomes in one or more of these proceedings may hamper our ability to expand into desired categories as part of our overall growth plan.

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

To the extent that we have registered our trademarks in foreign jurisdictions where our products are or may be sold, the protection available in such jurisdictions may not be as extensive as the protection available in the United States. Additionally, we may be unable to register the “Smart Balance,” “Earth Balance,” “Glutino,” "Gluten-Free Pantry," “Udi's,” “EVOL” or “Level” trademarks for the products that we may want to sell in certain markets, which could adversely affect our ability to expand into any such countries.

If we fail to meet our obligations under our principal license agreement with Brandeis University, we may lose our rights to key technologies on which our business depends.

Approximately 35% of our sales for the year ended December 31, 2013 were dependent upon our principal license of certain technology from Brandeis University. The licensed technology covers all Smart Balance® spreads and popcorn, all Earth Balance® spreads and shortenings, and Nucoa® sticks. The license agreement imposes obligations upon us, such as payment obligations and obligations to diligently pursue the development of commercial products under the licensed patents. If the licensor believes that we have failed to meet our obligations under the license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation, our ability to continue to sell existing products and to carry out the development and commercialization of potential products or sub-license the technology could be materially adversely affected. It is difficult to accurately quantify the economic impact on us if we defaulted under our license agreement except to conclude that our ability to continue our business could be severely adversely affected.

The expiration of our rights under the principal license agreement with Brandeis University may result in the loss of one of our key competitive advantages in the buttery spreads category, which could result in a material adverse effect on revenue and spreads volume.

The exclusive rights granted to the Company under the principal license agreement with Brandeis are set to expire upon the expiration of the term of the subject patent rights. Accordingly, in the U.S., the rights granted to the Company under the license agreement will expire in April of 2015. Following the expiration of these rights, the Company's ability to maintain market share in the spreads category will be largely dependent on overall brand strength, marketing efforts and development of new technologies and failure to do so effectively could have a material adverse effect on our financial performance and condition.

Any sustained economic downturn in the U.S. and abroad and related consumer sentiment could make it more difficult to sell our premium priced products and may have a detrimental impact on our third-party manufacturers, suppliers, distributors and customers, which could result in a material adverse effect on our revenue, results of operations and financial condition.

Any sustained difficult economic conditions in the U.S. and abroad would negatively impact us in several ways. First, high unemployment, loss of savings and retirement funds, and declines in the housing market, can lead to a lack of consumer confidence and widespread reduction of business activity generally. Economic pressures and/or negative consumer sentiment may result in consumers purchasing less expensive alternatives and could make it more difficult to sell our premium priced products, convince shoppers to switch to our brands or convince new users to choose our brands without expensive sampling programs and price promotions. Second, one or more of our manufacturers, suppliers, distributors and customers may experience cash flow problems and, therefore, such manufacturers, suppliers, distributors and customers may be forced to reduce their output, shut down their operations or file for bankruptcy protection, which in some cases would make it difficult for us to continue production of certain products, could require us to reduce sales of our products or could result in uncollectable accounts receivable. Financial difficulties or solvency problems at these manufacturers, suppliers and distributors could materially adversely affect their ability to supply us with products, which could disrupt our operations. It may be difficult to find a replacement for certain manufacturers, suppliers or distributors without significant delay or increase in cost. Any negative effect on the ability of consumers to purchase our premium products, or any interruption of our manufacturing, supply chain or distribution for any reason (including but not limited to financial distress, natural disaster or production difficulties), could substantially adversely affect our financial condition and results of operations.

Fluctuations and volatility in various food and supply costs as well as increased costs associated with product processing and transportation could materially adversely affect our operating results.

Both we and our third party manufacturers obtain most of the key ingredients used in our products from third-party suppliers. As with most food products, the availability and cost of raw materials used in our products can be significantly affected by a number of factors beyond our control, such as general economic conditions, growing decisions, government programs (including government programs and mandates relating to ethanol), weather conditions such as frosts, drought, and floods, and plant diseases, pests and other acts of nature. Because we do not control the production of raw materials, we are also subject to delays caused by interruptions in production of raw materials based on conditions not within our control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions, natural disasters, palm oil sustainability issues and boycotts of products or other catastrophic events. As a result, we are not assured of continued supply, pricing, or exclusive access to raw materials from any of our suppliers.

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

In addition, not all of the commodities that we need for our products can be hedged. For example, a key raw material in the production of bread is egg whites. Egg whites cannot be hedged in the current market and we are subject to volatility in the pricing of egg whites. As we expand our business into new product categories, we may not be able to hedge the prices of all of the commodities which we need for our business at reasonable prices or at all.

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

If we do not manage our supply chain effectively, including maintaining a mix of our own manufacturing facilities as well as co-packers who manufacture our products, our operating results may be adversely affected.

The inability of any supplier of raw materials, independent co-packer, third party distributor or our own manufacturing facilities to deliver or perform in a timely or cost-effective manner could cause our operating costs to increase and our profit margins to decrease, especially as it relates to our products that have a short shelf life. Given our rapid growth, broad product portfolio and constant development of new products, we are subject to the risk that our manufacturing capacity-both internal and external-will be insufficient to meet demand for our products, particularly where products can experience rapid consumer acceptance and require us to produce significantly more of particular products than we had anticipated. We must continuously monitor our inventory and product mix against forecasted demand or risk having inadequate supplies to meet consumer demand as well as having too much inventory on hand that may reach its expiration date and become unsalable. If we are unable to produce sufficient quantities in response to demand for our products, consumers may look to purchase alternative or competitive products. Moreover, if we are unable to manage our supply chain efficiently and ensure that our products are available to meet consumer demand, our operating costs could increase and our profit margins could decrease.

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

The food industry has been experiencing a significant trend in which an increasing number of consumers are requiring only non-GMO ingredients in their foods. Legislation could also require companies to move to non-GMO labeling or other higher cost ingredients. This could result in changes to our labeling, advertising and/or packaging or require us to purchase non-GMO ingredients, which would increase our costs. Sourcing non-GMO ingredients increases costs because non-GMO ingredients and raw materials are generally less widely available and therefore more expensive and we may not be able to increase our prices to reflect this increased cost. Companies that fail to source non-GMO ingredients could, over time, lose market share and face decreasing sales. As additional retailers require or consider requiring all of their products to be non-GMO, additional pressure may come to bear on manufacturers to find sources of raw materials which are non-GMO. This may be particularly difficult in the United States, where most farmers produce genetically modified foods, causing it to be difficult to source non-GMO ingredients and raw materials. There is also a risk of contamination of non-GMO farms by neighboring GMO farms. Our biggest customer, Walmart, does not currently sell only non-GMO foods, but this could change in the future. As a result, the trend toward non-GMO products could have a material adverse effect on our business, particularly as we pursue additional business in Europe and outside the United States.

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

Conversely, we are increasingly selling products to distributors who sell our products to retailers, particularly in the Natural segment, and we may experience unanticipated increased orders for our products from these distributors which are not correlated to consumer demand. Unanticipated fluctuations in product requirements by our distributor customers could result in fluctuations in our results from quarter to quarter.

Our performance may be adversely affected by economic and political conditions in the U.S. and abroad.

Our performance is affected by economic and political conditions in the United States and abroad. Such conditions and factors include changes in applicable laws and regulations, including changes in food and drug laws, accounting standards, taxation requirements and environmental laws. Other factors impacting our operations include recessionary conditions, the performance of businesses in hyperinflationary environments, terrorist acts and political unrest. Such changes could materially and adversely affect our business and results of operations and financial condition. In addition, unfavorable general economic conditions could affect the affordability of, and consumer demand for, some of our products. Under difficult economic conditions, consumers may seek to reduce discretionary spending by foregoing purchases of our products or by purchasing lower-priced alternatives from our competitors. Consumers could also choose to purchase private label products rather than branded products, which generally have lower retail prices than do their branded counterparts. In addition, the prices of our key commodities inputs, such as palm oil, soybean oil, milk and egg whites, could fluctuate greatly as a result of economic and political factors.

Foreign currency fluctuations could adversely affect our business.

     We do business in Canada and the United Kingdom, may seek to do more business outside the United States in the future, and also have third-party manufacturers located outside the U.S., and, as such, are subject to the risk of foreign currency fluctuations as it pertains to the receipt and payment of foreign currencies into or out of U.S. dollars. In some instances, we may enter into foreign exchange contracts to hedge against currency risks. However, with or without hedging, currency fluctuations could have an adverse effect on our business.

We may be unable to successfully execute or effectively integrate acquisitions.

One of our strategies is to selectively pursue acquisitions, in order to continue to grow and increase our profitability. Our acquisition strategy is based on identifying and acquiring brands with products that complement our existing product mix and identifying and acquiring brands in new categories and in new geographies for purposes of expanding our business internationally. However, we cannot be certain that we will be able to successfully identify suitable acquisition candidates, negotiate acquisitions of identified candidates on terms acceptable to us, or integrate acquisitions that we complete. Acquisitions involve numerous risks and uncertainties, including intense competition for suitable acquisition targets, which could increase prices and/or adversely affect our ability to consummate deals on favorable or acceptable terms, the potential unavailability of financial resources necessary to consummate acquisitions in the future, the risk that we improperly value and price a target, the potential inability to identify all of the risks and liabilities inherent in a target company notwithstanding the Company's due diligence efforts, the diversion of management's attention from the operations of our business and strain on the Company's existing personnel, increased leverage due to additional debt financing that may be required to complete an acquisition, dilution of our stockholders' net current book value per share if we issue additional equity securities to finance an acquisition, difficulties in identifying suitable acquisition targets or in completing any transactions identified on sufficiently favorable terms and the need to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions. In addition, any future acquisitions may pose risks associated with entry into new geographic markets, distribution channels, lines of business and/or product categories, where we may not have significant or any prior experience and where we may not be as successful or profitable as we are in businesses and geographic regions where we have greater familiarity and brand recognition. Potential acquisitions may also entail significant transaction costs and require a significant amount of management time, even where we are unable to consummate or decide not to pursue a particular transaction.

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

We may fail to realize the revenue enhancements and other benefits expected from our acquisitions.

Since August 2011, we have acquired Glutino and Udi's, manufacturers and marketers of gluten-free products; Davies, a United Kingdom based gluten-free bakery and bread manufacturer; 80% of Level Life foods, which produces foods for diabetes-friendly diets; and EVOL Foods, a manufacturer of frozen foods from pure and simple ingredients. The success of these acquisitions and other acquisitions we may make in the future will depend, in part, on our ability to improve their gross margin, expand their product offerings, increase their distribution, leverage our infrastructure, maintain or accelerate their sales growth, realize anticipated synergies and successfully integrate their businesses into our company. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits of the acquisitions may not be realized fully or at all or may take longer to realize than expected and our business may be adversely affected. In addition, efforts to integrate the businesses into our company may also divert management attention and resources.

Issues that may arise in connection with integrating businesses include, among other things:

•integrating certain distribution, marketing and promotion activities and information systems;

•	conforming other companies’ standards, controls, procedures and accounting and other policies to our own;
•consolidating corporate and administrative infrastructures;
•retaining key management;
•retaining existing customers and consumers and attracting new customers and consumers; and
•making any necessary modifications to acquired entities’ operating control standards to comply with the
Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.

We cannot assure you that we will be able to integrate the operations of acquired entities successfully, improve their gross margin, expand their product offerings, increase their distribution, leverage our infrastructure, maintain or accelerate their sales growth, fully realize anticipated synergies from the acquisitions or operate acquired entities as profitably as anticipated. Our beliefs regarding the benefits to be derived from our acquisitions are based on numerous assumptions that are subject to risks and uncertainties that could deviate materially from our expectations.

A large portion of our sales involves the sale of gluten-free products, which involve various risks and uncertainties.

A large portion of our sales involves the sale of gluten-free products, including snack foods, frozen baked goods, frozen entrees, granola, bread and baking mixes. While gluten-free products are currently extremely popular and sales in the gluten-free industry generally have been increasing rapidly, there is no assurance that consumers will continue to be interested in gluten-free products. Consumers may in the future choose to purchase other products which they perceive to be healthier or more “trendy” at a future time. Consumers may prefer products with fewer carbohydrates, additional protein and more fiber, or may no longer require the health benefits provided by gluten free foods. In addition, although our competitors in the gluten-free market are currently mainly smaller companies, our business could be adversely affected if larger, well-capitalized (or private-equity backed) companies elected to enter into the gluten-free space, if large consumer packaged goods companies such as General Mills or Nestle began selling low cost gluten free products, or if we begin to compete with lower-priced private label products. In addition, large direct store delivery (DSD) distributors such as Bimbo Bakeries or Flowers Foods could begin distributing shelf stable gluten free bread and baked goods through their nationwide distribution channels. We also face the risk that competitors may eventually catch up with us with respect to the taste and quality of the gluten-free foods they sell.

Prior to the Glutino and Udi's acquisitions, we had no experience in the gluten-free business or with any of such product lines, and we had no prior manufacturing experience. Our purchases of Glutino and Udi's have resulted in our operating four gluten-free manufacturing facilities, which involves the risks inherent in manufacturing. Further, we expect that we will need to increase our capital expenditures in order to keep up with growing demand for our products and to improve our gross margin. In addition, as our gluten-free business increases, we will need to locate qualified co-packers with sufficient dedicated space for our gluten-free products and contract with them on commercially viable terms, and there is no assurance that we will be able to do so. In some cases, we rely on a single co-packer for certain products. The use of co-packers increases the risk of a potential loss of control over our intellectual property (including formulas and trade secrets) on co-packed items. We also face the potential loss of control over our intellectual property as we expand into the foodservice channel of distribution, as many of the companies with whom we may enter into business relationships may require ownership of relevant gluten free formulas as a condition to working with us. In addition, as demand for gluten-free products grows, we will need to increase our production, both through internal manufacturing and external co-packers, in order to ensure that we have sufficient supply to meet increasing demand. Furthermore, we are currently one of the industry leaders of gluten-free products, and we are often among the first to market new products or improvements to existing products, resulting in risk of failure of our new or improved products. Our failure to successfully operate the gluten-free business may have a material adverse effect on our results of operations.

Failure of our internal control over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Our acquisitions of companies with procedures not identical to our own could place significant additional pressure on our system of internal control over financial reporting. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and a decline in the market price of our common stock.

Our recent acquisitions have significantly increased the number of employees we have, subjecting us to the risks inherent in a larger and broader workforce, including labor disputes and adverse employee relations, which could disrupt our business and increase our costs.

As a result of our recent acquisitions, the number of employees we have has increased from 70 on June 30, 2011 to approximately 720 as of December 31, 2013. This has significantly changed our workforce from primarily sales and marketing personnel (with co-packers) to a broader workforce including all aspects of manufacturing and production. As a result of our bigger and broader workforce, we are now required to handle a broad range of human resources issues (on a broader scale) involving, among other things, training, quality control, employee evaluations, employee benefits, EEOC claims, compliance policies and federal and state OSHA requirements.

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

We currently conduct most of our business in the United States, but our acquisitions of Glutino and Udi's have significantly increased our presence in Canada, our acquisition of Davies has increased our presence in the United Kingdom and we are evaluating the possibility of doing business in certain other foreign countries. The substantial up-front investment required, the lack of consumer awareness of our products in jurisdictions outside the United States, differences in consumer preferences and trends between the United States and other jurisdictions (involving matters such as GMO and fresh products), the risk of inadequate intellectual property protections, and differences in packaging, labeling, food and related laws, rules and regulations are all substantial matters that need to be evaluated prior to doing business in new territories. To the extent we grow our business outside of the United States, we could be adversely affected by economic, legal, political and regulatory developments in the countries in which we do business in the future or in which we expand our business, particularly those countries which have historically experienced a high degree of political or economic instability.

Examples of risks inherent in doing business outside of North America include changes in the political and economic conditions in the countries in which we operate, unexpected changes in regulatory requirements, changes in tariffs, the adoption of foreign or domestic laws limiting exports to or imports from certain foreign countries, fluctuations in currency exchange rates and the value of the U.S. dollar, restrictions on repatriation of earnings, expropriation of property without fair compensation, weak protection of intellectual property rights, and the acceptance of business practices which are not consistent with or are antithetical to prevailing business practices we are accustomed to in the United States, including export compliance and anti-bribery practices and governmental sanctions. We may also face difficulties in operations and diversion of management time in connection with establishing our business in countries where we have not operated before.

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

Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation.

We are party to various litigation claims and legal proceedings in the ordinary course of business, which may include lawsuits or claims related to contracts, intellectual property, product recalls, product liability, the marketing and labeling of products, employment matters, environmental matters or other aspects of our business. Even when such lawsuits in our judgment have little or no merit, the defense of these lawsuits may be costly and divert our management’s attention. The costs of litigation can vary from quarter to quarter based on the status of the proceedings and could be material to our results in any given quarter.

We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of judgment. Actual outcomes or losses may differ materially from our current assessments and estimates.

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

Increases in costs of medical and other employee health and welfare benefits may reduce our profitability.

As the number of our employees has grown, our profitability is substantially affected by costs of current and post-retirement medical and other employee health and welfare benefits. These costs can vary substantially as a result of changes in health care laws and costs. These factors may increase the cost of providing medical and other employee health and welfare benefits. We can provide no assurance that we will succeed in limiting future cost increases. If we do not succeed, our profitability could be negatively affected.

Our business operations could be disrupted if our information technology systems fail to perform adequately.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer. In particular, as we grow, we need to make sure that our information technology systems are upgraded and integrated throughout our business and able to generate reports sufficient for management to run our business. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, system failures, security breaches, and viruses. Any such damage or interruption could have a material adverse effect on our business.

An impairment in the carrying value of goodwill or other acquired intangible assets could materially and adversely affect our results of operations.

As of December 31, 2013, we had approximately $589.5 million of goodwill and other intangible assets on our balance sheet. The value of these intangible assets depends on a variety of factors, including the success of our business, market conditions, earnings growth and expected cash flows. Impairments to these intangible assets may be caused by factors outside of our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in market interest rates or lower than expected sales and profit growth rates. Pursuant to generally accepted accounting principles in the United States, we are required to perform impairment tests on our goodwill and indefinite-lived intangible assets annually or at any time when events occur which could impact the value of our reporting units or our indefinite-lived intangible assets. Impairment analysis and measurement is a process that requires considerable judgment. Significant and unanticipated changes in the value of our reporting units or our intangible assets could require a charge for impairment in a future period that would substantially affect our earnings in the period of such charge.

 The market price and trading volume of our common stock may be volatile.

     The market price of our common stock could fluctuate significantly for many reasons, including reasons not specifically related to our performance, such as industry or market trends, reports by industry analysts and other third parties, investor perceptions, actions by credit rating agencies, negative announcements by our customers or competitors regarding their own performance or actions taken by our competitors, as well as general economic and industry conditions. For example, to the extent that other companies within our industry experience declines in their stock price, our stock price may decline as well, notwithstanding our company's performance. Our common stock price is also affected by announcements we make about our business, analyst reports related to our company, changes in financial estimates by analysts, whether or not we meet the financial estimates of analysts who follow our company, rating agency announcements about our business, variations in our quarterly results of operations and those of our competitors, general economic and stock market conditions, future sales of our common stock, perceptions of the investment opportunity associated with our common stock relative to other investment alternatives, the public’s reaction to our public announcements and filings with the Securities and Exchange Commission, or "SEC," actual or anticipated growth rates relative to our competitors, and speculation by the investment community regarding our business, among other factors. Our stock price may also be affected by fluctuations in the market share of our products. Our results could also fluctuate from quarter to quarter as a result of fluctuations in orders from distributors, which do not necessarily correlate to consumer demand for our products. In addition, if we fail to successfully integrate our acquisitions or our integration of the acquisitions takes longer than anticipated, our stock price may be adversely affected.

As a result of these factors, investors in our common stock may not be able to resell their shares at or above the price at which they purchase our common stock. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, in the past, some companies that have had volatile market prices for their securities have been subject to class action or derivative lawsuits. The filing of a lawsuit against us, regardless of the outcome, could have a negative effect on our business, financial condition and results of operations, as it could result in substantial legal costs and a diversion of management’s attention and resources.

    In addition, the market for our common stock is not as large as the market for the common stock of some other public companies, including public companies in the food and beverage industry. As of December 31, 2013, we had approximately 60.2 million shares of common stock outstanding. Our shares of common stock may be sporadically and/or thinly traded. This may cause investors to have difficulty in gaining liquidity in their shares. Also, as a consequence of this lack of liquidity, the trading of relatively small quantities of shares of common stock by our stockholders may disproportionately influence the price of those shares in either direction. This may result in volatility in our stock price and could exacerbate the other volatility-inducing factors described above.

Risks Related to the Food and Beverage Industries

Our business operations may be subject to numerous laws and governmental regulations, including laws and regulations relating to climate change, exposing us to potential claims and compliance costs that could adversely affect our operations.

Manufacturers and marketers of food and beverage products are subject to extensive regulation by the Food and Drug Administration, the United States Department of Agriculture, and other national, state and local authorities. For example, the Food, Drug and Cosmetic Act and the Food Safety Modernization Act and their regulations govern, among other things, the manufacturing, composition and ingredients, packaging and safety of foods and beverages. Under these acts, the FDA regulates manufacturing practices for foods and beverages through its current “good manufacturing practices” regulations, imposes ingredient specifications and requirements for many foods and beverages and inspects food and beverage facilities and issues recalls for tainted food and beverage products. Additionally, the USDA has adopted regulations with respect to a national organic labeling and certification program. Food and beverage manufacturing facilities and products are also subject to periodic inspection by federal, state and local authorities. State regulations are not always consistent with federal regulations or other state regulations. As we have grown, we have shifted our product mix from products almost exclusively regulated by the FDA to products regulated also by the USDA; this has resulted in a more difficult and complex regulatory environment.

Our operations are also subject to foreign and provincial regulation and oversight by governmental agencies in the countries in which we operate, including the Food Standards Agency in the United Kingdom, the European Food Safety Authority in the European Commission, and the Canadian Food Inspection Agency and the Ministry of Agriculture in Canada, which regulate the processing, packaging, storage, distribution, advertising and labeling of the products we manufacture, including food safety standards.

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

The sale of food and beverage products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties or product contamination or spoilage, including the presence of bacterial contamination, foreign objects, substances, chemicals, other agents or residues introduced during production processes. Although we believe that we and our manufacturers are in material compliance with all applicable laws and regulations, if the consumption of our products causes or is alleged to have caused an illness in the future, we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding an illness, injury or death could materially adversely affect our reputation with existing and potential customers and consumers on a permanent basis and our corporate image and operating results. Moreover, claims or liabilities of this nature might not be covered by insurance or by any rights of indemnity or contribution that we may have. While we have product liability insurance coverage in amounts we believe to be adequate, we cannot be sure that claims or liabilities will be asserted for which adequate insurance will be available or that such claims or liabilities will not exceed the available amount of insurance coverage.

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

Our manufacturing facilities will need to comply with regulatory requirements, and we are also dependent on our third party manufacturers for compliance with sound and lawful production of many of our products. Even if we have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our business, results of operations, liquidity, financial condition and brand image.

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

The food and beverage industry has been subject to a growing number of claims, including class action lawsuits based on the nutritional content of food products as well as disclosure and advertising practices. We are currently facing and in the future may continue to face these types of claims and proceedings and, even if we are successful in defending these claims, publicity about these matters may harm our reputation and adversely affect our results. In addition, suits against our competitors can harm our business. These types of class action lawsuits can also make it more difficult for us to market our products, by restricting our ability to differentiate our products from other products on the market. Furthermore, the defense of class action lawsuits can result in significant costs, which are often times not covered by insurance, can be time consuming and can divert the attention of management from other matters relating to our business.

Successful new product introductions are important to sustaining or growing our business and there is no guarantee that customers will accept or set reasonable prices for our products. Even where customers accept our products, the Company still must expend resources to create consumer awareness and generate interest in our products. In addition, competitors may offer significant price reductions, and we cannot ensure that consumers will find our products suitably differentiated from products of our competitors.

The food industry and retailers in the grocery industry use new products as a way of creating excitement and variety of choices in order to attract consumers. There is a risk that we will be unable to develop new product technologies to address consumer needs. Even if we identify new innovations, the cost may be prohibitive, the product's taste may not meet consumer standards, there may be high introductory costs, we may have limited financial resources available for new product launches, there may be regulatory restrictions on the production and advertising of our new products, and our new products may take away sales from other of our products. In addition, underperformance on new product launches can damage overall brand credibility with customers and consumers.

Our ability to develop, market, and sell new products at an appropriate price may be hampered by unfavorable terms of sale imposed by our customers, the inability to get shelf space for our products at a reasonable cost or, once placed, the failure to have an attractive price set for our products. Competitors, many of whom have greater resources than us, vie for the same shelf placement and may offer incentives to the retailers that we cannot match. In addition, unattractive shelf placement and pricing may put us at a disadvantage to our competitors.

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

In order to obtain and keep shelf placement for our products, we may need to increase our marketing and advertising spending in order to create consumer awareness, protect and grow our existing market share or to promote new products, which could impact our operating results. The inability to stay current with food and consumer trends through new products could materially adversely affect our business performance.

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

Changes in retail distribution arrangements and the trend toward fewer products stocked at retail can result in the loss of retail shelf space and disrupt sales of food or beverage products, which could cause our sales to fall.

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

The food industry is highly competitive and numerous multinational, regional and local firms currently compete, or are capable of competing, with us. Our products compete with branded products as well as generic and private-label products of food retailers, wholesalers and cooperatives. We compete primarily on the basis of product quality, ability to satisfy specific consumer need states (including gluten-free needs), brand recognition, brand loyalty, service, marketing, advertising, patent protections and price. Some competitors may have different profit or strategic objectives than we do. Some competitors may invest in discounts or trade credit at a time when we are investing in new packaging and promotion, or vice versa. Competitors may develop new patentable technology which results in products which are able to compete successfully with our products. Substantial advertising and promotional expenditures are required to maintain or improve a brand's market position or to introduce a new product, and participants in our industry are engaging with new media, including consumer outreach through social media and web-based vehicles.

In the Natural segment, our larger competitors include Annie’s, Hain Celestial Group, Inc., Van’s, Rudi’s, Schär and Amy’s Gluten Free. There are also many smaller companies dedicated to gluten-free, allergen-free or other natural products that compete with us, and large companies with superior resources and distributions systems, many smaller niche companies and/or private label sellers could elect to enter the gluten free market. Pricing and margins in gluten free categories may be reduced as private label and competitive activity increases. Our business could be adversely affected if large consumer packaged goods companies such as General Mills or Nestle began selling low cost gluten free products, or if large direct store delivery (DSD) distributors such as Bimbo Bakeries or Flowers Foods began distributing shelf stable gluten free bread and baked goods through their nationwide distribution channels. We also face the risk that competitors may eventually catch up with us with respect to the taste and quality of the gluten-free foods they sell. In our Smart Balance segment, our largest principal competitors are Unilever, ConAgra Foods and Land O' Lakes, each of whom has substantially greater market presence, longer operating histories, better distribution, and greater financial, marketing, capital and other resources than we do. Our ability to gain or maintain market share may be limited as a result of actions by competitors or by the limited advertising and promotional resources available to us. If our products fail to compete successfully, demand for our products and our sales volumes and profitability could be negatively impacted.

Risks Relating to Our Indebtedness

Our indebtedness could have important consequences to our stockholders. Our ability to service our debt may be limited, which could force us to reduce or delay advertising and promotional expenditures, restructure our indebtedness or seek additional equity capital.

As of December 31, 2013, we had an aggregate amount of $288.8 million outstanding under our credit facility. Our indebtedness could have important consequences to our stockholders, including:

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

Our debt levels and leverage ratio may be perceived as high for a growth company. If we are unable to generate sufficient cash flow to service our indebtedness, fund our advertising and promotional expenditures and satisfy our capital expenditure requirements, we will be forced to adopt an alternative strategy that may include reducing or delaying advertising and promotional expenditures, restructuring or refinancing our indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be affected on satisfactory terms, if at all. Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

If we are obligated for any reason to repay our secured debt financing before the scheduled installment dates, we could deplete our working capital, if available, or make raising additional funds necessary. Our failure to repay the secured debt financing, if required, could result in legal action against us which could materially harm our business.

As of December 31, 2013, we had outstanding an aggregate amount of $288.8 million of secured debt. Any event of default could require the early repayment of the secured debt financing in whole or in part together with accrued interest on the outstanding principal balance of the secured debt financing and any other applicable penalties, including a default interest rate. If, prior to the maturity date, we are required to repay the secured debt financing in full, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the secured debt financing, and other applicable penalties, when required, our lenders could commence legal action against us to recover the amounts due. Any such action would be materially harmful to us and could require us to curtail or cease operations.

Our credit facility contains covenants that significantly restrict our operations, which may negatively affect our ability to operate our business and limit our ability to take advantage of potential business opportunities.

Our credit facility contains numerous covenants imposing financial and operating restrictions on our business. Any other future debt agreements may contain similar covenants. These restrictions may affect our ability to operate our business, limit our ability to take advantage of potential business opportunities as they arise and adversely affect the conduct of our current business. These covenants place restrictions on our ability to, among other things:

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

Our failure to comply with the covenants described above could result in an event of default under our credit facility. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 1600 Pearl Street- Suite 300, Boulder, Colorado 80302 and our telephone number is (303) 652-0521. The initial term of the lease for our corporate headquarters expires March 31, 2019 and we have two options to extend for additional three-year terms.

We have three leases in Paramus, New Jersey for office space. The initial term of the leases expires May 31, 2015 and we have two options to extend for additional five-year terms.

Glutino has three lease agreements for manufacturing and storage space in Laval, Quebec, Canada.  One lease expires February 15, 2015 and the other two expire March 31, 2015.  All three leases provide an option to extend the lease for additional four-year terms.

Udi’s has a lease agreement for manufacturing, storage and office space in Denver, Colorado. We believe that the Udi’s manufacturing facility is the largest gluten-free manufacturing facility in North America as measured by square feet. Udi’s also has three additional lease agreements for properties which are not currently used in/for production. The lease terms and optional extensions are as follows:

Location and Purpose	Lease Term Expiration	Extension Option
Denver, Colorado offices, manufacturing and storage	November 2023	Five years
Denver, Colorado manufacturing	February 2016	Three one-year extensions
Aurora, Colorado manufacturing	June 2016	46 months
Denver, Colorado, manufacturing	September 2020	none

EVOL has two lease agreements in Boulder, Colorado. One is for manufacturing, storage and office space and expires December 31, 2015, with an option to extend for an additional four year term. The other is for office space and expires May 31, 2015 with an option to extend for three years at the then current market rate.

We own property in the United Kingdom for office, manufacturing and storage space for Davies.

Item 3. Legal Proceedings

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

On February 21, 2013, a putative class action lawsuit relating to the labeling of Smart Balance® Fat Free Milk products was filed in the U.S. District Court for the Southern District of New York alleging that the label and marketing was misleading because, although the labels says “Fat Free Milk” the product contains 1g of fat from the Omega-3 fatty acid oil blend in the products. After the Company’s motion to dismiss was partially granted by the court, it answered the remaining allegations of the complaint, denying the substantive allegations. The Company intends on vigorously defending itself against these allegations.

On July 28, 2012, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of California claiming that the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products is false, misleading and deceptive (the "California Case"). The plaintiffs have moved to file a second amended complaint and to substitute a new class plaintiff. The Company is opposing both motions. A substantially similar class action lawsuit related to the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products was filed on August 9, 2012 in the Southern District of New York. In light of its similarity to the California Case, the Southern District of New York stayed all activity in the case pending a decision in the California Case on class certification. We believe the allegations contained in both of these complaints are without merit and we intend to vigorously defend ourselves against these allegations.

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

We do not expect that the resolution of any of the matters described above will have a material adverse effect on our business, although it could have a material adverse effect on our results in any given quarter in the event of an adverse judgment or settlement.

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

	Common Stock
	High	Low
2012 First Quarter	$7.05	$4.96
2012 Second Quarter	$9.55	$4.90
2012 Third Quarter	$12.58	$8.95
2012 Fourth Quarter	$13.70	$9.74
2013 First Quarter	$13.99	$7.74
2013 Second Quarter	$12.64	$8.16
2013 Third Quarter	$17.17	$12.11
2013 Fourth Quarter	$17.98	$13.79

Holders

As of December 31, 2013, there were 26 holders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.

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

Stock Performance Graph

The performance graph furnished below compares the annual cumulative total stockholder return (assuming reinvestment of dividends) from investing $100 on January 1, 2009 in each of (i) our common stock, (ii) a peer group index consisting of the S&P Packaged Foods & Meats Index, and (iii) the S&P SmallCap 600 Index.

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

Item 6. Selected Financial Data

The following is a summary of selected financial data of the Company for the period from January 1, 2009 to December 31, 2013. The selected financial data should be read in conjunction with “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the notes thereto included elsewhere in this Annual Report (in thousands, except share data):

	Years Ended December 31,
	2013	2012	2011	2010	2009
Net sales	$461,338	$369,645	$274,337	$241,967	$239,503
Cost of goods sold	269,291	210,752	151,198	125,131	123,974
Gross profit	192,047	158,893	123,139	116,836	115,529

Operating expenses:
Marketing	30,295	32,316	26,606	40,155	37,383
Selling	35,988	30,689	23,208	19,769	17,580
General and administrative	75,059	65,508	45,562	40,270	48,756
Restructuring, acquisition and integration-related costs	5,824	7,638	4,086	4,133	—
Goodwill impairment	—	—	—	130,000	—
Total operating expenses	147,166	136,151	99,462	234,327	103,719
Operating income (loss)	44,881	22,742	23,677	(117,491)	11,810

Other income (expense):
Interest expense	(24,493)	(15,046)	(3,612)	(3,598)	(5,179)
Loss on derivative liability	—	—	—	—	(1,045)
Other income (expense)	(1,351)	231	767	(266)	(762)
Total other (expense)	(25,844)	(14,815)	(2,845)	(3,864)	(6,986)
Income (loss) before income taxes	19,037	7,927	20,832	(121,355)	4,824
Provision for income taxes	8,750	3,724	11,172	6,806	1,358
Net income (loss)	10,287	4,203	9,660	(128,161)	3,466
Less: Net loss attributable to noncontrolling interest	139	—	—	—	—
Net income (loss) attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$10,426	$4,203	$9,660	$(128,161)	$3,466

Earnings (loss) per share attributable to Boulder Brands, Inc. and Subsidiaries common stockholders:
Basic	$0.17	$0.07	$0.16	$(2.08)	$0.06
Diluted	$0.17	$0.07	$0.16	$(2.08)	$0.06

Weighted average shares outstanding
Basic	59,643,102	59,133,992	59,256,228	61,665,824	62,630,683
Diluted	62,871,488	60,765,876	59,284,978	61,665,824	62,703,434

Net income (loss)	$10,287	$4,203	$9,660	$(128,161)	$3,466
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,605)	631	(1,260)	—	—
Other comprehensive income (loss)	(2,605)	631	(1,260)	—	—
Comprehensive income (loss)	7,682	4,834	8,400	(128,161)	3,466
Less: Comprehensive loss attributable to noncontrolling interest	139	—	—	—	—
Comprehensive income (loss) attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$7,821	$4,834	$8,400	$(128,161)	$3,466

	As of December 31,
	2013	2012	2011	2010	2009
Balance sheet data:
Cash	$16,732	$11,509	$7,959	$3,840	$7,538
Other current assets	99,307	70,075	45,281	26,635	23,822
Property and equipment, net	51,408	31,195	13,804	5,378	4,634
Goodwill	347,227	322,191	266,598	248,912	374,886
Intangible assets, net	242,296	233,691	183,822	150,017	151,089
Investments, at cost	8,751	—	—	—	—
Other non-current assets	9,762	13,293	4,168	3,621	3,096
Total assets	$775,483	$681,954	$521,632	$438,403	$565,065

Current liabilities	$71,179	$63,127	$49,725	$28,938	$28,126
Long-term debt	292,344	230,490	93,815	44,000	51,143
Deferred tax liability	52,873	48,867	51,474	44,165	43,824
Contract payable	1,375	2,750	4,125	5,500	—
Other liabilities	1,393	1,232	877	2,301	965
Total liabilities	419,164	346,466	200,016	124,904	124,058
Common stock – par value	6	6	6	6	6
Additional paid-in capital	560,120	548,470	539,432	534,568	523,467
Accumulated deficit	(186,338)	(196,764)	(200,967)	(210,627)	(82,466)
Accumulated other comprehensive loss	(3,234)	(629)	(1,260)	—	—
Treasury stock	(15,595)	(15,595)	(15,595)	(10,448)	—
Total Boulder Brands, Inc. and Subsidiaries stockholders' equity	354,959	335,488	321,616	313,499	441,007
Noncontrolling interest	1,360	—	—	—	—
Total equity	356,319	335,488	321,616	313,499	441,007
Total liabilities and equity	$775,483	$681,954	$521,632	$438,403	$565,065

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2013, 2012 and 2011. This section should be read in conjunction with our consolidated financial statements for the periods mentioned above, including the notes thereto, which are included elsewhere in this Annual Report.

Company Overview

Boulder Brands is committed to creating food solutions that give people opportunities to improve their lives, one product at a time. The company’s health and wellness platform consists of brands that target specific health trends: the Glutino® and Udi’s Gluten Free® brands for gluten-free diets; the Earth Balance® brand for plant-based diets; the Level Life™ brand for diabetic diets; EVOL foods for consumers seeking simple and pure ingredients; and the Smart Balance® brand for heart healthier diets.

We distribute our products in all major retail channels, including natural, grocery, club and mass merchandise. We also have a presence in the foodservice and industrial channels. Our product portfolio consists of a wide variety of food products marketed under the Udi's®, Glutino®, Gluten-Free Pantry®, Earth Balance®, Level Life™, EVOL and Smart Balance® brands. Our corporate vision is to create a health and wellness innovation platform that builds brands targeted to highly motivated consumer needs. These “need states” include gluten-free diets (Glutino and Udi's), plant-based diets (Earth Balance), diabetic diets (Level Life), pure & simple ingredients (EVOL), heart-health (Smart Balance) and weight management (Bestlife). Our health and wellness platform achieves this goal by offering products which eliminate “bad” ingredients (such as trans fats and gluten) or by adding “good” ingredients (such as Omega-3s and plant sterols), or a combination of both.

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

On March 5, 2013, we formed a new partnership called Boulder Brands Investment Group, LLC, or "BIG," with a third party. BIG will look to invest in early-stage growth companies in the natural and organic food and beverage sectors.  In the second quarter of 2013, the partners of BIG made their initial capital contributions and BIG made its first investment totaling $2.1 million. In the third quarter of 2013, BIG made additional investments totaling $6.7 million.

On May 1, 2013, we acquired Davies, a United Kingdom based gluten-free bakery and bread manufacturer, for approximately $3.9 million.

On July 10, 2013, we acquired 80% of GlucoBrands, LLC, owner of Level Life™foods, of "Level," for $2.4 million. Level provides convenient food products to customers which help them create a diabetes-friendly diet as part of their daily management of diabetes.

In July 2013, we entered into an exclusive licensing arrangement with Byrne Dairy, pursuant to which Byrne will distribute and market all of our Smart Balance milk products in exchange for making royalty payments to us.

On December 23, 2013, we acquired 100% of the equity interests of Phil’s Fresh Foods, LLC, owner of EVOL Foods, or "EVOL," for approximately $48.9 million. Based in Boulder, Colorado, EVOL manufactures and markets frozen foods with a focus on pure and simple ingredients.  EVOL’s products include those that are antibiotic-free, hormone-free, GMO-free, and have no artificial preservatives or flavors.

Our business consists of two reportable segments: Natural and Smart Balance. The Natural segment consists of our Glutino, Udi's, Earth Balance and EVOL branded products. The Smart Balance segment consists of our Smart Balance branded products in spreads, butter, grocery and milk (currently licensed to a third party distributor) and our Level Life products.

Restructuring

As part of continuing efforts to increase efficiency and effectiveness and position us for success, we undertook an organizational restructuring in 2011. In 2012, in connection with the acquisition of Udi's and establishment of two reportable operating segments, we eliminated several senior management positions, streamlining our management team. In 2013, we began a process to increase efficiency at our Udi’s manufacturing facilities, which involves the consolidation of several facilities into one new, state-of the art facility.  During 2013, charges of $2.4 million were incurred for asset write-offs and $0.4 million were incurred for related expenses associated with this restructuring effort.

Results of Operations

Results of Operations for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

	Years Ended December 31, *
(In millions, except per share data)	2013	2012	$ Change	% Change
Net sales	$461.3	$369.6	$91.7	24.8%
Cost of goods sold	269.3	210.7	58.6	27.8%
Gross profit	192.0	158.9	33.1	20.9%

Operating expenses:
Marketing	30.3	32.3	(2.0)	(6.3)%
Selling	36.0	30.7	5.3	17.3%
General and administrative	75.1	65.5	9.6	14.6%
Restructuring, acquisition and integration-related costs	5.8	7.6	(1.8)	(23.7)%
Total operating expenses	147.2	136.2	11.0	8.1%
Operating income	44.9	22.7	22.2	97.3%

Other income (expense):
Interest expense	(24.5)	(15.0)	(9.5)	62.8%
Other income (expense), net	(1.4)	0.2	(1.6)	NM
Total other (expense), net	(25.8)	(14.8)	(11.0)	74.4%
Income before income taxes	19.0	7.9	11.1	140.2%
Provision for income taxes	8.8	3.7	5.1	135.0%
Net income	10.3	4.2	6.1	144.8%
Less: Net loss attributable to noncontrolling interest	0.1	—	0.1	NM
Net income attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$10.4	$4.2	$6.2	148.1%

Earnings per share attributable to Boulder Brands, Inc. and Subsidiaries common stockholders:
Basic	$0.17	$0.07	$0.10	142.9%
Diluted	$0.17	$0.07	$0.10	142.9%
* Amounts may not add due to rounding.
NM = Not meaningful

Net Sales

Total net sales of $461.3 million for the year ended December 31, 2013 increased by $91.7 million, or 24.8%, from $369.6 million in 2012. The increase was related to an increase in our Natural segment net sales, partly offset by a decrease in our Smart Balance segment net sales.

Net sales from our Natural segment of $285.0 million for the year ended December 31, 2013 increased by $123.2 million from $161.8 million in 2012. The increase was related to increases in Udi’s (acquired in July 2012) of $91.9 million, Glutino products of $20.5 million and Earth Balance products of $8.6 million.

Net sales from our Smart Balance segment of $176.3 million for the year ended December 31, 2013 decreased by $31.5 million, or 15.2%, from $207.8 million in 2012. The decrease was primarily related to a decrease in volume of Smart Balance spreads due to competitive promotional levels and continued consumer price sensitivity to premium products, the licensing of milk in the third quarter of 2013 and the winding down of Bestlife spreads and Smart Balance butter blends. The decrease in spreads was partly offset by the introduction of spreadable butter in 2012. Volume decreases resulted in a decrease in net sales of approximately $42.7 million.

Cost of Goods Sold

Total cost of goods sold of $269.3 million for the year ended December 31, 2013 increased by $58.6 million, or 27.8%, from $210.7 million in 2012. The increase was related to an increase in our Natural segment cost of goods sold, partly offset by a decrease in our Smart Balance segment cost of goods sold.

Cost of goods sold for our Natural segment was $175.8 million for the year ended December 31, 2013, an increase of $79.1 million from $96.7 million in 2012. The increase was related to increases in Udi's (acquired in July 2012) of $57.9 million, Glutino of $10.8 million and Earth Balance of $6.8 million. The increases primarily related to the increases in net sales.

Cost of goods sold for our Smart Balance segment was $93.5 million for the year ended December 31, 2013, a decrease of $20.5 million, or 18.0%, from $114.0 million in 2012. The decrease was primarily related to the decrease in net sales, partly offset by an increase in commodity costs.

Brand Profit

The Company uses the term "brand profit" as its segment measure of profitability. Brand profit is a non-GAAP measure. Brand profit is calculated as gross profit less marketing, selling and royalty expense (income), net. Brand profit is the measure utilized by the Chief Operating Decision Maker, or "CODM," in making decisions about allocating resources to segments and measuring their performance. For a reconciliation of brand profit to income (loss) before income taxes, see "Non-GAAP Financial Measure" below.

Total brand profit of $127.6 million for the year ended December 31, 2013 increased by $31.4 million, or 32.6%, from $96.2 million in 2012. The increase was related to increases in our Natural and Smart Balance segments brand profit.

Brand profit from our Natural segment of $70.2 million for the year ended December 31, 2013 increased by $28.3 million from $41.9 million in 2012. Gross profit increased $44.1 million in 2013 compared to 2012 and as a percentage of net sales was 38.3% for the year ended December 31, 2013 compared to 40.2% during the same period in 2012. The decrease in margins primarily relates to an increase in plant capacity associated with a new production facility at Udi’s, which resulted in lower utilization. The increase in gross profit was partly offset by increases in selling expenses of $8.5 million and non-promotional marketing of $6.7 million primarily due to the acquisition of Udi's and increases in net sales.

Brand profit from our Smart Balance segment of $57.4 million for the year ended December 31, 2013 increased by $3.1 million, or 5.7%, from $54.3 million in 2012. Gross profit decreased $10.9 million in 2013 compared to 2012, but as a percentage of net sales was 47.0% for the year ended December 31, 2013 compared to 45.1% during the same period in 2012. The increase in margins was primarily due to the licensing of milk, which had lower margins and is no longer in our results, as well as decreased costs associated with new product launches, partially offset by higher costs associated with space saver packaging. The margins in 2012 were also impacted negatively by the introduction of spreadable butter in 2012. The decrease in gross profit was offset by decreases in non-promotional marketing of $8.7 million, selling expenses of $3.2 million and net royalties of $2.2 million.

General and administrative

General and administrative expenses of $75.1 million for the year ended December 31, 2013 increased $9.6 million, or 14.6%, from $65.5 million in 2012. The increase primarily related to the acquisition of Udi’s (acquired in July 2012) which added additional amortization of intangibles and payroll expenses, partly offset by a decrease in stock-based compensation of $2.5 million. The decrease in stock-based compensation primarily related to accelerated expense recognized in 2012 as a result of market price units vesting.

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs for the year ended December 31, 2013 were $5.8 million comprised of $3.2 million of acquisition and integration-related costs associated with the acquisitions of Davies, EVOL and Level as well as the integration of Udi’s and $2.6 million of restructuring costs associated with the consolidation of several of Udi’s manufacturing facilities. Restructuring, acquisition and integration-related costs for the year ended December 31, 2012 were $7.6 million comprised primarily of $5.2 million of acquisition and integration-related costs associated with the acquisition of Udi's and $2.4 million of restructuring costs associated with the actions taken in the third quarter of 2012 (streamlining our management team and establishing two reportable operating segments).

Other Income (Expense)

We had other expenses of $(25.8) million for the year ended December 31, 2013 and $(14.8) million in the corresponding period in 2012. The results for 2013 and 2012 included interest expense of $24.5 million and $15.0 million, respectively.  The increase in interest expense in 2013 was primarily due to the write-off of debt costs in the third quarter of 2013, associated with the refinancing of our Prior Credit Facility, as well as higher average debt balances, which were partially offset by lower interest rates associated with the New Credit Facility. Also included in other expense in 2013 were currency translation losses of $0.8 million, other taxes of $0.4 million and losses on the disposal of assets of $0.3 million. Also included in other expense in 2012 was a gain of $0.6 million on commodity hedging derivatives, partly offset by other taxes of $0.3 million and currency translation losses of $0.1 million.

Income Taxes

The provision for income taxes for the year ended December 31, 2013 was $8.8 million compared with $3.7 million in 2012. The effective tax rate for the year ended December 31, 2013 was 46.0%, primarily as a result of a $0.3 million adjustment relating to nondeductible employee compensation. Excluding that adjustment, the effective tax rate for the year ended December 31, 2013 was 44.2%. The effective tax rate for the year ended December 31, 2012 was 47.0%, primarily as a result of a $1.6 million adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options. Excluding that adjustment, the effective tax rate for the year ended December 31, 2012 was 42.0%.

Net Income Attributable to Boulder Brands, Inc. and Subsidiaries Common Stockholder, or “Net Income Attributable to Boulder Brands”

Our net income attributable to Boulder Brands for the year ended December 31, 2013 was $10.4 million compared to $4.2 million in 2012. The $6.2 million increase was primarily due to higher operating income, partly offset by higher interest expense and an increase in the provision for income taxes.

Results of Operations for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

	Years Ended December 31, *
(in millions)	2012	2011	$ Change	% Change
Net sales	$369.6	$274.3	$95.3	34.7%
Cost of goods sold	210.7	151.2	59.5	39.4%
Gross profit	158.9	123.1	35.8	29.0%

Operating expenses:
Marketing	32.3	26.6	5.7	21.5%
Selling	30.7	23.2	7.5	32.2%
General and administrative	65.5	45.6	19.9	43.8%
Restructuring, acquisition and integration-related costs	7.6	4.1	3.5	86.9%
Total operating expenses	136.2	99.5	36.7	36.9%
Operating income (loss)	22.7	23.7	(1.0)	(3.9)%

Other income (expense):
Interest expense	(15.0)	(3.6)	(11.4)	316.6%
Other income (expense), net	0.2	0.8	(0.6)	(69.9)%
Total other (expense)	(14.8)	(2.8)	(12.0)	420.7%
Income (loss) before income taxes	7.9	20.8	(12.9)	(61.9)%
Provision for income taxes	3.7	11.2	(7.5)	(66.7)%
Net income (loss)	4.2	9.7	(5.5)	(56.5)%
Net income (loss) attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$4.2	$9.7	(5.5)	(56.5)%

Earnings (loss) per share attributable to Boulder Brands, Inc. and Subsidiaries common stockholders:
Basic	$0.07	$0.16	(0.09)	(56.3)%
Diluted	0.07	$0.16	(0.09)	(56.3)%
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

Brand Profit

The Company uses the term "brand profit" as its segment measure of profitability. Brand profit is a non-GAAP measure. Brand profit is calculated as gross profit less marketing, selling and royalty expense (income), net. Brand profit is the measure utilized by the CODM in making decisions about allocating resources to segments and measuring their performance. For a reconciliation of brand profit to income (loss) before income taxes, see "Non-GAAP Financial Measure" below.

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

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs for the year ended December 31, 2012 were $7.6 million comprised primarily of $5.2 million of acquisition and integration-related costs associated with the acquisition of Udi's and $2.4 million of restructuring costs associated with the actions taken in the third quarter of 2012. Restructuring, acquisition and integration-related costs for the year ended December 31, 2011 were $4.1 million comprised of $2.6 million of acquisition and integration-related costs associated with the acquisition of Glutino and $1.5 million of severance charges.

Other Income (Expense)

We had other expenses of $(14.8) million for the year ended December 31, 2012 and $(2.8) million in the corresponding period in 2011. The results for 2012 and 2011 included interest expense, net of interest income of $15.0 million and $3.6 million, respectively.  The increase in interest expense, net of interest income was due to the increase in debt outstanding under the Credit Facility (as defined below) and the write-off of unamortized debt costs of $2.7 million in 2012 related to the refinancing and early repayment of debt. Also included in other expense in 2012 was a gain of $0.6 million on commodity hedging derivatives, partly offset by other taxes of $0.3 million and currency translation losses of $0.1 million. Also included in other expense in 2011 were gains of $0.8 million on commodity hedging derivatives and $0.3 on currency translation, partly offset by $0.3 million of other taxes.

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

The Company uses the term “brand profit” as its segment measure of profitability. Brand profit is a non-GAAP measure. Brand profit is calculated as gross profit less marketing, selling and royalty expense (income), net. Brand profit is the measure utilized by the CODM in making decisions about allocating resources to segments and measuring their performance. Management believes this measure best reflects each segment's financial results from ongoing operations. The following table reconciles brand profit by segment to income (loss) before income taxes calculated in accordance with GAAP:

	Years Ended December 31,
	2013	2012	2011
Brand Profit:
Natural	$70.2	$41.9	$15.7
Smart Balance	57.4	54.3	57.6
Total brand profit for reportable segments	127.6	96.2	73.3
Less adjustments:
General and administrative, excluding royalty expense (income), net	76.9	65.9	45.6
Restructuring, acquisition and integration-related costs	5.8	7.6	4.1
Interest expense	24.5	15.0	3.6
Other (income) expense	1.4	(0.2)	(0.8)
Income before income taxes	$19.0	$7.9	$20.8

Liquidity and Capital Resources

Cash Flows

As of December 31, 2013, we had cash and cash equivalents of $16.7 million, an increase of $5.2 million from December 31, 2012. The following table summarizes the change:

	Years Ended December 31,
(in millions)	2013	2012	2011	2013 vs. 2012 $ Change	2012 vs. 2011 $ Change
Cash provided by (used in):
Operating activities	$33.6	$27.6	$29.2	$6.0	$(1.6)
Investing activities	(89.6)	(139.3)	(72.0)	49.7	(67.3)
Financing activities, net	61.2	115.3	47.0	(54.1)	68.3
Effect of exchange rate changes	—	—	(0.1)	—	0.1
Net change in cash and cash equivalents	$5.2	$3.6	$4.1	$1.6	$(0.5)

Cash provided by operating activities increased from $27.6 million for the year ended December 31, 2012 to $33.6 million for the year ended December 31, 2013, due primarily to an increase in net income before depreciation, amortization and other non-cash expenses, partly offset by decreased working capital needs.

Cash provided by operating activities decreased from $29.2 million for the year ended December 31, 2011 to $27.6 million for the year ended December 31, 2012, due primarily to increased working capital needs, partly offset by an increase in net income before depreciation, amortization and other non-cash expenses.

During the year ended December 31, 2013, we used $49.7 million less cash for investing activities compared with the same period of 2012. The decrease in investing activities was primarily due to the acquisition of Udi's of $126.9 million in 2012 compared to the acquisitions of Davies, Level and EVOL, totaling $55.0 million, in 2013. This decrease was partly offset by increases in capital expenditures of $16.0 million in 2013 and purchases of investments of $8.8 million compared to 2012.

During the year ended December 31, 2012, we used $67.3 million more cash for investing activities compared with the same period of 2011. The increase in investing activities was primarily due to the acquisition of Udi's for $126.9 million in 2012 compared to the acquisition of Glutino for $66.1 million in 2011. This increase was also due to increases in capital expenditures of $3.3 million and patent/trademark defense costs of $3.2 million in 2012 compared to 2011.

During the year ended December 31, 2013, we generated $54.1 million less cash from financing activities compared with the same period in 2012. The decrease was due primarily to increased repayments of debt of $118.5 million, partly offset by an increase in borrowings of $51.8 million.

During the year ended December 31, 2012, we generated $68.3 million more cash from financing activities compared with the same period in 2011. The increase was due to increased borrowings of $183.6 million to primarily facilitate the Udi's acquisition, partly offset by increases in the repayment of debt of $108.1 million and payments of loan costs of $11.1 million.

Liquidity

Our liquidity planning is largely dependent on our operating cash flows, which is highly sensitive to changes in demand, operating costs and pricing for our major products. While changes in key operating costs, such as outsourced production, advertising, promotion and distribution, may adversely affect cash flows, we have been able to continue to generate significant cash flows by adjusting costs. Our principal liquidity requirements are to finance current operations, pay down existing indebtedness and fund future expansion. Under the New Credit Facility (as defined below), we can also repurchase common stock subject to the satisfaction of certain conditions. No shares were repurchased during the year ended December 31, 2013. Currently, our primary source of liquidity is cash generated by operations.

We believe that cash flows generated from operations, existing cash and cash equivalents and borrowing capacity under the New Revolving Facility should be sufficient to finance working capital requirements for our business for the foreseeable future.

As of December 31, 2013, $65.0 million was available for borrowing under our credit facility and we had $16.7 million of cash and cash equivalents.

Financing:

As of December 31, 2013, $271.4 million was outstanding under our New Term Loan and $15.0 million was outstanding under our New Revolving Facility.

Cash paid for interest during the year ended December 31, 2013 was $12.7 million. The interest rates for outstanding obligations at December 31, 2013 were 5.0% for the Term Loan and 3.7% under the Revolver while the commitment fee on the unused line was 0.5%.

On July 9, 2013, the Company entered into a new credit agreement by and among GFA Brands, Inc., UHF Acquisition Corp. and Udi's Healthy Foods, LLC, as borrowers, or the “Borrowers,” the Company, as a guarantor, the other guarantors from time to time party thereto, the lenders from time to time party thereto, or the “Lenders,” and Citibank, N.A., as administrative agent, or the “Agent,” pursuant to which the Borrowers established a new senior secured credit facility, or the “New Credit Facility,” in an aggregate principal amount of $330.0 million, consisting of a term loan B, or the “New Term Loan,” in an aggregate principal amount of $250.0 million and a revolving credit facility, or the “New Revolving Facility,” in an aggregate principal amount of $80.0 million (with sublimits for swingline loans and the issuance of letters of credit). The New Term Loan will mature on July 9, 2020 and the New Revolving Facility will mature on July 9, 2018. In connection with this refinancing, the Company wrote-off financing costs totaling $7.0 million, which are included in "Interest expense" in the Consolidated Statements of Operations.

On December 20, 2013, the Company increased its senior secured term loan credit facility, at the same interest rate as the original loan, by $25 million to $275 million. In addition, the Company amended the financial covenants on its revolving credit facility to increase the senior secured funded debt-to-EBITDA covenant by 0.25x for each quarterly period.

As of December 31, 2013, we were in compliance with our financial covenants.

Interest

Outstanding amounts under the Term Loan will bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 4.00% or (b) a Base Rate (equal in this context to the greater of (i) the Agent's prime rate, (ii) the federal funds rate plus 1/2 of 1.00% and (iii) LIBOR plus 1.00%) (but subject to a minimum of 2.00%) plus 3.00%. The New Term Loan will amortize in equal quarterly installments of 0.25% of the initial principal amount beginning on September 30, 2013, with the balance due at maturity.

Outstanding amounts under the New Revolving Facility will initially bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 4.00% or (b) a Base Rate (equal in this context to the greatest of (i) the Agent's prime rate, (ii) the federal funds rate plus 1/2 of 1.00% and (iii) LIBOR plus 1.00%) plus 3.00%. From and after delivery to the Agent of financial statements for each fiscal quarter ending on or after September 30, 2013, the margin over LIBOR and the Base Rate for the New Revolving Facility may be adjusted periodically based on the Company's ratio of total funded debt to consolidated EBITDA, with 4.00% per annum being the maximum LIBOR margin and 3.00% per annum being the maximum Base Rate margin established by such adjustment mechanism. The Borrowers are required to pay a commitment fee on the unused commitments under the New Revolving Credit Facility at a rate equal to 0.50% per annum.

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

Contract Payable and Capital Leases

In addition to the indebtedness under the Credit Facility, we have recorded a contract payable of $2.8 million representing the unpaid balance on a 2010 acquisition. This amount will be paid in annual installments over the next two years, together with related interest. As of December 31, 2013, $1.4 million of this amount is due within 12 months and therefore included within "Accounts payable and accrued expenses" on the Consolidated Balance Sheet.

We have six capital leases resulting in $9.8 million of capital lease obligations for certain of our manufacturing equipment. These leases have terms that expire from May 31, 2014 through December 1, 2021.

Maturities

Under the New Credit Facility, the contract payable and capital lease obligations, we are required to pay the following amounts for our debt and contract obligations during the years ended December 31:

2014	$5.2
2015	5.2
2016	3.9
2017	4.0
2018	19.0
Thereafter	264.0
Total	$301.3

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of December 31, 2013 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods. We expect to fund other commitments primarily with operating cash flows generated in the normal course of business.

	Payments Due by Period *
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	All Other
Building Operating Leases	$13.4	$2.7	$3.5	$2.9	$4.3	$—
Commodity Purchase Commitments(1)	61.9	61.9	—	—	—	—
Debt Obligations(2)	301.3	5.2	9.1	23.0	264.0	—
Interest on Debt(3)	98.1	15.0	29.5	28.6	25.0	—
Other(4)	0.4	0.1	0.2	0.1	—	0.1
	$475.0	$84.9	$42.2	$54.6	$293.1	$0.1
* Amounts may not add due to rounding.

(1)
Forward purchase commitments for a portion of the Company’s projected requirement for commodity purchase commitments. These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price.

(2)
Amounts represent obligations under the New Credit Facility entered into on July 9, 2013 (and as amended in December 2013), the contract payable and capital lease obligations. For more information on our debt obligations, see Note 10 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8 - Financial Statements and Supplementary Data."

(3)	Amounts represent the estimated commitment fees and interest payments based on the principal amounts and applicable interest rates on the debt at December 31, 2013.

(4)
As of December 31, 2013, this represents our Brandeis contract and tax liability for uncertain tax positions and related net accrued interest and penalties.  We are unable to reasonably estimate the timing of our uncertain tax positions liability and interest and penalty payments in individual years beyond twelve months due to uncertainties in the timing of the effective settlement of tax positions.  See Note 14 to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8 - Financial Statements and Supplementary Data.”

The table above excludes deferred tax liabilities of $74.6 million and deferred compensation liabilities of $1.4 million because the ultimate payoff date of these liabilities cannot be reasonably established given the long term nature of these obligations.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons.

Supply, Availability and General Risk Conditions

We contract for significant amounts of commodity purchase contracts to support the projected needs of our business. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. In addition, we contract for the manufacture of our products with several contract manufacturers. Two contract manufacturers produce all of our spreads, butter blends, oil and shortening products, one of whom produces approximately 67% of the total production and uses multiple facilities to service the required volume. We are dependent on these manufacturers for the necessary production capacity in order for us to meet our customer demands. Alternative sources are continuously being reviewed to lessen this dependence.

Seasonality and Quarterly Results

Our Smart Balance segment is subject to seasonal fluctuations. Significant portions of the net sales and profits of the Smart Balance segment have historically been, and may continue to be, realized during the fourth quarter of our fiscal year, reflecting the holiday baking and cooking season in which several of our products are utilized. In addition, there are increased sales of these Smart Balance products during the Easter holiday season. Because of the seasonality of the Smart Balance segment’s business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Our Natural segment has not historically shown any significant amount of seasonal fluctuations.

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

Revenue Recognition

Revenue is recognized when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which occurs upon the receipt and acceptance of product by the customer. The earnings process is complete once the customer order has been placed and approved and the shipped product has been received by the customer. Product is sold to customers on credit terms established on an individual basis. The credit factors used include historical performance, current economic conditions and the nature and volume of the product. We offer our customers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees and advertising; such amounts are estimated and recorded as a reduction in revenue. We sell our products to customers without a right of return, and are not obligated to accept any returns.

Goodwill

We have defined our reporting unit levels used for goodwill impairment assessment purposes as (1) Smart Balance, (2) Earth Balance, (3) Udi’s, (4) Glutino, (5) Level and (6) EVOL. Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that impairment may have occurred. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Otherwise, the impairment analysis for goodwill includes a comparison of our carrying value (including goodwill) to our estimated fair value. If the fair value does not exceed the carrying value, then an additional analysis would be performed to allocate the fair value to all of our assets and liabilities as if it had been acquired in a business combination and the fair value was our purchase price. If the excess of the fair value of our identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference. At June 30, 2013, we performed our annual assessment of fair value and concluded that there was no impairment related to our goodwill. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our annual long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors. While we currently believe that our goodwill is not impaired, different assumptions regarding the future performance of our businesses could result in significant impairment losses.

Other Intangibles

Other intangible assets are comprised of both finite and indefinite-lived intangible assets. Indefinite-lived intangible assets are not amortized. We have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Otherwise, indefinite-lived intangible assets are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. In assessing the recoverability of indefinite-lived intangible assets, we must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.

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

We have determined that our Smart Balance®, Earth Balance®, Glutino®, Udi's® and EVOL trademarks have indefinite lives and these assets are not being amortized. We have performed our annual assessment of the Company’s indefinite-lived intangible assets for impairment at June 30, 2013 and determined there was no impairment. We continually monitor our projected future cash flows for each of our trademarks. If we do not realize the projected future cash flows or if declining trends were to continue, we may be required to record an impairment charge in the future.  Certain other assets acquired, primarily patent technology, have been determined to have finite lives ranging from 3 to 15 years and their costs are being amortized over their expected lives.

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

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks due primarily to changes in interest rates on our variable interest rate debt. Under our New Credit Facility, we are subject to changes in interest rates, but are not required to enter into an interest rate swap until the market LIBOR rate exceeds 1.25% for 20 of the last 30 consecutive business days. The three-month LIBOR rate at December 31, 2013 was 0.25%.

We are exposed to market risk from changes in interest rates charged on our debt. The impact on earnings is subject to change as a result of movements in market rates. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction of future pre-tax earnings of approximately $2.9 million per year. Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business and other factors.

We purchase significant amounts of soy, palm and canola oil, peanuts and rice products to support the needs of our brands. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. These forward purchase commitments qualify as normal purchases and sales in the normal course of business and accordingly, do not qualify as derivatives under existing authoritative accounting guidance, namely ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” Based on the most recent prices for soy, palm and canola oil and peanuts and rice products, as of December 31, 2013 we had commitments of $61.9 million. We are exposed to market risk from commodity pricing changes. In order to minimize price variability and to manage risk, we enter into derivative hedging arrangements with counterparties for vegetable oil. These derivatives must be net settled in cash and are marked-to-market each period within the consolidated statement of operations.

We sell and produce products in Canada and the United Kingdom for both sale and distribution in the Canadian, U.S. and U.K. markets.  By doing business in foreign markets, we are subject to risks associated with currency fluctuations which can reduce the ultimate amount of money we receive for the sales of our products into other foreign markets or add costs to the products we purchase from others in other foreign markets. In order to minimize the adverse effect of foreign currency fluctuations, we may use foreign currency contracts and other hedging arrangements as needed.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are listed in Part IV, Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures.  Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management's report on internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. The assessment was based on criteria established in the framework Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission issued in 1992. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

EKS&H, LLLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued a report, included herein under Item 8, on the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2013, with the exception of the acquisitions of Davies, Level and EVOL, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Note Regarding Acquisition

    In making our assessment of disclosure controls and procedures and of changes in internal control over financial reporting as of December 31, 2013, we have excluded the operations of Davies, Level and EVOL. We are currently assessing the control environments of these acquired businesses. Davies, Level and EVOL's combined net sales constituted approximately 1% of our net sales for the year ended December 31, 2013, and Davies, Level and EVOL's combined assets constituted approximately 8% of the Company's total assets as of December 31, 2013.

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information regarding our executive officers and directors, as of February 27, 2014, is provided below:

Name	Title
Stephen B. Hughes	Chairman of the Board, Chief Executive Officer and Director
James B. Leighton	Chief Operating Officer and Director
Norman J. Matar	Executive Vice President, General Counsel and Corporate Secretary
Christine Sacco	Chief Financial Officer, Treasurer
TJ McIntyre	Executive Vice President, Natural Brands
Duane Primozich	Executive Vice President, Smart Balance Brands
R. Dean Hollis	Director
Gerald J. Laber	Director
James E. Lewis	Director
Thomas K. McInerney	Director
Benjamin D. Chereskin	Director

Stephen B. Hughes, 59, a co-founder of Smart Balance, Inc., has been our chairman of the board, chief executive officer, and a director since our inception in May 2005. Mr. Hughes served as the sole officer and director of Hughes Consulting, Inc. from 2004 to 2007.  From 2004 to 2007, Mr. Hughes served as a director of The Cambridge Group, a leading demand strategy consulting firm headquartered in Chicago, Illinois. While with Cambridge, Mr. Hughes led or participated in securing new marketing strategy engagements with a number of major consumer packaged goods companies. From 2002 to 2004, Mr. Hughes served first as vice president of sales and then as the senior vice president of marketing and sales for White Wave Foods Company, a division of Dean Foods Company. In June 2004, Mr. Hughes was also named senior vice president of marketing and research and development for Dean Foods' newly formed White Wave division, a $1.1 billion division with brands including Silk, Horizon, International Delight, Land O'Lakes, and Marie's. Mr. Hughes holds a BA in economics and political science from Denison University and an MBA degree with a concentration in marketing and finance from the University of Chicago.   Over his career, Mr. Hughes has held a number of leadership positions in the consumer packaged goods and foods industries. His proven leadership experience and track record developing brands in the health and wellness sector make him uniquely qualified to serve in his role as Chairman of the Board and CEO.

James B. Leighton, 58, has been our Chief Operating Officer since October 2013, has served as a member of our Board of Directors since August 2007 and is a member of the Finance Committee of our Board of Directors. He was our independent lead director from September 2011 until October 2013 and has previously been chairman of our Governance and Nominating Committee and served as a member of the Audit Committee and the Compensation Committee. At the request of the Board, Mr. Leighton became Chief Operating Officer of Boulder Brands, Inc. From 2009 until October 2013 Mr. Leighton served as president of Perdue Foods, a large privately-held food and protein company. From 2006 to 2009, Mr. Leighton served as the senior vice president of operations and supply chain of Perdue Foods. From 2002 to 2006, Mr. Leighton served as the senior vice president of operations of ConAgra Foods, Inc., one of the largest food companies in the United States. He has also held senior level management and executive positions with Celestial Seasonings, The Hain-Celestial Group, and Nabisco. He was previously a member of the Board of Directors of the National Chicken Council and the National Turkey Federation, and an elected member of the National Turkey Federation’s Executive Council. He was founder and CEO of National Health Management Inc. Mr. Leighton holds a BA in business administration and industrial relations from the University of Iowa and an MBA from Keller Graduate School of Management, where he also taught graduate students Leadership and Organizational Behavior. Mr. Leighton served on the non-profit Foundation and Corporation Boards for Atlantic General Hospital. He is the creator and author of Getting FIT - Unleashing the Power of Fully Integrated Teams, which was selected as the 2013 Small Business Book Awards winner in the management category. Mr. Leighton's entrepreneurial, operations, general management, and manufacturing experience within foodservice, retail, and international channels provides him with a broad perspective on our Company's operations and allows him to be a key contributor to the Board's oversight of the Company's business. In addition, Mr. Leighton's extensive experience with commodity supply businesses serves as an important resource to the Board, and Mr. Leighton has greatly assisted the Company in developing its strategic plan.

Norman J. Matar, 60, has been our executive vice president, general counsel, and corporate secretary since January 2008. Mr. Matar comes to the Company with 30 years of private practice experience, the last 20 with Davis & Kuelthau, S.C., where he served on the board for 12 years. Mr. Matar has extensive experience handling all aspects of corporate legal work with both public and private firms including significant mergers and acquisitions experience. He was the lead attorney in the acquisition of GFA Brands, Inc. by the Company in May 2007. Throughout his 30 years in private practice, Mr. Matar obtained extensive experience in the food industry, representing a wide variety of food companies including retailers and manufacturers, as well as food companies in the industrial and foodservice segments of the industry. He played a key role in the development of Miller Park in Milwaukee. Mr. Matar attended Marquette University where he received his BA and JD.

Christine Sacco, 38, was appointed our chief financial officer effective as of January 1, 2012. Prior to this appointment, Ms. Sacco was the Company's vice president and operations controller since January 1, 2008. Ms. Sacco also served as the principal accounting officer from January 1, 2011 until March 30, 2012. Prior to joining the Company, Ms. Sacco served as vice president, treasurer, and director of financial reporting of Alpharma Inc., where she worked from October 2002 until January 2008. Alpharma Inc., formerly a public company and now a subsidiary of Pfizer Inc., provides a broad range of pharmaceutical and animal health products. Ms. Sacco is a certified public accountant and holds a BS in accounting from St. Thomas Aquinas College.

TJ McIntyre, 42, has been our Executive Vice President and General Manager, Natural Brands since September 2012.  He has been with the company since 2009 and has served in a variety of roles, including Senior Vice President and General Manager of Glutino and Vice President and General Manager of Earth Balance.  Prior to joining our company, Mr. McIntyre served as Brand Manager of Silk at WhiteWave Foods Company, leading up to its acquisition by Dean Foods.  From 2005 through 2009, he pursued entrepreneurial endeavors in specialty tea and coffee, including co-founding Pekoe Sip House, a regional tea-coffee chain in Boulder, Colorado.  Mr. McIntyre filed a petition for personal bankruptcy under the federal bankruptcy laws in 2011 as a result of unsuccessful family business investments.

Duane Primozich, 44, has been our Executive Vice President and General Manager, Balance Brands, since January 2014.  Prior to assuming his current role, Mr. Primozich served in various capacities at Boulder Brands, including Senior Vice President of Strategic Initiatives, Senior Vice President Earth Balance and Best Life, Vice President, General Manager of the Best Life brand and Marketing  Director of the Smart Balance Brand.  Mr. Primozich currently serves as a Director of the Boulder Brands Investment Group. He was also a co-founder of Pixie Mate, a yerba mate company.

R. Dean Hollis, 53, has been a member of our Board of Directors since July 2011 and our independent lead director since September 2013. He is also a member of our Audit Committee and our Governance and Nominating Committee. Mr. Hollis has more than 35 years of business experience across food, retail, and consumer product companies. Currently, he is a senior advisor for Oaktree Capital Management, an $85 billion investment firm. In addition, he oversees several privately held investments and serves on several boards, including Advance Pierre Foods, Diamond Foods, Inc., and Landec Corporation. Mr. Hollis currently serves as Chair of the Advance Pierre Foods board and Chair of Landec Corporation's Compensation Committee. Until 2008, Mr. Hollis was with ConAgra Foods, Inc. where for 21 years he held many executive-level positions, including president and chief operating officer, consumer foods and international. In that role, Mr. Hollis developed and executed a worldwide business transformation strategy while overseeing the largest part of the ConAgra Foods, Inc. portfolio, including its $12 billion consumer and customer branded businesses across all channels. Prior to joining ConAgra Foods, Inc., Mr. Hollis was with the TreeSweet Companies holding management positions in both sales and marketing. He began his career in the consumer products division of Georgia-Pacific, where he spent four years advancing through a variety of sales management positions. He holds a BS in psychology from Stetson University, where he is on the Board of Directors and received the Distinguished Alumni Award in 2005. As indicated above, Mr. Hollis has held key management positions at companies in the packaged food and consumer products industries and also has considerable board experience. Drawing on these experiences in combination with his financial literacy, Mr. Hollis is an important contributor to the development of the Company's business and growth strategy and to the oversight of its corporate governance, as well as its accounting and financial reporting processes and requirements. Mr. Hollis has greatly assisted the Company in developing its strategic plan.

Gerald J. “Bud” Laber, 70, has been a member of our Board of Directors since June 2005. He is a member of our Governance and Nominating Committee and chairs both our Compensation Committee and our Audit Committee. Mr. Laber has been a private investor since 2000, when he retired after 33 years of service with Arthur Andersen. Mr. Laber was an audit partner with Arthur Andersen from 1980 to 2000, and, with the exception of a leave for military service from 1966 through 1968, was employed by Arthur Andersen from 1965 until retiring in 2000. Mr. Laber is a certified public accountant and is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Currently, Mr. Laber (i) is on the Board of Directors and Chair of the Audit Committee of Scott's Liquid Gold since February 2004; (ii) is on the Board of Directors and Chair of the Audit Committee and member of the Compensation Committee of Allied Motion Technologies, Inc. since November 2010; (iii) served on the board of directors of QUALSTAR Corporation from May 10, 2013 until June 28, 2013, and (iv) was on the board of directors and served as chair of the audit committee of two companies that are no longer public reporting companies. He served as president of The Catholic Foundation of Northern Colorado from January 2008 until November 2012. Formerly, Mr. Laber (i) served on the Board of Directors and as Chair of the Audit Committee of Spectralink Corporation

from April 2004 to March 2007, and (ii) served on the Board of Directors and Audit Committee of Applied Films Corporation from July 2004 to July 2007 (Audit Chair from October 2005 to July 2007). Each of these companies is, or was, publicly traded. Mr. Laber holds a BSBA in accounting from the University of South Dakota and is a member of the board of trustees of the University of South Dakota Foundation. As a result of these professional and other experiences, Mr. Laber is able to provide key assistance to the Board and its Audit Committee in overseeing the Company's accounting and financial reporting responsibilities.

James E. Lewis, 65, has been a director of the Company since inception in May 2005 and served as our vice chairman until May 14, 2007. He is a member of our Audit and Compensation Committees and Chairman of our Finance Committee. Mr. Lewis has more than 40 years of financial and business experience in the mining, commodity trading, financial services, and food industries. For the last 20 years, he has been an entrepreneur in these industries and has been actively involved in starting, buying, building, operating, managing, financing (including IPOs), selling, merging, restructuring, consolidating and liquidating companies. Before that, Mr. Lewis held various executive financial positions in the coal and uranium mining industry and was in public accounting with Arthur Andersen. Mr. Lewis is a certified public accountant and is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. He holds a BBA in accounting from Texas Tech University. Mr. Lewis' extensive entrepreneurial experience in various industries provides a unique perspective and contribution to our Board of Directors. In addition, Mr. Lewis has a strong background in both accounting and the food industry, as well as significant experience in finance, capital markets, and mergers and acquisitions, which provide Mr. Lewis with a unique ability to contribute to our Board of Directors.

Thomas K. McInerney, 67, has been a member of our Board of Directors since July 2011. He is a member of our Finance and Compensation Committees, and chairs our Governance and Nominating Committee. Mr. McInerney has more than 25 years of business experience in the beverage industry, across management, sales, marketing, and finance. Since 1996, Mr. McInerney has been a managing partner of Lindsey & Company, an executive search firm. Previously, he was vice president and general manager of the largest division of Tropicana Dole North America. Mr. McInerney was also the executive vice president of marketing for the House of Seagram, the U.S. spirits affiliate of Joseph E. Seagram and Sons, Inc. Mr. McInerney was employed by the Seagram Corporation for 20 years. He began his career with National Distillers and Chemical Corporation where he held a number of sales, market research, and product management assignments. Mr. McInerney is a former Board member of 6 Figure Jobs.com, the National Advertising Review Board, the Traffic Audit Bureau, and the Association of National Advertisers. He holds a BA in political science from Villanova University and served as a Marine officer in Vietnam. Mr. McInerney's significant experience in all aspects of the consumer goods industry makes him an indispensable resource to the Board and management. In addition, Mr. McInerney's experience as an executive search consultant provides the company with expertise in the identification, assessment, and selection of executive talent, as well as expertise with compensation-related issues.

Benjamin D. Chereskin, 55, has been a member of our Board of Directors since October 2013 and is a member of our Finance Committee and our Governance and Nominating Committee. Mr. Chereskin founded Profile Management LLC (“Profile Management”), an investment management firm, in 2009 and has served as its president since that time. Mr. Chereskin is also a co-founder, and from 1993 until 2009 was a managing director and member, of Madison Dearborn Partners, LLC (“MDP”), a private equity investment firm, where he led the firm’s consumer investment practice. Prior to co-founding MDP, Mr. Chereskin held various positions with First Chicago Venture Capital for nine years. Mr. Chereskin currently serves on the Board of Directors of CDW Corporation (where he is a member of the Audit Committee) and Cinemark, Inc. (where he serves as the chair of the Strategic Planning Committee). Additionally, Mr. Chereskin serves as Chairman of KIPP: Chicago, an education-based non-profit organization, and as a Trustee of The University of Chicago Medical Center. Mr. Chereskin holds an MBA from The Harvard Graduate School of Business Administration and an A.B. from Harvard College. Given his background in private equity, corporate finance and corporate mergers and acquisitions, as well as his experience in the food and beverage industry, Mr. Chereskin brings a unique and valuable perspective to the development and implementation of the Company’s overall business strategy, including its focus on growth through strategic acquisitions.

The Company has adopted a code of business conduct and ethics applicable to the Company's officers (including the Company's principal executive officer, principal financial officer, principal accounting officer and controller) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on the Company's website. In the event that we amend or waive any of the provisions of the code of business conduct and ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on the Company's website at www.boulderbrands.com.

Other information concerning our directors, executive officers and corporate governance is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2014 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A on or before April 30, 2014.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2014 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A on or before April 30, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2014 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A on or before April 30, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table displays equity compensation plan information as of December 31, 2013. For further information, see Note 11 to the Notes of our consolidated financial statements included in this Annual Report under the caption "Item 8 - Financial Statements and Supplementary Data."

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights*** (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Stock options	9,876,579	$7.89	192,412
Restricted stock units*	420,000	n/a	n/a
Equity compensation plans not approved by security holders**	2,553,375	11.6	1,467,500
Total	12,849,954	$8.65	1,659,912

*	Consists of restricted stock units issued under the Second Amended and Restated Smart Balance, Inc. Stock and Awards Plan. These units have no exercise price.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

    Information concerning certain relationships and related transactions and director independence is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2014 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A on or before April 30, 2014.

Item 14. Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2014 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A on or before April 30, 2014.

PART IV
Item 15. Exhibits; Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules. Boulder Brand's 2013 financial statements, together with the report of EKS&H, LLLP, are listed on the index preceding the financial statements at the end of this report. The schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

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

2.2	First Amendment to the Membership Interest Purchase Agreement, dated as of June 29, 2012, by and between Smart Balance, Inc. and Hubson Acquisition, LLC (1a)
2.3
Unit Purchase Agreement, dated as of December 23, 2013, by and among GFA Brands, Inc., Boulder Brands, Inc., the sellers defined therein and Burrito Investment Group LLC, in the capacity of Seller Representative (2)

3.1	Restated Certificate of Incorporation of Smart Balance, Inc. (3)
3.2	Amended and Restated Bylaws of Smart Balance, Inc. (4)
3.3	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on December 18, 2012, effective as of December 31, 2012 at 11:59 p.m. Eastern Standard Time (5)
4	Specimen Common Stock Certificate of Smart Balance, Inc. (6)
10.1
Credit Agreement, dated as of July 9, 2013, by and among GFA Brands, Inc., UHF Acquisition Corp. and Udi's Healthy Foods, LLC, as borrowers, Boulder Brands, Inc., as the parent and a guarantor, the other guarantors from time to time party thereto, the lenders from time to time party thereto and Citibank, N.A., as administrative agent (7)

10.1.1	First Amendment to Credit Agreement, dated as of December 20, 2013 (7(a))
10.1.2	Second Amendment to Credit Agreement, dated as of December 20, 2013 (7(b))
10.2	License Agreement, dated as of June 18, 1996, by and between Brandeis University and GFA Brands, Inc. (8)
10.3	Amended and Restated Manufacturing Agreement, effective as of January 1, 2011, by and between GFA Brands, Inc. and Ventura Foods, LLC (9)
10.4	Manufacturing Agreement, dated as of February 23, 2011, by and between GFA Brands, Inc. and Kagome Creative Foods, LLC (10)
10.5	Second Amended and Restated Stock and Awards Plan (11)*
10.6	Form of Stock Option Award Agreement (12)*
10.7	Amended Form of Stock Option Agreement (13)*
10.8	Form of Restricted Stock Unit Grant Notice and Agreement (14)*
10.9	Form of Time Stock Option Grant Notice and Agreement (15)*
10.10	Amended and Restated Inducement Award Plan (16)*
10.11	2012 Inducement Award Plan (17)*
10.11.1	Amendment 1 to the 2012 Inducement Award Plan*
10.12	Form of Severance Agreement (18)*
10.13	Form of Amended and Restated Change of Control Agreement (19)*
10.14	Amended and Restated Financial Performance Incentive Program (20)*
10.15	Smart Balance, Inc. Deferred Compensation Plan (21)
10.16	Letter Agreement, dated as of September 23, 2013, between Boulder Brands, Inc. and James B. Leighton (22)*
21	Subsidiaries

23	Consent of EKS&H, LLLP
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed with the SEC on July 2, 2012.

(1(a))	Incorporated by reference to Exhibit 2.2 to our current report on Form 8-K filed with the SEC on July 2, 2012.

(2)	Incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed with the SEC on December 24, 2013.

(3)	Incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on May 25, 2007.

(4)	Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on September 29, 2011.

(5)	Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on January 3, 2013.

(6)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our registration statement on Form S-1 filed with the SEC on August 26, 2005.

(7)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 10, 2013.

(7(a))	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on December 24, 2013
(7(b))    Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on December 24, 2013

(8)	Incorporated by reference to Exhibit 10.45 to our current report on Form 8-K filed with the SEC on May 25, 2007.

(9)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on April 29, 2011. Confidential information has been omitted and has been filed separately with the SEC.

(10)	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on April 29, 2011. Confidential information has been omitted and has been filed separately with the SEC.

(11)	Incorporated by reference to Exhibit (d)(1) to the Tender Offer Statement on Schedule TO filed by us with the SEC on February 18, 2011.

(12)	Incorporated by reference to Exhibit 10.47 to our current report on Form 8-K filed with the SEC on May 25, 2007.

(13)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on November 6, 2008.

(14)	Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on January 6, 2012.

(15)	Incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed with the SEC on January 6, 2012.

(16)	Incorporated by reference to Exhibit (d)(2) to the Tender Offer Statement on Schedule TO filed by us with the SEC on February 18, 2011.

(17)	Incorporated by reference to Exhibit 10.1 to the Form S-8 filed with the SEC on November 7, 2012.

(18)	Incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed with the SEC on January 6, 2012.

(19)	Incorporated by reference to Exhibit 10.8 to our annual report on Form 10-K filed with the SEC on February 24, 2011.

(20)	Incorporated by reference to Exhibit 10.9 to our annual report on Form 10-K filed with the SEC on February 24, 2011.

(21)	Incorporated by reference to Exhibit 10.16 to our current report on Form 10-K filed with the SEC on March 6, 2012.

(22)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on October 7, 2013.

* Management renumeration agreements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 27th day of February, 2014.

BOULDER BRANDS, INC.
By: /s/ Stephen B. Hughes Stephen B. Hughes Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date
/s/ Stephen B. Hughes Stephen B. Hughes	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2014
/s/ Christine Sacco Christine Sacco	Chief Financial Officer (Principal Financial Officer)	February 27, 2014
/s/ Christina Calabrese Christina Calabrese	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2014
/s/ Dean Hollis Dean Hollis	Director	February 27, 2014
/s/ William E. Hooper William E. Hooper	Director	February 27, 2014
/s/ Gerald J. Laber Gerald J. Laber	Director	February 27, 2014
/s/ James B. Leighton James B. Leighton	Director	February 27, 2014
/s/ James E. Lewis James E. Lewis	Director	February 27, 2014
/s/ Thomas K. McInerney Thomas K. McInerney	Director	February 27, 2014
/s/ Benjamin D. Chereskin Benjamin D. Chereskin	Director	February 27, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Boulder Brands Inc. and Subsidiaries
Boulder, Colorado

We have audited the accompanying consolidated balance sheets of Boulder Brands Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boulder Brands Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Boulder Brands Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2014, expressed an unqualified opinion.

EKS&H, LLLP
February 27, 2014 Boulder, Colorado

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Boulder Brands Inc. and Subsidiaries
Boulder, Colorado

We have audited Boulder Brands Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Davies Bakery, Level Life Foods, and EVOL Foods, whose financial statements constitute 8% of total assets and 1% of net sales of the consolidated financial amounts of the Company as of and for the year ended December 31, 2013 because they were acquired by the Company during 2013. Accordingly, our audit did not include the internal control over financial reporting at Davies Bakery, Level Life Foods, and EVOL Foods.

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

In our opinion, Boulder Brands Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Boulder Brands Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion.

EKS&H, LLLP
February 27, 2014 Boulder, Colorado

BOULDER BRANDS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash	$16,732	$11,509
Accounts receivable, net of allowance of: $1,111 (2013) and $656 (2012)	45,307	30,323
Accounts receivable – other	2,868	3,277
Inventories, net of reserve of: $1,473 (2013) and $648 (2012)	35,908	25,292
Prepaid taxes	7,087	3,206
Prepaid expenses and other assets	2,305	1,776
Deferred tax asset	5,832	6,201
Total current assets	116,039	81,584
Property and equipment, net	51,408	31,195
Other assets:
Goodwill	347,227	322,191
Intangible assets, net	242,296	233,691
Deferred costs, net	7,937	11,545
Investments, at cost	8,751	—
Other assets	1,825	1,748
Total other assets	608,036	569,175
Total assets	$775,483	$681,954
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$67,316	$60,702
Current portion of long-term debt	3,863	25
Total current liabilities	71,179	60,727
Long-term debt	292,344	232,890
Deferred tax liability	52,873	48,867
Contract payable	1,375	2,750
Other liabilities	1,393	1,232
Total liabilities	419,164	346,466

Commitment and contingencies
Boulder Brands, Inc. and Subsidiaries stockholders' equity:
Common stock, $.0001 par value, 250,000,000 shares authorized; 63,913,639 and 63,194,629 issued in 2013 and 2012, respectively, and 60,222,976 and 59,503,966 outstanding in 2013 and 2012, respectively	6	6
Additional paid in capital	560,120	548,470
Accumulated deficit	(186,338)	(196,764)
Accumulated other comprehensive loss	(3,234)	(629)
Treasury stock, at cost (3,690,663 shares)	(15,595)	(15,595)
Total Boulder Brands, Inc. and Subsidiaries stockholders' equity	354,959	335,488
Noncontrolling interest	1,360	—
Total equity	356,319	335,488
Total liabilities and equity	$775,483	$681,954

See accompanying notes to the consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share data)

	Years Ended December 31,
	2013	2012	2011
Net sales	$461,338	$369,645	$274,337
Cost of goods sold	269,291	210,752	151,198
Gross profit	192,047	158,893	123,139

Operating expenses:
Marketing	30,295	32,316	26,606
Selling	35,988	30,689	23,208
General and administrative	75,059	65,508	45,562
Restructuring, acquisition and integration-related costs	5,824	7,638	4,086
Total operating expenses	147,166	136,151	99,462
Operating income	44,881	22,742	23,677

Other income (expense):
Interest expense	(24,493)	(15,046)	(3,612)
Other income (expense), net	(1,351)	231	767
Total other (expense)	(25,844)	(14,815)	(2,845)
Income before income taxes	19,037	7,927	20,832
Provision for income taxes	8,750	3,724	11,172
Net income	10,287	4,203	9,660
Less: Net loss attributable to noncontrolling interest	139	—	—
Net income attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$10,426	$4,203	$9,660
Earnings per share attributable to Boulder Brands, Inc. and Subsidiaries common stockholders:
Basic	$0.17	$0.07	$0.16
Diluted	$0.17	$0.07	$0.16

Weighted average shares outstanding:
Basic	59,643,102	59,133,992	59,256,228
Diluted	62,871,488	60,765,876	59,284,978

Net income	$10,287	$4,203	$9,660
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,605)	631	(1,260)
Other comprehensive income (loss)	(2,605)	631	(1,260)
Comprehensive income	7,682	4,834	8,400
Less: Comprehensive loss attributable to noncontrolling interest	139	—	—
Comprehensive income attributable to Boulder Brands, Inc. and Subsidiaries	$7,821	$4,834	$8,400

See accompanying notes to the consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$10,287	$4,203	$9,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	18,815	13,451	7,786
Amortization and write-off of deferred financing costs	8,027	4,078	602
Deferred income taxes	3,681	(6,137)	(1,529)
Excess tax benefit from stock-based payment arrangements	(3,782)	(2,204)	—
Stock-based compensation	9,062	11,513	4,864
Asset write-offs	2,395	—	—
Loss on disposal of property and equipment	363	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(13,047)	(4,016)	(1,722)
Inventories	(5,692)	(2,660)	10
Prepaid expenses and other assets	583	(1,078)	1,287
Prepaid taxes	(111)	(17)	(787)
Accounts payable and accrued expenses	3,003	10,478	9,042
Net cash provided by operating activities	33,584	27,611	29,213
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	(54,997)	(126,910)	(66,112)
Purchase of investments	(8,751)	—	—
Purchase of property and equipment	(24,079)	(8,032)	(4,771)
Proceeds from disposal of property and equipment	109	—	—
Patent/trademark defense costs	(1,895)	(4,387)	(1,139)
Net cash (used in) investing activities	(89,613)	(139,329)	(72,022)
Cash flows from financing activities
Proceeds from issuance of long-term debt	302,474	250,651	68,084
Repayment of debt	(240,729)	(122,201)	(14,129)
Payments for loan costs	(4,241)	(12,933)	(1,825)
Contribution from noncontrolling interest	899	—	—
Shares withheld for payment of employee payroll taxes	(3,501)	(2,475)	—
Proceeds from exercise of stock options	2,586	—	—
Excess tax benefit from stock-based payment arrangements	3,782	2,204	—
Purchase of treasury stock	—	—	(5,147)
Net cash provided by financing activities	61,270	115,246	46,983
Effects of exchange rate changes on cash and cash equivalents	(18)	22	(55)
Net increase in cash and cash equivalents	5,223	3,550	4,119
Cash – Beginning of year	11,509	7,959	3,840
Cash – End of year	$16,732	$11,509	$7,959
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$5,412	$10,098	$13,765
Interest	$12,681	$10,796	$2,759

See accompanying notes to the consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES
Statement of Changes in Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	59,999,832	$6	2,630,851	$(10,448)	$534,568	$(210,627)	$—	$—	$313,499
Stock compensation expense	—	—	—	—	4,864	—	—	—	4,864
Purchase of treasury stock	(1,059,812)	—	1,059,812	(5,147)	—	—	—	—	(5,147)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,260)	—	(1,260)
Net income	—	—	—	—	—	9,660	—	—	9,660
Balance at December 31, 2011	58,940,020	6	3,690,663	(15,595)	539,432	(200,967)	(1,260)	—	321,616
Stock compensation expense	—	—	—	—	11,513	—	—	—	11,513
Taxes paid on stock option exercise	—	—	—	—	(2,475)	—	—	—	(2,475)
Stock issued with stock option exercise/restricted stock unit vesting	563,946	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	631	—	631
Net income	—	—	—	—	—	4,203	—	—	4,203
Balance at December 31, 2012	59,503,966	6	3,690,663	(15,595)	548,470	(196,764)	(629)	—	$335,488
Stock compensation expense	—	—	—	—	9,062	—	—	—	9,062
Taxes paid on stock option exercise	—	—	—	—	(3,501)	—	—	—	(3,501)
Excess tax benefit from stock-based compensation	—	—	—	—	3,503	—	—	—	3,503
Stock option/RSU vesting	719,010	—	—	—	2,586	—	—	—	2,586
Noncontrolling interest in acquisition	—	—	—	—	—	—	—	600	600
Contribution from noncontrolling interest	—	—	—	—	—	—	—	899	899
Foreign currency translation adjustment	—	—	—	—	—	—	(2,605)	—	(2,605)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(139)	(139)
Net income attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	—	—	—	—	—	10,426	—	—	10,426
Balance at December 31, 2013	60,222,976	$6	3,690,663	$(15,595)	$560,120	$(186,338)	$(3,234)	$1,360	$356,319

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

On March 5, 2013, the Company formed a new partnership called Boulder Brands Investment Group, LLC (BIG) with a third party. BIG will look to invest in early-stage growth companies in the natural and organic food and beverage sectors.  In the second quarter of 2013, the partners of BIG made their initial capital contributions and BIG made its first investment totaling $2.1 million. In the third quarter of 2013, BIG made additional investments totaling $6.7 million. All investments have been accounted for under the cost method.  As the Company has a controlling financial interest in BIG, it is consolidated with these Consolidated Financial Statements, and the applicable noncontrolling interest is reflected herein.

On May 1, 2013, we acquired Davies, a United Kingdom based gluten-free bakery and bread manufacturer for approximately $3.9 million.

On July 10, 2013, we acquired 80% of GlucoBrands, LLC, owner of Level Life foods, for $2.4 million. In connection with this acquisition, we simultaneously entered into a call agreement with the sellers, whereby we have the right, but not the obligation, to purchase the remaining equity interests in GlucoBrands, LLC, starting on January 1, 2016, at an amount based on certain predefined profit metrics. Level provides convenient food products to customers which help them create a diabetes-friendly diet as part of their daily management of diabetes.

On December 23, 2013, we acquired 100% of the equity interests of Phil’s Fresh Foods, LLC, owner of EVOL Foods for approximately $48.9 million. Based in Boulder, Colorado, EVOL manufactures and markets frozen foods with a focus on pure and simple ingredients.  EVOL’s products include those that are antibiotic-free, hormone-free, GMO-free, and have no artificial preservatives or flavors.

These transactions have been accounted for using the acquisition method of accounting in accordance with GAAP and operating results of the acquisitions are included in our Consolidated Statement of Operations from the date of acquisition.

2. Summary of Significant Accounting Policies

Principles of consolidation

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

The consolidated financial statements include the accounts of Boulder Brands, Inc. and all of its wholly owned and majority owned subsidiaries. The third-party investor’s share of the net loss of these majority owned subsidiaries is reflected in "net loss attributable to noncontrolling interest" in the Consolidated Statements of Operations and Comprehensive Income. All intercompany balances and transactions have been eliminated.

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

Cash and cash equivalents

We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. At December 31, 2013 and 2012, we did not have any cash equivalents.

Accounts receivable

Accounts receivable are carried at original invoice amount less allowances for cash discounts and doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Bad debt expense was not material to us for the years ended December 31, 2013, 2012 and 2011. Recoveries of receivables previously written off are recorded when received. We do not charge interest on past due receivables.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and primarily consist of finished goods and raw materials.

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

Goodwill

We have defined our reporting unit levels used for goodwill impairment assessment purposes as (1) Smart Balance, (2) Earth Balance, (3) Udi’s, (4) Glutino, (5) Level and (6) EVOL. Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that impairment may have occurred. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Otherwise, the impairment analysis for goodwill includes a comparison of our carrying value (including goodwill) to our estimated fair value. If the fair value does not exceed the carrying value, then an additional analysis would be performed to allocate the fair value to all of our assets and liabilities as if it had been acquired in a business combination and the fair value was our purchase price. If the excess of the fair value of our identifiable assets and liabilities is less than the carrying value of recorded goodwill,

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

an impairment charge is recorded for the difference. At June 30, 2013, we performed our annual assessment of fair value and concluded that there was no impairment related to our goodwill.

Intangible assets

Other intangible assets are comprised of both finite and indefinite-lived intangible assets. Indefinite-lived intangible assets are not amortized. We have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Otherwise, indefinite-lived intangible assets are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. In assessing the recoverability of indefinite-lived intangible assets, we must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.

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

We have determined that our Smart Balance®, Earth Balance®, Glutino®, Udi's® and EVOL trademarks have indefinite lives and these assets are not being amortized. We have performed our annual assessment of the Company’s indefinite-lived intangible assets for impairment at June 30, 2013 and determined there was no impairment. Certain other assets acquired, primarily patent technology, have been determined to have finite lives ranging from 3 to 15 years and their costs are being amortized over their expected lives.

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

Foreign currency translation

Assets and liabilities of our foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year.  The related translation adjustments are reflected in “Accumulated other comprehensive loss” in the equity section of our balance sheet.  Foreign currency gains and losses resulting from transactions are included in earnings in “Other income (expense).”

Accumulated other comprehensive income (loss)

            Accumulated other comprehensive income consists of foreign currency translation adjustments which are included in the Consolidated Statements of Operations and Comprehensive Income (Loss). Taxes are provided on the foreign currency translation gains and losses and on the unremitted earnings of the foreign subsidiaries, if any.

Shipping and handling costs

Shipping and handling costs to external customers for 2013, 2012 and 2011 were approximately $24,705, $22,317 and $17,306 respectively, and were included in selling expense. Internal shipping and handling costs are capitalized within inventory and recognized within costs of goods sold in the Consolidated Statements of Operations when related products are sold to external customers.

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

During 2013, the plan assets were less than the liability by approximately $12 due to slightly lower returns on plan assets and the up-front cost of life insurance and thus compensation expense was increased by this amount. The total of participant deferrals, which is reflected in "Other liabilities," were $1,393 and $1,232 at December 31, 2013 and 2012, respectively. The increase in the liability was due to additional participant deferrals and investment gains, partially offset by distributions to certain participants who are no longer with the Company. The assets in the plan declined by a similar amount.

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

Research and development

Research and development expenses are charged to operations when incurred and amounted to $1,270, $974 and $767 for 2013, 2012 and 2011, respectively.

Derivative instruments

    We use derivative financial instruments, principally commodity exchange contracts, to manage risks from fluctuations in commodity costs. Derivative financial instruments are not used for the purpose of creating speculative positions or for trading purposes. Related contracts are recorded in the balance sheet at fair value using market prices and rates prevailing at the balance sheet date obtained from independent exchanges. Changes in the fair value are recognized through earnings in the period in which they occur and are recorded as a component of "Other income (expense)." Contracts are generally entered into having maturities of no more than twelve months.

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

Advertising

Advertising costs are charged to operations ("Marketing") when incurred and amounted to $8,410, $15,261 and $14,738 for 2013, 2012 and 2011, respectively.

Stock-based compensation

We record share-based compensation in accordance with ASC Topic 718, “Compensation - Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.

Concentration of credit risk

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. We maintain the majority of our cash and cash equivalents in the form of demand deposits with financial institutions that management believes are creditworthy. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base. We have two customers that, in total, accounted for approximately 32% of sales for 2013, 31% in 2012 and 23% in 2011. The aggregate accounts receivable from these customers amounted to approximately 44% of the accounts receivable balance outstanding at December 31, 2013 and 33% in 2012. We also have one product category, “spreads,” which accounted for 36% of total revenue for the year ended December 31, 2013, 49% in 2012 and 66% in 2011. Approximately 35%, 47% and 64% of our revenues for 2013, 2012 and 2011, respectively, came from products utilizing licenses from Brandeis University.

3. Acquisitions

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

On December 23, 2013, we acquired all of the issued and outstanding units of Phil’s Fresh Foods, LLC, owner of EVOL Foods (EVOL), for a purchase price of $48,937 in cash, subject to a customary working capital adjustment. The Company funded the purchase using a combination of cash on hand and borrowing under the amended Credit Agreement. Based in Boulder, Colorado, EVOL manufactures and markets frozen foods with a focus on pure and simple ingredients.  EVOL’s products include those that are antibiotic-free, hormone-free, GMO-free, and have no artificial preservatives or flavors.

We accounted for both acquisitions pursuant to ASC No. 805, “Business Combinations.” Accordingly, we recorded net assets acquired and liabilities assumed at their fair values.

The purchase price allocation for the EVOL acquisition is preliminary and subject to further adjustment upon finalization of the opening balance sheet. The following summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

Cash	$121
Accounts receivable	2,059
Accounts receivable - other	25
Inventories	4,900
Prepaid expenses and other assets	293
Property and equipment	1,441
Intangible assets	20,200
Goodwill	23,146
Accounts payable, accrued expenses and other liabilities	(3,248)
Total	$48,937

Other intangible assets acquired and their amortization periods are as follows:

	Useful life (in years)	Fair value
Customer relationships	12	$10,000
Trademarks/tradenames	Indefinite	10,000
Non-compete agreement	2	200
Total		$20,200

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

The goodwill associated with EVOL is a result of acquiring and retaining workforces and expected synergies from integrating their operations into ours. All such goodwill recognized as part of the EVOL acquisition is reported in the Natural segment and is expected to be deductible for tax purposes.

EVOL contributed net sales of $301 and a loss before income taxes of $54 to the Company for the period from December 24, 2013 to December 31, 2013. The following unaudited pro forma financial information presents our combined results as though both acquisitions (EVOL and Udi's) occurred on January 1, 2012.

	Years Ended December 31,
	2013	2012
Net sales	$478,804	$421,419
Net income	$14,767	$1,418

The pro forma amounts have been calculated after applying our accounting policies.  Included in the pro forma results is the interest expense and amortization of deferred financing costs associated with the new debt structure in place at the time of the EVOL acquisition, as if it were in place as of January 1, 2012, a one-time charge to reflect the estimated fair value of finished goods acquired, the depreciation expense of the fair value of property and equipment and the amortization expense of the fair value of the finite-lived intangible assets, as though the acquisitions had been consummated as of January 1, 2012.

The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the period indicated nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any potential net sales enhancements or operating efficiencies that could result from the acquisition.

On May 1, 2013, we acquired Davies, a United Kingdom based gluten-free bakery and bread manufacturer for approximately $3.9 million.  On July 10, 2013, we acquired 80% of GlucoBrands, LLC, owner of Level, for $2.4 million. Level provides products to customers to help in the daily management of diabetes. These transactions have been accounted for using the acquisition method of accounting in accordance with GAAP and the operating results of Davies and Level, from the date of acquisition, are included in our Consolidated Statement of Operations.

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

The following table presents assets and liabilities measured at fair value on a recurring basis:

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

	Fair Value Measurements at Reporting Date (1)
	December 31, 2013	December 31, 2012
Assets:
Deferred compensation (2)	$1,381	$1,208
Derivative assets (3)	283	474
Total assets	$1,664	$1,682

Liabilities:
Deferred compensation (2)	$1,393	$1,232
Total liabilities	$1,393	$1,232

(1) All fair value measurements were based upon significant other observable inputs (Level 2).
(2) Deferred compensation assets are recorded in "Other assets" and deferred compensation liabilities are recorded in "Other liabilities" in the Consolidated Balance Sheets.
(3) Derivative assets are recorded in "Accounts receivable - other."

We use derivative financial instruments, principally commodity exchange contracts, to manage risks from fluctuations in commodity costs. Derivative financial instruments are not used for the purpose of creating speculative positions or for trading purposes. Related contracts are recorded in the balance sheet at fair value using market prices and rates prevailing at the balance sheet date obtained from independent exchanges. Changes in the fair value are recognized through earnings in the period in which they occur in "Other income (expense)" in the Consolidated Statement of Income and Comprehensive Income. Amounts recognized were gains of $62 and $563 for the years ended December 31, 2013 and December 31, 2012, respectively. As of December 31, 2013, we had in place commodity exchange contracts to hedge future vegetable oil purchases totaling 19.1 million pounds. Contracts are entered into having maturities of generally no more than twelve months.

5. Inventory

Inventories, net consist of the following:

	December 31, 2013	December 31, 2012
Finished product	$24,436	$18,422
Raw materials	12,945	7,518
Reserve	(1,473)	(648)
Inventories, net	$35,908	$25,292

6. Property and Equipment

Property and equipment, net consist of the following:

	December 31, 2013	December 31, 2012
Land	$572	$—
Buildings and improvements	2,511	—
Software development costs	8,911	6,618
Machinery and equipment	40,499	23,493
Furniture and fixtures	1,785	1,337
Leasehold improvements	10,891	8,047
Gross assets	65,169	39,495
Less: Accumulated depreciation	(13,761)	(8,300)
Property and equipment, net	$51,408	$31,195

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $6,162, $4,143 and $1,941, respectively.

7. Goodwill and Intangible Assets

The following summarizes the changes in the Company's goodwill, by segment:

	Smart Balance	Natural	Total
Goodwill	$301,557	$150,634	$452,191
Accumulated impairment loss	(130,000)	—	(130,000)
Balance as of January 1, 2013	171,557	150,634	322,191
Goodwill acquired during the year	2,666	23,160	25,826
Translation adjustments	—	(790)	(790)
Balance as of December 31, 2013	$174,223	$173,004	$347,227

	Smart Balance	Natural	Total
Goodwill	$301,557	$95,041	$396,598
Accumulated impairment loss	(130,000)	—	(130,000)
Balance as of January 1, 2012	171,557	95,041	266,598
Goodwill acquired during the year	—	55,351	55,351
Translation adjustments	—	242	242
Balance as of December 31, 2012	$171,557	$150,634	$322,191

In 2010, we recorded non-cash impairment charges of $130,000 related to our goodwill in the Smart Balance segment.

Intangible assets, net consisted of the following major classes as of December 31, 2013:

	Gross Carrying Amount	Accumulated Amortization	Translation Adjustments	Net Carrying Value
Patent technology	$45,919	$(29,113)	$—	$16,806
Proprietary recipes	4,225	(1,023)	—	3,202
Non-compete agreements	600	(200)	—	400
Supply relationships	1,000	(443)	—	557
Customer relationships	63,962	(9,515)	(1,859)	52,588
Subscription database	2,900	(1,740)	—	1,160
Trademarks/tradenames	167,862	(286)	7	167,583
Intangible assets, net	$286,468	$(42,320)	$(1,852)	$242,296

Intangible assets, net consisted of the following major classes as of December 31, 2012:

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

	Gross Carrying Amount	Accumulated Amortization	Translation Adjustments	Net Carrying Value
Patent technology	$44,793	$(22,974)	$—	$21,819
Proprietary recipes	4,000	(334)	—	3,666
Non-compete agreement	400	(66)	—	334
Supply relationships	1,000	(380)	—	620
Customer relationships	53,961	(4,840)	(625)	48,496
Subscription database	2,900	(1,160)	—	1,740
Trademarks/tradenames	157,178	(162)	—	157,016
Intangible assets, net	$264,232	$(29,916)	$(625)	$233,691

As of December 31, 2013 and December 31, 2012, the total carrying amount of indefinite-lived intangible assets included in the tables above under trademarks/tradenames was $166,559 and $156,036, respectively.
Amortization expense was $12,653, $9,308 and $5,845 for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively.  Based on our amortizable intangible assets as of December 31, 2013, we expect amortization expense to be approximately $14,480 in 2014, $12,850 in 2015, $11,290 in 2016, $8,912 in 2017 and $7,317 in 2018.

8. Restructurings and Other Actions

As part of continuing efforts to increase efficiency and effectiveness and position us for success, we undertook an organizational restructuring in 2011. In 2012, in connection with the acquisition of Udi's and establishment of two reportable operating segments, we eliminated several senior management positions, streamlining our management team. In 2013, we began a process to increase efficiency at our Udi’s manufacturing facilities, which involves the consolidation of several facilities into one new, state-of the art facility.  During 2013, charges of $2,395 were incurred for asset write-offs and $359 were incurred for related expenses associated with this restructuring effort. Restructuring charges are included in "Restructuring, acquisition and integration-related costs" in the Consolidated Statement of Income and Comprehensive Income.

The following table sets forth the activity affecting the restructuring accrual:

	Severance	Other Closure and Exit Costs	Total
Balance as of December 31, 2011	$2,342	$220	$2,562
Charges incurred	2,504	87	2,591
Cash payments	(2,559)	(147)	(2,706)
Adjustments	(176)	8	(168)
Balance as of December 31, 2012	2,111	168	2,279
Charges incurred	—	—	—
Cash payments	(1,901)	(165)	(2,066)
Adjustments	(204)	—	(204)
Balance as of December 31, 2013	$6	$3	$9

The accrued restructuring costs as of December 31, 2013 and 2012 of $9 and $2,279, respectively, are reflected in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets. The liabilities for other closure and exit costs primarily relate to contractually required lease obligations and other contractually committed costs associated with abandoned office space.  We expect to pay these obligations by March 31, 2014.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2013	December 31, 2012
Accounts payable	$29,699	$21,390
Accrued trade spend	6,774	8,067
Accrued incentives	4,950	4,280
Accrued payroll-related	4,282	3,264
Deferred sub-license income	2,622	4,351
Accrued legal fees	2,007	3,371
Accrued marketing	1,359	3,226
Accrued other	15,623	12,753
Accounts payable and accrued expenses	$67,316	$60,702

10. Long-Term Debt and Contract Payable

Long-term debt consists of the following:

	December 31, 2013	December 31, 2012
Term loan	$271,429	$232,800
Revolver	15,000	—
Capital lease	9,778	115
Total debt	296,207	232,915
Less: Current portion	3,863	25
Long-term debt	$292,344	$232,890

As of December 31, 2013, $65,000 was available for borrowing under the Revolver.

The interest rates for outstanding obligations at December 31, 2013 were 5.00% for the Term Loan (as defined below) and 3.69% for the Revolver while the commitment fee on the unused line was 0.50%.

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

On December 20, 2013, the Company increased its senior secured term loan credit facility, at the same interest rate as the original loan, by $25,000 to $275,000. In addition, the Company amended the financial covenants on its revolving credit facility to increase the senior secured funded debt-to-EBITDA covenant by 0.25x for each quarterly period.

The New Credit Facility replaced the Company's prior credit agreement, or "Prior Credit Facility," dated as of July 2, 2012. Immediately prior to the refinancing of the Prior Credit Facility, outstanding debt under the Prior Credit Facility totaled approximately $242,200. Immediately after the close of the transaction, total outstanding debt under the New Credit Facility totaled approximately $260,000, comprised of $250,000 of New Term Loan debt and $10,000 of borrowings under the New Revolving Facility. In connection with this refinancing, the Company wrote-off financing costs totaling $6,970 in 2013, which are included in “Interest expense” in the Consolidated Statements of Operations and Comprehensive Income.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

Proceeds of the New Term Loan and the New Revolving Facility were primarily used to repay the debt outstanding under the Prior Credit Facility and to pay fees and expenses in connection therewith. In the future, the New Revolving Facility may be used by the Company and its subsidiaries for working capital and for other general corporate purposes, including acquisitions and investments, permitted under the New Credit Facility. The New Credit Facility also provides that, upon satisfaction of certain conditions, the Borrowers may increase the aggregate principal amount of loans outstanding thereunder by an amount not to exceed the sum of (a) $50,000 and (b) up to an additional $50,000, so long as in the case of this clause (b), after giving effect to such increase on a pro forma basis, the Company's ratio of senior secured funded debt to consolidated EBITDA would not exceed 4.5 to 1.0, subject to receipt of additional lending commitments for such loans.

Interest

Outstanding amounts under the Term Loan bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 4.00% or (b) a Base Rate (equal in this context to the greater of (i) the Agent's prime rate, (ii) the federal funds rate plus 1/2 of 1.00% and (iii) LIBOR plus 1.00%) (but subject to a minimum of 2.00%) plus 3.00%. The New Term Loan will amortize in equal quarterly installments of 0.25% of the initial principal amount beginning on September 30, 2013, with the balance due at maturity.

Outstanding amounts under the New Revolving Facility initially bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 4.00% or (b) a Base Rate (equal in this context to the greatest of (i) the Agent's prime rate, (ii) the federal funds rate plus 1/2 of 1.00% and (iii) LIBOR plus 1.00%) plus 3.00%. From and after delivery to the Agent of financial statements for each fiscal quarter ending on or after September 30, 2013, the margin over LIBOR and the Base Rate for the New Revolving Facility may be adjusted periodically based on the Company's ratio of total funded debt to consolidated EBITDA, with 4.00% per annum being the maximum LIBOR margin and 3.00% per annum being the maximum Base Rate margin established by such adjustment mechanism. The Borrowers are required to pay a commitment fee on the unused commitments under the New Revolving Credit Facility at a rate equal to 0.50% per annum.

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

Covenants

So long as any borrowings under the New Revolving Facility are outstanding (other than letters of credit that have been cash collateralized in accordance with the terms of the New Credit Facility) as of the last day of any fiscal quarter of the Company, the terms of the New Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain a maximum senior secured funded debt to consolidated EBITDA ratio of not more than 4.75 to 1.0, initially, and decreasing to 3.50 to 1.0 over the term of the New Credit Facility. As of December 31, 2013, we were in compliance with our financial covenants.

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

Contract Payable and Capital Leases

In addition to the indebtedness under the Credit Facility, we have recorded a contract payable of $2,750 representing the unpaid balance on a 2010 acquisition. This amount will be paid in annual installments over the next two years, together with related interest. As of December 31, 2013, $1,375 of this amount is due within 12 months and therefore included within "Accounts payable and accrued expenses" on the Consolidated Balance Sheets.

We have six capital leases resulting in $9,778 of capital lease obligations for certain of our manufacturing equipment. These leases have terms that expire from May 31, 2014 through December 1, 2021.

Maturities

Under the New Credit Facility, the contract payable and capital lease obligations, the Company and the Borrowers are required to pay the following amounts for their collective debt and contract obligations during the years ended December 31:

2014	$5,238
2015	5,230
2016	3,915
2017	3,988
2018	19,030
Thereafter	263,877
Total	$301,278

11.  Stock-Based Compensation

Stock-based compensation consists of stock options and restricted stock units (RSUs).

Total stock-based compensation expense for stock options and RSUs was $9,062, $11,513 and $4,864 for 2013, 2012 and 2011. The related income tax benefit recognized was $3,382, $4,432 and $1,918 for 2013, 2012 and 2011.

Stock Options

We and our stockholders have authorized the issuance of up to 12,150,000 stock options under our Second Amended and Restated Stock and Awards Plan, or the "Stock Plan." As a result of the 2011 option exchange program, or the "Option Exchange," 432,178 of these options are no longer available to be granted. As of December 31, 2013, 192,412 options remained available for future grants under the Plan.

In addition, during the first quarter of 2008, the compensation committee and a sub-committee of the compensation committee approved the issuance of up to 1,375,000 inducement stock options grants to new employees outside of our stock plan pursuant to NASDAQ Marketplace Rule 4350.  As a result of the Option Exchange, 600,000 of these options are no longer available to be granted. As of December 31, 2013, all of these options have been granted.

During the third quarter of 2012, we adopted the Smart Balance, Inc. 2012 Inducement Award Plan which allows for the issuance of up to 1,300,000 inducement stock options to new employees. In the fourth quarter of 2013, an additional 2,000,000 inducement stock options were approved under this plan. The options have a ten year term and an exercise price equal to the fair market value of our common stock on the date of grant. The options vest in four equal installments beginning on the first anniversary of the grant date. As of December 31, 2013, 1,467,500 options remained available for granting.

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

Additional information with respect to stock option activity is as follows:

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding at December 31, 2011	9,350,322	$7.82	6.48
Options granted	4,043,358	8.50	8.79
Options exercised	(84,375)	8.69	5.39
Options canceled/forfeited	(1,654,972)	8.77	6.47
Options outstanding at December 31, 2012	11,654,333	7.91	6.81
Options granted	1,519,500	14.35	9.48
Options exercised	(414,379)	7.85	5.54
Options canceled/forfeited	(329,500)	9.65	7.21
Options outstanding at December 31, 2013	12,429,954	$8.65	6.28
Exercisable at December 31, 2013	5,725,886	$7.41	5.58

The weighted-average grant-date fair values of options granted during 2013, 2012 and 2011 were $7.49, $4.32 and $2.19, respectively.

The following summarizes additional stock option activity:

	Years Ended December 31,
	2013	2012	2011
Aggregate intrinsic value of stock options exercised	$3,158	$280	$—
Fair value of options that vested	6,552	5,098	5,413
Tax benefit realized on exercise of options	3,782	2,204	—

The aggregate intrinsic value of outstanding stock options at December 31, 2013 was $89,765. The aggregate intrinsic value of exercisable stock options at December 31, 2013 was $48,146.

The following summarizes non-vested share activity for 2013:

	Shares	Grant-Date Fair Value
Non-vested options at beginning of year	7,369,370	$4.09
Options granted	1,519,500	7.49
Options vested	(1,855,302)	3.53
Options forfeited	(329,500)	5.00
Non-vested options at end of year	6,704,068	$4.98

As of December 31, 2013, the total compensation cost related to nonvested stock options not yet recognized was $20,272 with a weighted average period of 2.09 years over which it is expected to be recognized.

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

Stock-based compensation expense (pre-tax) related to stock options included in operations is as follows:

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

	Years Ended December 31,
	2013	2012	2011
Service period-based	$6,117	$4,507	$4,010
Market price-based $8.00	—	805	—
Market price-based $12.00	—	785	—
Market price-based $16.00	579	177	—
Market price-based $16.75	90	127	138
Market price-based $20.25	106	104	653
Total	$6,892	$6,505	$4,801

For the traditional service-based stock options, we estimate the fair value, as of the date of grant, using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.20% - 4.67%, expected life of 6.25 years for the service-based options, no dividends and volatility of 35.9% - 55.08%. The cost of the service-based stock options is being amortized over a four year vesting period. In the case of the market price-based stock options, we used the Monte Carlo valuation model and have assumed an expected life of 10 years.  We have incorporated a forfeiture rate of 3.0% - 4.0% on all stock options.  We recognize compensation expense for the market price-based options over the estimated vesting period, which has been determined to be 1.43 years for the $8.00 awards, 2.92 years for the $12.00 awards, 3.90 years for the $16.00 awards, 2.75 – 4.82 years for the $16.75 awards and 3.68 - 5.53 years for the $20.25 awards.

Restricted Stock Units
In September 2011, we began granting RSUs to certain board members and employees. These RSUs were issued under the Stock Plan and are subject to its terms and conditions. We issued RSUs where the compensation cost is recognized on a straight-line basis over the requisite period the holder is required to render service. We also issued market condition-based RSUs which vest when the underlying stock price closes at $8.00, $12.00 and $16.00 for 20 out of 30 consecutive trading days. We recognize compensation expense for the market price-based RSUs over the estimated vesting period, which has been determined to be 1.43 years for the $8.00 awards, 2.92 years for the $12.00 awards, and 3.90 years for the $16.00 awards. The $8.00 awards vested during the third quarter of 2012, the $12.00 awards vested during the fourth quarter of 2012 and the $16.00 awards vested during the third quarter of 2013, as the required conditions were met. We recognized $2,170, $5,008 and $63 of stock-based compensation for our RSUs for 2013, 2012 and 2011, respectively.

Additional information with respect to RSU activity is as follows:

	Number of Outstanding Units	Weighted Average Remaining Life (Years)
RSUs outstanding (unvested) at December 31, 2012	948,750	2.36
RSUs granted	50,000	3.75
RSUs vested	(578,750)	0
RSUs outstanding (unvested) at December 31, 2013	420,000	2.23

The aggregate intrinsic value of restricted stock units outstanding was $6,661 at December 31, 2013 and $12,239 at December 31, 2012.

As of December 31, 2013, the total compensation cost related to unvested RSUs not yet recognized was $2,003 with a weighted average period of 1.88 years over which it is expected to be recognized.

12.  Stock Repurchase Activities

In the fourth quarter of 2009, the Board approved the repurchase of up to $25.0 million of shares of our common stock in 2010 and 2011. Through December 31, 2011, we repurchased 3,690,663 shares under this program at an average price of $4.23 per share for an aggregate purchase price of $15,595. In the fourth quarter of 2011, the share repurchase program was renewed starting January 1, 2012 and continued through December 31, 2013, and we were authorized to purchase up to $25 million in shares during such time period. No shares were repurchased during 2013 or 2012 and the program was not renewed.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

13.  License

A substantial portion of our business is dependent on our exclusive worldwide license of certain technology from Brandeis University. This license agreement, dated September 1996, imposes certain obligations upon us, such as diligently pursuing the development of commercial products under the licensed technology. The agreement for each country expires at the end of the term of each patent in such country and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that we have failed to meet our obligations under the license agreement, Brandeis could seek to limit or terminate our license rights. Royalties earned by Brandeis included within "General and Administrative" expenses in the Consolidated Statement of Operations and Comprehensive Income were $325, $986 and $1,055 in 2013, 2012 and 2011, respectively.

14.  Income Taxes

The components of income before income taxes for the periods were as follows:

	Years Ended December 31,
	2013	2012	2011
U.S.	$27,880	$12,890	$21,970
Foreign	(8,843)	(4,963)	(1,138)
Total	$19,037	$7,927	$20,832

The components of our income tax provision consist of the following:

	Years Ended December 31,
	2013	2012	2011
Income tax provision:
Current tax expense:
Federal	$4,381	$8,133	$10,436
State	613	1,728	2,081
Foreign	75	—	184
	5,069	9,861	12,701
Deferred tax expense (benefit):
Federal	4,180	$(3,954)	$(763)
State	916	(652)	(259)
Foreign	(1,415)	(1,531)	(507)
	3,681	(6,137)	(1,529)
Provision for income taxes	$8,750	$3,724	$11,172

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

The reconciliation of the provision for income taxes based on the U.S. federal statutory income tax rate to our provision for income taxes is as follows:

	Years Ended December 31,
	2013	2012	2011
Expected federal statutory taxes at 35%	35.00%	35.00%	35.00%
State taxes, net of federal benefit	7.86%	3.76%	5.56%
Stock option forfeitures	—%	4.97%	10.29%
Valuation allowance	5.55%	(1.42)%	(0.23)%
Foreign NOL benefit	(5.55)%	—%	—%
Foreign rate differential	1.63%	2.59%	—%
Acquisition-related costs	—%	1.44%	2.48%
Other	1.47%	0.64%	0.54%
Provision for income taxes	45.96%	46.98%	53.64%

We intend to permanently reinvest all of our earnings from continuing operations in Canada, but do not intend to permanently reinvest any earnings from continuing operations in the United Kingdom. Both operations have accumulated losses, and, therefore, we have not recognized any U.S. tax expense on these earnings. For 2013, we recognized $1,739 of current U.S. tax benefit from continuing operations in the United Kingdom. The benefit of the United Kingdom net operating loss has been recorded in the foreign rate differential of the effective tax rate reconciliation for 2013. However, a valuation allowance has also been recorded for the United Kingdom net operating loss as we have determined that it is not more likely than not that the net operating loss will be realized.

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

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

The components of the deferred tax asset and valuation allowance, resulting from temporary differences between accounting for financial and tax reporting purposes, were as follows:

	December 31, 2013	December 31, 2012
Deferred tax assets:
Stock-based compensation	$17,185	$15,641
Restructuring costs	3	107
Inventory	825	664
Accrued expenses	4,343	4,722
Net operating loss carryforwards	3,189	1,240
Cumulative translation adjustment	—	416
Other	3,023	2,230
Total deferred tax assets	28,568	25,020
Less: Valuation allowance	(1,058)	—
Total net deferred tax assets	27,510	25,020
Deferred tax liabilities:
Intangible assets	(67,040)	(64,862)
Property and equipment	(7,450)	(2,816)
Other	(61)	(8)
Total deferred tax liabilities	(74,551)	(67,686)
Net deferred tax liabilities	$(47,041)	$(42,666)
Deferred tax asset current	$5,832	$6,201
Long-term deferred tax assets	21,678	18,819
Long-term deferred tax liabilities	(74,551)	(67,686)
Net deferred tax (liabilities)	$(47,041)	$(42,666)

As of December 31, 2013, we have state and foreign income tax net operating loss (NOL) carryforwards of $2,141 and $11,945, which will expire at various dates from 2027 to 2032. Depending on the jurisdiction, the foreign net operating losses will begin to expire in 2031, while other foreign net operating losses can be carried forward indefinitely. We evaluated whether the foreign net operating losses would be able to be realized within the carryforward period on a jurisidictional basis and determined that it was not more likely than not that the benefit from certain foreign NOL carryforwards will be realized. In recognition of this risk, we have provided a valuation allowance of $1,058 on the deferred tax assets relating to these foreign net operating losses carryforwards.

     A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	December 31, 2013	December 31, 2012
Gross balance at January 1	$88	$173
Additions based on tax positions related to the current year	—	—
Deletions for tax positions of prior years	—	(85)
Gross balance at December 31	88	88
Interest and penalties	22	22
Gross balance at December 31	$110	$110

At December 31, 2013, the liability for income taxes associated with uncertain tax positions was $110, of which $72, if recognized, would affect the effective tax rate. We recognized interest and penalties related to unrecognized tax benefits as a

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

component of income tax expense. The gross liability as of December 31, 2012 was $110. The liability of $110 at December 31, 2012 includes accrued interest and penalties of $22.

We file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. We were subject to examination by the IRS for tax years ended 2008 through 2009 which was closed as of December 31, 2011. As of December 31, 2013, our Canadian subsidiary is under audit for 2011 and 2012 tax years. As of December 31, 2013, our 2010 through 2012 tax years remain subject to examination by the IRS. State income tax returns are generally subject to examination for a period of three to four years after filing.
15.  Earnings Per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2013	2012	2011
Basic and diluted earnings per share:
Numerator:
Net income attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$10,426	$4,203	$9,660

Denominator:
Weighted average shares used in basic computation	59,643	59,134	59,256
Add: Stock options and RSUs	3,228	1,632	29
Weighted average shares used in diluted computation	62,871	60,766	59,285

Earnings per share, basic	$0.17	$0.07	$0.16
Earnings per share, diluted	$0.17	$0.07	$0.16

Diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 excluded the weighted-average impact of approximately 3.7 million, 7.1 million and 8.5 million stock options and RSUs, respectively, because such impact would be anti-dilutive.

16.  Commitments

The following table summarizes our building operating leases and commodity purchase commitments as of December 31, 2013 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business.

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Building Operating Leases	$13,410	$2,708	$3,499	$2,933	$4,270
Commodity Purchase Commitments (1)	61,859	61,859	—	—	—
	$75,269	$64,567	$3,499	$2,933	$4,270

(1)
Forward purchase commitments for a portion of the Company’s projected requirement for commodity purchase commitments. These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

17.  Legal Proceedings and Contingencies

We are party to litigation in the normal course of business that we do not believe would have a material adverse effect on our business, results of operations or financial condition.

18.  Segment Information

Our business consists of two reportable segments: Smart Balance and Natural. The Smart Balance segment consists of our branded products in spreads, butter, grocery and, up until July 1, 2013, milk, as well as Level branded products. The Natural segment consists of our Earth Balance, Glutino, Udi's, Davies and EVOL branded products.

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

The contribution of our reportable segments to net sales and brand profit and the reconciliation to consolidated amounts are summarized below.

	Years Ended December 31,
	2013	2012	2011
Net Sales:
Natural	$285,013	$161,793	$55,641
Smart Balance	176,325	207,852	218,696
	$461,338	$369,645	$274,337

Brand Profit:
Natural	$70,176	$41,923	$15,734
Smart Balance	57,444	54,282	57,591
Total brand profit for reportable segments	127,620	96,205	73,325
Less adjustments:
General and administrative, excluding royalty expense (income), net	76,915	65,825	45,562
Restructuring, acquisition and integration-related costs	5,824	7,638	4,086
Interest expense	24,493	15,046	3,612
Other (income) expense	1,351	(231)	(767)
Income before income taxes	$19,037	$7,927	$20,832

Our net sales by brand are as follows:

	Years Ended December 31,
	2013	2012	2011

Smart Balance	$171,576	$200,513	$204,480
Earth Balance	47,389	38,758	31,329
Glutino	96,209	75,660	23,765
Udi's	138,879	47,006	—
Other	7,285	7,708	14,763
Total	$461,338	$369,645	$274,337

Our Smart Balance branded products are focused on consumers interested in a heart healthy diet.  Earth Balance branded products are aimed at consumers interested in natural, plant based foods.  Our Glutino and Udi’s brands sell a variety of gluten-

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

free packaged and baked foods.  The “Other” brands include principally our EVOL brand, which focuses on pure and single ingredients, and Level Life, which provides diabetic-friendly food products to help consumers manage diabetes through the diet.
Our net sales by geographic area are as follows:

	Years Ended December 31,
	2013	2012	2011
United States	$412,456	$342,332	$266,385
Foreign	48,882	27,313	7,952
Total	$461,338	$369,645	$274,337

Our total assets by geographic area are as follows:

	Years Ended December 31,
	2013	2012	2011
United States	$736,322	$640,115	$479,169
Foreign	39,161	41,839	42,463
Total	$775,483	$681,954	$521,632

19.  Selected Quarterly Financial Data (unaudited)

The following table presents certain unaudited quarterly results for the years 2013 and 2012:

	Three Months Ended				Year Ended December 31, 2013
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net Sales	$106,653	$110,669	$118,512	$125,504	$461,338
Gross profit	45,574	46,291	48,270	51,912	192,047
Net income (loss) attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	3,961	3,098	(1,582)	4,949	10,426
Earnings (loss) per share attributable to Boulder Brands, Inc. and Subsidiaries common stockholders - diluted	$0.06	$0.05	$(0.03)	$0.08	$0.17
Diluted weighted average common shares outstanding	62,176,150	62,007,586	59,605,890	63,518,915	62,871,488

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

	Three Months Ended				Year Ended December 31, 2012
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net Sales	$79,291	$75,989	$101,334	$113,031	$369,645
Gross profit	35,080	32,001	42,302	49,510	158,893
Net income (loss) attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	3,703	484	(3,725)	3,741	4,203
Earnings (loss) per share attributable to Boulder Brands, Inc. and Subsidiaries common stockholders - diluted	$0.06	$0.01	$(0.06)	$0.06	$0.07
Diluted weighted average common shares outstanding	59,179,648	59,554,654	59,193,268	62,138,749	60,765,876

20. Subsequent Event

As a result of recent acquisitions and changes in our organizational structure which took effect in the first quarter of 2014, we have changed the composition of our reportable operating segments.  Beginning with the first quarter of 2014, the “Natural” segment will include our Udi’s, Glutino and EVOL branded products and the “Balance”  segment will consist of Smart Balance, Earth Balance and Level life branded products.  This change aligns with the way we have begun to operate our business commencing in the first quarter of 2014.