Form 10-Q
period 2014-03-31
BOULDER BRANDS, INC.
filed 2014-05-08
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2014	Commission File Number 001-33595

____________________________
Boulder Brands, Inc.
(Exact name of registrant as specified in its charter)
 ____________________________

Delaware	20-2949397
(State of or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1600 Pearl Street - Suite 300 Boulder, Colorado	80302
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (303) 652-0521
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
Yes ☐     No ☒

As of May 6, 2014, the Registrant had 60,894,412 shares of common stock, par value $.0001 per share, outstanding.

BOULDER BRANDS, INC. AND SUBSIDIARIES

i

Cautionary Note Regarding Forward Looking Statements

Statements made in this quarterly report that are not historical facts, including statements about the Company's plans, strategies, beliefs and expectations, are forward-looking and subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may include the use of the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe” and similar expressions. Actual results may differ materially from such forward-looking statements for a number of reasons, including those risks and uncertainties set forth in "Item 1A. Risk Factors," located in our annual report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K"), as well as the following factors:

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

Part I.  Financial Information
Item 1. Financial Statements
BOULDER BRANDS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash	$12,841	$16,732
Accounts receivable, net of allowance of: $1,100 (2014) and $1,111 (2013)	45,118	45,307
Accounts receivable - other	2,560	2,868
Inventories	44,082	35,908
Prepaid taxes	11,641	7,087
Prepaid expenses and other assets	5,888	2,305
Deferred tax asset	5,197	5,832
Total current assets	127,327	116,039
Property and equipment, net	51,501	51,408
Other assets:
Goodwill	346,796	347,227
Intangible assets, net	238,536	242,296
Deferred costs, net	7,631	7,937
Investments, at cost	8,751	8,751
Other assets	1,830	1,825
Total other assets	603,544	608,036
Total assets	$782,372	$775,483
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$70,937	$67,316
Current portion of long-term debt	3,807	3,863
Total current liabilities	74,744	71,179
Long-term debt	291,428	292,344
Deferred tax liability	53,849	52,873
Contract payable	—	1,375
Other liabilities	1,437	1,393
Total liabilities	421,458	419,164

Commitments and contingencies
Boulder Brands, Inc. and Subsidiaries stockholders' equity:
Common stock, $.0001 par value, 250,000,000 shares authorized; 64,533,825 and 63,913,639 issued in 2014 and 2013, respectively and 60,843,162 and 60,222,976 outstanding in 2014 and 2013, respectively	6	6
Additional paid in capital	565,656	560,120
Accumulated deficit	(185,864)	(186,338)
Accumulated other comprehensive loss	(4,421)	(3,234)
Treasury stock, at cost (3,690,663 shares)	(15,595)	(15,595)
Total Boulder Brands, Inc. and Subsidiaries stockholders' equity	359,782	354,959
Noncontrolling interest	1,132	1,360
Total equity	360,914	356,319
Total liabilities and equity	$782,372	$775,483
See accompanying notes to the consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Net sales	$122,852	$106,653
Cost of goods sold	76,489	61,079
Gross profit	46,363	45,574

Operating expenses:
Marketing	5,387	7,076
Selling	9,898	8,235
General and administrative	21,810	17,320
Restructuring, acquisition and integration-related costs	3,934	203
Total operating expenses	41,029	32,834
Operating income	5,334	12,740

Other income (expense):
Interest expense	(4,267)	(4,771)
Other (expense), net	(507)	(844)
Total other (expense)	(4,774)	(5,615)
Income before income taxes	560	7,125
Provision for income taxes	148	3,164
Net income	412	3,961
Less: Net loss attributable to noncontrolling interest	61	—
Net income attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$473	$3,961

Earnings per share attributable to Boulder Brands, Inc. and Subsidiaries common stockholders:
Basic	$0.01	$0.07
Diluted	$0.01	$0.06

Weighted average shares outstanding:
Basic	60,449,068	59,503,989
Diluted	63,598,226	62,176,150

Net income	$412	$3,961
Other comprehensive (loss), net of tax:
Foreign currency translation adjustment	(1,187)	(443)
Other comprehensive (loss)	(1,187)	(443)
Comprehensive income (loss)	(775)	3,518
Less: Comprehensive loss attributable to noncontrolling interest	61	—
Comprehensive income (loss) attributable to Boulder Brands, Inc. and Subsidiaries	$(714)	$3,518

See accompanying notes to the consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$412	$3,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	5,528	4,363
Amortization and write-off of deferred financing costs	441	593
Deferred income taxes	1,042	226
Excess tax benefit from stock-based payment arrangements	(3,565)	—
Stock-based compensation	2,366	1,850
Asset write-offs	542	—
Loss on disposal of property and equipment	12	199
Changes in assets and liabilities:
Accounts receivable	38	(2,786)
Inventories	(8,353)	(4,814)
Prepaid expenses and other assets	(3,000)	(1,516)
Prepaid taxes	(990)	2,521
Accounts payable and accrued expenses	3,368	(5,045)
Net cash (used in) operating activities	(2,159)	(448)
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	(4)	—
Purchase of property and equipment	(2,684)	(5,336)
Proceeds from disposal of property and equipment	7	91
Patent/trademark defense costs	(174)	(880)
Net cash (used in) investing activities	(2,855)	(6,125)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	5,000
Repayment of debt	(2,381)	(1,982)
Payments for loan costs	(45)	(368)
Purchase of noncontrolling interest	(238)	—
Shares withheld for payment of employee payroll taxes	(2,169)	—
Proceeds from exercise of stock options	2,415	—
Excess tax benefit from stock-based payment arrangements	3,565	—
Net cash provided by financing activities	1,147	2,650
Effects of exchange rate changes on cash and cash equivalents	(24)	(6)
Net (decrease) in cash and cash equivalents for the period	(3,891)	(3,929)
Cash and cash equivalents - beginning of period	16,732	11,509
Cash and cash equivalents - end of period	$12,841	$7,580
Cash paid during the period for:
Income taxes	$96	$491
Interest	$3,639	$4,172

See accompanying notes to the consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

1.     General and Basis of Presentation

Boulder Brands, Inc. (the "Company," "we" or "us") is a consumer foods company that markets and manufactures a wide array of consumer foods products for sale primarily in the U.S., Canada and the United Kingdom.

The significant accounting policies summarized in Note 2 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K") have been followed in preparing the accompanying consolidated financial statements.

The accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or "GAAP," have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in the 2013 Form 10-K. Results for interim periods are not necessarily indicative of the results to be expected for the full year.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

Revenue Recognition

We offer our customers and consumers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and advertising; such amounts are estimated and recorded as a reduction in revenue. For interim reporting, we estimate the total annual sales incentives for most programs and record a pro rata share in proportion to forecasted annual revenue. As a result, we have recorded a prepaid expense at March 31, 2014 of $2,301, which will be charged to expense over the remainder of the year.

Noncontrolling Interest

                In 2013, we acquired 80% of GlucoBrands, LLC, owner of Level Life Foods, or “Level,” for $2,400.  In February 2014, we acquired an additional 8% of Level for $238, thus decreasing the noncontrolling interest to 12%.

2.      Acquisitions

On December 23, 2013, we acquired all of the issued and outstanding units of Phil’s Fresh Foods, LLC, owner of EVOL Foods (EVOL). Total cash consideration was $48,941. We funded the purchase using a combination of cash on hand and borrowing under the amended Credit Agreement. Based in Boulder, Colorado, EVOL manufactures and markets frozen foods with a focus on pure and simple ingredients.  EVOL’s products include offerings that are antibiotic-free, hormone-free, GMO-free, and have no artificial preservatives or flavors.

We accounted for the acquisition pursuant to ASC No. 805, “Business Combinations.” Accordingly, we recorded net assets acquired and liabilities assumed at their fair values.

The following summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Cash	$121
Accounts receivable	2,059
Accounts receivable - other	25
Inventories	4,900
Prepaid expenses and other assets	293
Property and equipment	1,441
Intangible assets	20,200
Goodwill	23,150
Accounts payable, accrued expenses and other liabilities	(3,248)
Total	$48,941

 Other intangible assets acquired and their amortization periods are as follows:

	Useful life (in years)	Fair value
Customer relationships	12	$10,000
Trademarks/tradenames	Indefinite	10,000
Non-compete agreement	2	200
Total		$20,200

The goodwill associated with EVOL is a result of acquiring and retaining workforces and expected synergies from integrating their operations into ours. All such goodwill recognized as part of the EVOL acquisition is reported in the Natural segment and is expected to be deductible for tax purposes.
The following unaudited pro forma financial information presents our combined results as though the EVOL acquisition occurred on January 1, 2012.

Three Months Ended March 31, 2013
Net sales	$109,435
Net income	$4,176
The pro forma amounts have been calculated after applying our accounting policies.  Included in the pro forma results are the interest expense and amortization of deferred financing costs associated with the new debt structure in place at the time of the EVOL acquisition, as if it were in place as of January 1, 2012, and the amortization expense of the fair value of the finite-lived intangible assets, as though the acquisition had been consummated as of January 1, 2012.
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

The following table presents assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date (1)
	March 31, 2014	December 31, 2013
Assets:
Deferred compensation (2)	$1,425	$1,381
Derivative assets (3)	96	283
Total assets	$1,521	$1,664

Liabilities:
Deferred compensation (2)	$1,438	$1,393
Total liabilities	$1,438	$1,393

(1) All fair value measurements were based upon significant other observable inputs (Level 2).
(2) Deferred compensation assets are recorded in "Other assets" and deferred compensation liabilities are recorded in "Other liabilities" in the Consolidated Balance Sheets.
(3) Derivative assets are recorded in "Accounts receivable - other."

We use derivative financial instruments, principally commodity exchange contracts, to manage risks from fluctuations in commodity costs. Derivative financial instruments are not used for the purpose of creating speculative positions or for trading purposes. Related contracts are recorded in the balance sheet at fair value using market prices and rates prevailing at the balance sheet date obtained from independent exchanges. Changes in the fair value are recognized through earnings in the period in which they occur in "Other income (expense)" in the Consolidated Statement of Income and Comprehensive Income. Amounts recognized were losses of $49 and $197 for the three months ended March 31, 2014, and 2013, respectively. As of March 31, 2014, we had in place commodity exchange contracts to hedge future vegetable oil purchases totaling 16.4 million pounds. Contracts are entered into having maturities of generally no more than twelve months.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

4.    Inventory

Inventories consist of the following:

	March 31, 2014	December 31, 2013
Finished product	$28,220	$23,950
Raw materials	15,862	11,958
Inventories	$44,082	$35,908

5.    Property and Equipment

Property and equipment, net consist of the following:

	March 31, 2014	December 31, 2013
Land	$575	$572
Buildings and improvements	2,526	2,511
Software development costs	9,738	8,911
Machinery and equipment	41,390	40,499
Furniture and fixtures	2,219	1,785
Leasehold improvements	10,663	10,891
Gross assets	67,111	65,169
Less: accumulated depreciation	(15,610)	(13,761)
Property and equipment, net	$51,501	$51,408

Depreciation expense was $2,096 and $1,269 for the three months ended March 31, 2014 and 2013, respectively.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

6.    Goodwill and Intangible Assets

The following summarizes the changes in our goodwill, by segment:

	Balance	Natural	Total
Goodwill	$381,299	$95,928	$477,227
Accumulated impairment loss	(130,000)	—	(130,000)
Balance as of January 1, 2014	251,299	95,928	347,227
Translation and other adjustments	—	(431)	(431)
Balance as of March 31, 2014	$251,299	$95,497	$346,796

	Balance	Natural	Total
Goodwill	$378,633	$73,558	$452,191
Accumulated impairment loss	(130,000)	—	(130,000)
Balance as of January 1, 2013	248,633	73,558	322,191
Goodwill acquired during the year	2,666	23,160	25,826
Translation adjustments	—	(790)	(790)
Balance as of December 31, 2013	$251,299	$95,928	$347,227

Intangible assets, net consisted of the following major classes as of March 31, 2014:

	Gross Carrying Amount	Accumulated Amortization	Translation Adjustments	Net Carrying Value
Patent technology	$45,960	$(30,707)	$—	$15,253
Proprietary recipes	4,225	(1,203)	—	3,022
Non-compete agreement	600	(258)	—	342
Supply relationships	1,000	(458)	—	542
Customer relationships	63,962	(10,745)	(2,536)	50,681
Subscription database	2,900	(1,885)	—	1,015
Trademarks/tradenames	167,990	(317)	8	167,681
Intangible assets, net	$286,637	$(45,573)	$(2,528)	$238,536

Intangible assets, net consisted of the following major classes as of December 31, 2013:

	Gross Carrying Amount	Accumulated Amortization	Translation Adjustments	Net Carrying Value
Patent technology	$45,919	$(29,113)	$—	$16,806
Proprietary recipes	4,225	(1,023)	—	3,202
Non-compete agreement	600	(200)	—	400
Supply relationships	1,000	(443)	—	557
Customer relationships	63,962	(9,515)	(1,859)	52,588
Subscription database	2,900	(1,740)	—	1,160
Trademarks/tradenames	167,862	(286)	7	167,583
Intangible assets, net	$286,468	$(42,320)	$(1,852)	$242,296

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

As of March 31, 2014 and December 31, 2013, the total carrying amount of indefinite-lived intangible assets included in the tables above under trademarks was $166,705 and $166,559, respectively.
Amortization expense was $3,432 and $3,094 for the three months ended March 31, 2014 and 2013, respectively.  Based on our amortizable intangible assets as of March 31, 2014, amortization expense is expected to be approximately $10,756 for the remainder of 2014, $12,505 in 2015, $10,969 in 2016, $8,647 in 2017, $6,621 in 2018 and $6,289 in 2019.
We review goodwill and indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. We also review goodwill and indefinite-lived intangibles annually.  At June 30, 2013, we performed our annual assessment of fair value and concluded that there was no impairment related to our goodwill and other indefinite-lived intangible assets.

7.    Restructuring and Other Actions

In 2013, we began a process to increase efficiency at our Udi’s manufacturing facilities, which involved the consolidation of several facilities into one new, state-of the art facility.  During 2013, charges of $2,395 were incurred for asset write-offs and $359 were incurred for related expenses associated with this restructuring effort. During the first quarter of 2014, additional charges of $1,234 were incurred in connection with the Udi's facility consolidation, of which $692 were for lease exit costs, net of estimated subleases, and $542 were incurred for asset write-offs. In the first quarter of 2014, we also incurred additional charges associated with the restructuring of certain executive management positions. Restructuring charges are included in "Restructuring, acquisition and integration-related costs" in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table sets forth the activity affecting the restructuring accrual:

	Severance	Other Closure and Exit Costs	Total
Balance as of December 31, 2013	$6	$3	$9
Charges incurred	2,068	1,234	3,302
Cash payments	(1,955)	—	(1,955)
Other (1)	—	(542)	(542)
Adjustments	—	(3)	(3)
Balance as of March 31, 2014	$119	$692	$811

(1) Consists of asset write-offs.

The accrued restructuring costs as of March 31, 2014 of $811 are reflected in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets. The liabilities for other closure and exit costs primarily relate to contractually required lease obligations and other contractually committed costs associated with facilities that are no longer used.  We expect to pay the facility obligations through October, 2020.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

8.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2014	December 31, 2013
Accounts payable	$33,737	$29,699
Accrued payroll-related	6,271	4,282
Accrued trade spend	6,030	6,774
Accrued marketing	3,951	1,359
Accrued incentives	2,515	4,950
Current portion of contract payable	1,375	1,375
Accrued restructuring	811	9
Accrued other	16,247	18,868
Accounts payable and accrued expenses	$70,937	$67,316

9.    Long-Term Debt and Contract Payable

Long-term debt consists of the following:

	March 31, 2014	December 31, 2013
Term loan	$270,768	$271,429
Revolver	15,000	15,000
Capital lease	9,467	9,778
Total debt	295,235	296,207
Less: Current portion	3,807	3,863
Long-term debt	$291,428	$292,344

As of March 31, 2014, $65,000 was available for borrowing under the Revolver (as defined below).

The interest rates for outstanding obligations at March 31, 2014 were 5.00% for the Term Loan (as defined below) and 3.66% for the Revolver while the commitment fee on the unused line was 0.50%.

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

     In the future, the New Revolving Facility may be used by the Company and its subsidiaries for working capital and for other general corporate purposes, including acquisitions and investments, permitted under the New Credit Facility. The New Credit Facility also provides that, upon satisfaction of certain conditions, the Borrowers may increase the aggregate principal amount of loans outstanding thereunder by an amount, which as of March 31, 2014, may not exceed the sum of (a) $25,000 and (b) up to an additional $50,000, so long as in the case of this clause (b), after giving effect to such increase on a pro forma basis, the Company's ratio of senior secured funded debt to consolidated EBITDA would not exceed 4.5 to 1.0, subject to receipt of additional lending commitments for such loans.

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

Covenants

So long as any borrowings under the New Revolving Facility are outstanding (other than letters of credit that have been cash collateralized in accordance with the terms of the New Credit Facility) as of the last day of any fiscal quarter of the Company, the terms of the New Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain a maximum senior secured funded debt to consolidated EBITDA ratio of not more than 4.75 to 1.0, initially, and decreasing to 3.5 to 1.0 over the term of the New Credit Facility. As of March 31, 2014, we were in compliance with our financial covenants.

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

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Contract Payable and Capital Leases

In addition to the indebtedness under the New Credit Facility, we have recorded a contract payable of $1,375 representing the unpaid balance on a 2010 acquisition. This amount will be paid in the first quarter of 2015, together with related interest. As of March 31, 2014, this amount is due within twelve months and therefore included within "Accounts payable and accrued expenses" on the Consolidated Balance Sheet.

We have six capital leases resulting in $9,467 of capital lease obligations for certain of our manufacturing equipment as of March 31, 2014. These leases have terms that expire from May 31, 2014 through December 1, 2021.

Maturities

Under the New Credit Facility and the contract payable, the Company and the Borrowers are required to pay the following amounts for their collective debt and contract obligations during the following years ended December 31:

Remainder of 2014	$2,854
2015	5,229
2016	3,914
2017	3,987
2018	19,030
Thereafter	263,828
Total	$298,842

10.    Stock-Based Compensation

Stock-based compensation consists of stock options and restricted stock units ("RSUs").

Total stock-based compensation expense for stock options and RSUs was $2,366 and $1,850 for the three months ended March 31, 2014 and 2013, respectively.

Stock Options

We and our stockholders have authorized the issuance of up to 12,150,000 stock options under our Second Amended and Restated Stock and Awards Plan (the "Stock Plan").  As a result of the 2011 option exchange program (the "Option Exchange"), 432,178 of these options are no longer available to be granted. As of March 31, 2014, 553,934 options remained available for future grants.

During the third quarter of 2012, we adopted the Smart Balance, Inc. 2012 Inducement Award Plan which allows for the issuance of up to 1,300,000 inducement stock options to new employees. In the fourth quarter of 2013, an additional 2,000,000 inducement stock options were approved under this plan. The options have a ten-year term and an exercise price equal to the fair market value of our common stock on the date of grant. The options vest in four equal installments beginning on the first anniversary of the grant date. As of March 31, 2014, 1,088,125 options remained available for granting.

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

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Additional information with respect to stock option activity is as follows:

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding at December 31, 2013	12,429,954	$8.65	6.28
Options granted	808,248	15.20	9.81
Options exercised	(953,706)	7.00	5.52
Options canceled/forfeited	(466,875)	8.65	5.40
Options outstanding at March 31, 2014	11,817,621	$9.22	6.40
Exercisable at March 31, 2014	5,345,343	$7.31	5.37

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2014 was $8.06.

As of March 31, 2014, the total compensation cost related to non-vested awards not yet recognized was $24,160 with a weighted average remaining period of 2.1 years over which it is expected to be recognized.

We account for our stock-based compensation awards in accordance with GAAP for share-based payments, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

Stock-based compensation expense relating to stock options included in operations is as follows:

	Three Months Ended March 31,
	2014	2013
Service period-based	$1,808	$1,341
Market price-based $16.00	—	47
Market price-based $16.75	4	31
Market price-based $20.25	18	26
Total	$1,830	$1,445

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

Restricted Stock Units

In September 2011, we began granting RSUs to certain board members and employees. These RSUs were issued under the Stock Plan and are subject to its terms and conditions. We issued RSUs where the compensation cost is recognized on a straight-line basis over the requisite period the holder is required to render service. We also issued market condition-based RSUs which vest when the underlying stock price closes at $8.00, $12.00 and $16.00 for 20 out of 30 consecutive trading days. We recognize compensation expense for the market price-based RSUs over the estimated vesting period, which was determined to be 1.43 years for the $8.00 awards, 2.92 years for the $12.00 awards and 3.90 years for the $16.00 awards. The $8.00, $12.00 and $16.00 awards vested during 2013 as the required conditions were met. We recognized $536 and $405 of stock-based compensation for our RSUs in the three months ended March 31, 2014 and 2013, respectively.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Additional information with respect to RSU activity is as follows:

	Number of Outstanding Units	Weighted Average Remaining Life (Years)
RSUs outstanding (unvested) at December 31, 2013	420,000	2.23
RSUs granted	110,000	3.75
RSUs vested	(100,000)	—
RSUs outstanding (unvested) at March 31, 2014	430,000	2.49

11.    License

A substantial portion of our business is dependent on our exclusive worldwide license of certain technology from Brandeis University. This license agreement, dated September 1996, imposes certain obligations upon us, such as diligently pursuing the development of commercial products under the licensed technology. The agreement for each country expires at the end of the term of each patent in such country and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that we have failed to meet our obligations under the license agreement, Brandeis could seek to limit or terminate our license rights. Royalties earned by Brandeis, which are included within "General and Administrative" expenses in the Consolidated Statement of Operations and Comprehensive Income, were $282 and $294 for the three months ended March 31, 2014 and 2013, respectively.

12.    Income Taxes

Our effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which we operate and the amount of taxable income we earn. The effective tax rate was 26.5% and 44.4% for the three months ended March 31, 2014 and 2013, respectively.

13.    Earnings Per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2014	2013
Basic and diluted earnings per share:
Numerator:
Net income attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$473	$3,961

Denominator:
Weighted average shares used in basic computation	60,449	59,504
Add: Stock options and RSUs	3,149	2,672
Weighted average shares used in diluted computation	63,598	62,176

Earnings per share, basic	$0.01	$0.07
Earnings per share, diluted	$0.01	$0.06

Diluted earnings per share excluded the weighted-average impact of the assumed exercise of approximately 4.0 million and 4.4 million stock options and RSUs in the three months ended March 31, 2014 and 2013, respectively, because such impact would be anti-dilutive.

14.    Legal Proceedings and Contingencies

Commitments

In addition to those disclosed in the Company's 2013 Form 10-K, as of March 31, 2014, we had the following commitments:

Forward purchase commitments for a portion of our projected commodity requirements may be stated at a firm price or as a discount or premium from a future commodity market price. These commitments totaled approximately $69,723 as of March 31, 2014. The majority of these commitments are expected to be liquidated within one year.

In March 2014, we entered into an amendment to an existing building operating lease to expand the amount of space under such lease.  The additional contractual payment obligations of the amendment to the lease as of March 31, 2014 are $129 for the remainder of 2014, $221 for 2015, $264 for 2016, $269 for 2017, $283 for 2018, $291 for 2019 and $1,228 thereafter.

Legal Proceedings

We are party to litigation in the normal course of business that we do not believe would have a material adverse effect on our business, results of operations or financial condition.

15.    Segments

With the Company's recent acquisitions, the Company's previous Natural and Smart Balance segments have evolved into its current Natural and Balance segments, which aligns with the way the Company began to operate its business in the first quarter of 2014. The Natural segment consists of our Udi's, Glutino, Davies and EVOL branded products. The Balance segment consists of Smart Balance, Earth Balance and Level life branded products. Prior period amounts have been reclassified to conform with current year presentation.

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

The contribution of our reportable segments to net sales and brand profit and the reconciliation to consolidated amounts are summarized below.

	Three Months Ended March 31,
	2014	2013
Net Sales:
Natural	$73,374	$49,793
Balance	49,478	56,860
	$122,852	$106,653

Brand Profit:
Natural	$13,845	$12,963
Balance	18,212	17,821
Total reportable segments	32,057	30,784
Less:
General and administrative, excluding royalty expense (income), net	22,789	17,841
Restructuring, acquisition and integration-related costs	3,934	203
Interest expense	4,267	4,771
Other expense, net	507	844
Income before income taxes	$560	$7,125

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the March 31, 2014 Consolidated Financial Statements and the related Notes contained in this quarterly report on Form 10-Q for the quarter ended March 31, 2014 and our 2013 Form 10-K. Forward-looking statements in this section are qualified by the cautionary statements included under the heading “Cautionary Note Regarding Forward Looking Information,” above.

Company Overview

Boulder Brands is committed to creating food solutions that give people opportunities to improve their lives, one product at a time. We distribute our products in all major retail channels, including natural, grocery, club, mass, food, and drug. Our product portfolio consists of a wide variety of food products marketed under the Udi's®,  Glutino®, Gluten-Free Pantry®, Earth Balance®, Level Life™, EVOL and Smart Balance® brands.  Our corporate vision is to create a health and wellness innovation platform that builds brands targeted to highly motivated consumer needs. These “need states” include gluten-free diets (Glutino and Udi's), plant-based diets (Earth Balance), diabetic diets (Level Life), pure & simple ingredients (EVOL), and heart-health (Smart Balance).

With our recent acquisitions, our previous Natural and Smart Balance segments have evolved into our current Natural and Balance segments, which aligns with the way we began to operate our business in the first quarter of 2014. The Natural segment consists of our Udi's, Glutino, Davies and EVOL branded products. The Balance segment consists of Smart Balance, Earth Balance and Level life branded products.

Restructuring

In 2013, we began a process to increase efficiency at our Udi’s manufacturing facilities, which involved the consolidation of several facilities into one new, state-of the art facility.  During 2013, charges of $2.4 million were incurred for asset write-offs and $0.4 million were incurred for related expenses associated with this restructuring effort. During the first quarter of 2014, additional charges of $1.2 million were incurred in connection with the Udi's facility consolidation, of which $0.7 million were for lease exit costs, net of estimated subleases, and $0.5 million were incurred for asset write-offs. In the first quarter of 2014, we also incurred additional charges associated with the restructuring of certain executive management positions.

Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

	Three Months Ended March 31,
(In millions, except per share data)	2014	2013	$ Change	% Change
Net sales	$122.9	$106.7	$16.2	15.2%
Cost of goods sold	76.5	61.1	15.4	25.2%
Gross profit	46.4	45.6	0.8	1.7%

Operating expenses:
Marketing	5.4	7.1	(1.7)	(23.9)%
Selling	9.9	8.2	1.7	20.2%
General and administrative	21.8	17.3	4.5	25.9%
Restructuring, acquisition and integration-related costs	3.9	0.2	3.7	NM
Total operating expenses	41.0	32.8	8.2	25.0%
Operating income	5.3	12.7	(7.4)	(58.1)%

Interest expense	(4.3)	(4.8)	0.5	(10.6)%
Other expense, net	(0.5)	(0.8)	0.3	(39.9)%
Total other expenses, net	(4.8)	(5.6)	0.8	(15.0)%
Income before income taxes	0.6	7.1	(6.5)	(92.1)%
Provision for income taxes	0.1	3.2	(3.1)	(95.3)%
Net income	0.4	4.0	(3.6)	(89.6)%
Less: Net loss attributable to noncontrolling interest	0.1	—	$0.1	NM
Net income attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$0.5	$4.0	$(3.5)	(88.1)%
Earnings per share attributable to Boulder Brands, Inc. and Subsidiaries common stockholders:
Basic	$0.01	$0.07	$(0.06)	(85.7)%
Diluted	$0.01	$0.06	$(0.05)	(83.3)%
Note: Amounts may not add due to rounding.
NM = Not meaningful

Net Sales

Total net sales of $122.9 million for the three months ended March 31, 2014 increased by $16.2 million, or 15.2%, from $106.7 million in 2013. The increase was related to an increase in our Natural segment net sales, partly offset by a decrease in our Balance segment net sales.

Net sales from our Natural segment of $73.4 million for the three months ended March 31, 2014 increased by $23.6 million from $49.8 million in 2013. The increase was primarily related to increases in Udi’s products of $11.0 million, EVOL of $8.1 million (acquired in December 2013) and Glutino products of $2.9 million.

Net sales from our Balance segment of $49.5 million for the three months ended March 31, 2014 decreased by $7.4 million, or 13.0%, from $56.9 million in 2013. The decrease was primarily related to a decrease in volume of Smart Balance spreads due to competitive promotional levels and continued consumer price sensitivity to premium products, the licensing of milk in the third quarter of 2013 and the winding down of Bestlife spreads and Smart Balance butter blends. The decrease in sales of spreads was partly offset by increases in sales of Earth Balance products and spreadable butter. Volume decreases resulted in a decrease in net sales of approximately $7.5 million.

Cost of Goods Sold

Total cost of goods sold of $76.5 million for the three months ended March 31, 2014 increased by $15.4 million, or 25.2%, from $61.1 million in 2013. The increase was related to an increase in our Natural segment cost of goods sold, partly offset by a decrease in our Balance segment cost of goods sold.

Cost of goods sold for our Natural segment was $50.2 million for the three months ended March 31, 2014, an increase of $19.2 million from $31.0 million in 2013. The increase was related to increases in cost of goods sold for Udi's of $9.3 million, EVOL (acquired in December 2013) of $6.5 million and Glutino of $1.7 million. The increases primarily related to the increases in net sales as well as an increase in certain raw material costs.

Cost of goods sold for our Balance segment was $26.3 million for the three months ended March 31, 2014, a decrease of $3.8 million, or 12.5%, from $30.1 million in 2013. The decrease was primarily related to the decrease in net sales, partly offset by an increase in commodity costs.

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

Total brand profit of $32.1 million for the three months ended March 31, 2014 increased by $1.3 million, or 4.2%, from $30.8 million in 2013. The increase was related to increases in our Natural and Balance segments brand profit.

Brand profit from our Natural segment of $13.8 million for the three months ended March 31, 2014 increased by $0.9 million from $13.0 million in 2013. Gross profit increased $4.4 million in 2014 compared to 2013 and as a percentage of net sales was 31.6% for the three months ended March 31, 2014 compared to 37.7% during the same period in 2013. The decrease in margins primarily relates to increased costs for certain raw materials, an increase in plant capacity associated with a new production facility at Udi’s, which resulted in lower utilization, and a purchase accounting adjustment relating to the acquisition of EVOL. The increase in gross profit was partly offset by increases in selling expenses of $2.0 million and non-promotional marketing of $1.7 million.

Brand profit from our Balance segment of $18.2 million for the three months ended March 31, 2014 increased by $0.4 million, or 2.2%, from $17.8 million in 2013. Gross profit decreased $3.6 million in 2014 compared to 2013, and as a percentage of net sales was 46.8% for the three months ended March 31, 2014 compared to 47.1% during the same period in 2013. The decrease in margins was primarily due to higher promotion expenses in spreads, partly offset by the licensing of milk, which had lower margins and is no longer in our results. The decrease in gross profit was offset by decreases in non-promotional marketing of $3.4 million, selling expenses of $0.4 million and net royalties of $0.3 million.

General and administrative

General and administrative expenses of $21.8 million for the three months ended March 31, 2014 increased $4.5 million, or 25.9%, from $17.3 million in 2013. The increase primarily related to increased compensation and benefits of approximately $3.2 million primarily due to increased stock-based compensation, increased headcount and the acquisition of EVOL.

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs for the three months ended March 31, 2014 were $3.9 million comprised of restructuring costs associated with the consolidation of several of Udi’s manufacturing facilities and the restructuring of certain executive management positions of $3.3 million and acquisition and integration-related costs of $0.6 million, primarily related to the acquisition of EVOL. Restructuring, acquisition and integration-related costs for the three months ended March 31, 2013 were $0.2 million.

Other Income (Expense)

We had other expenses of $(4.8) million for the three months ended March 31, 2014 and $(5.6) million in the corresponding period in 2013. The results for 2014 and 2013 included interest expense of $(4.3) million and $(4.8) million, respectively.   Also included in other expense in 2014 were currency losses of $(0.4) million and other taxes of $(0.1) million. Also included in other expense in 2013 were currency losses of $(0.3) million, a loss of $(0.2) million on commodity hedging derivatives and the write-off of certain equipment of $(0.2) million.

Income Taxes

The provision for income taxes for the three months ended March 31, 2014 was $0.1 million compared with $3.2 million in 2013. The effective tax rate for the three months ended March 31, 2014 was 26.5%. The effective tax rate for the three months ended March 31, 2013 was 44.4%, primarily as a result of a $0.2 million adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options.

Net Income Attributable to Boulder Brands, Inc. and Subsidiaries Common Stockholders, or “Net Income Attributable to Boulder Brands”

Our net income attributable to Boulder Brands, Inc. for the three months ended March 31, 2014 was $0.5 million compared to $4.0 million in 2013. The $3.5 million decrease was primarily due to increases in general and administrative expenses and restructuring, acquisition and integration-related expenses, partly offset by higher brand profit, lower interest expense, other expenses, net and the provision for income taxes.

Non-GAAP Financial Measure

The Company reports its financial results in accordance with accounting principles generally accepted in the United States, or “GAAP.”

The Company uses the term “brand profit” as its segment measure of profitability. Brand profit is a non-GAAP measure. Brand profit is calculated as gross profit less marketing, selling and royalty expense (income), net. Brand profit is the measure utilized by our CODM in making decisions about allocating resources to segments and measuring their performance. Management believes this measure best reflects each segment's financial results from ongoing operations. The following table reconciles brand profit by segment to income before income taxes calculated in accordance with GAAP:

(in millions)	Three Months Ended March 31,
	2014	2013
Net Sales:
Natural	$73.4	$49.8
Balance	49.5	56.9
	$122.9	$106.7

Brand Profit:
Natural	$13.8	$13.0
Balance	18.2	17.8
Total reportable segments	32.1	30.8
Less:
General and administrative, excluding royalty expense (income), net	22.8	17.8
Restructuring, acquisition and integration-related costs	3.9	0.2
Interest expense	4.3	4.8
Other expense	0.5	0.8
Income before income taxes	$0.6	$7.1
Note: Amounts may not add due to rounding.

Liquidity and Capital Resources

Cash Flows

As of March 31, 2014, we had cash and cash equivalents of $12.8 million, a decrease of $3.9 million from December 31, 2013. The following table summarizes the change:

	Three Months Ended March 31,
(in millions)	2014	2013	$ Change
Cash provided by (used in):
Operating activities	$(2.2)	$(0.4)	$(1.8)
Investing activities	(2.9)	(6.1)	3.2
Financing activities	1.1	2.6	(1.5)
Net change in cash and cash equivalents	$(3.9)	$(3.9)	$—
Note: Amounts may not add due to rounding.

Cash used in operating activities was $2.2 million for the three months ended March 31, 2014 compared to $0.4 million in the corresponding period in 2013. This change was due to a decrease in net income before depreciation, amortization and other non-cash expenses, partially offset by decreased working capital needs.

Cash used in investing activities decreased $3.2 million to $2.9 million in the three months ended March 31, 2014 from $6.1 million in 2013, primarily due to lower capital expenditures in 2014 compared to 2013.

We generated $1.5 million less cash from financing activities during the three months ended March 31, 2014 compared with the same period in 2013, primarily due to the decreased revolver borrowings in the 2014 period.

Liquidity

Our liquidity planning is largely dependent on our operating cash flows, which is highly sensitive to changes in demand, operating costs and pricing for our major products. While changes in key operating costs, such as outsourced production, advertising, promotion and distribution, may adversely affect cash flows, we have been able to continue to generate significant cash flows by adjusting costs. Our principal liquidity requirements are to finance current operations, pay down existing indebtedness and fund future expansion. Under our New Credit Facility (as defined below), we can also repurchase common stock subject to the satisfaction of certain conditions. No shares were repurchased during the three months ended March 31, 2014. Currently, our primary source of liquidity is cash generated by operations. We may from time to time, depending on market conditions, seek to refinance our debt, issue debt or equity securities or engage in other capital markets or financing activities. However, there can be no assurance that we will consummate such transactions.

We believe that cash flows generated from operations, existing cash and cash equivalents and borrowing capacity under the New Revolving Facility should be sufficient to finance working capital requirements for our business for the foreseeable future.

As of March 31, 2014, $65.0 million was available for borrowing under our New Credit Facility and we had $12.8 million of cash.

Financing

As of March 31, 2014, we had $270.8 million outstanding under the New Term Loan and $15.0 million under our New Revolving Facility.

Cash paid for interest during the three months ended March 31, 2014 was $3.6 million. The interest rates for outstanding obligations at March 31, 2014 were 5.00% for the Term Loan and 3.66% under the Revolver while the commitment fee on the unused line was 0.50%.

During the three months ended March 31, 2014, we repaid $0.8 million under the Term Loan.

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

As of March 31, 2014, we were in compliance with our financial covenants.

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

Contract Payable and Capital Leases

In addition to the indebtedness under our New Credit Facility, we have recorded a contract payable of $1.4 million representing the unpaid balance on a 2010 acquisition. This amount will be paid in the first quarter of 2015, together with related interest. As of March 31, 2014, this amount is included within "Accounts payable and accrued expenses" on the Consolidated Balance Sheet.

We have six capital leases resulting in $9.5 million of capital lease obligations for certain of our manufacturing equipment as of March 31, 2014. These leases have terms that expire from May 31, 2014 through December 1, 2021.

Maturities

Under the New Credit Facility and the contract payable, the Company and the Borrowers are required to pay the following amounts for their collective debt and contract obligations during the years ended December 31 (in millions):

Remainder of 2014	$2.9
2015	4.7
2016	3.9
2017	4.0
2018	19.0
Thereafter	263.8
Total	$298.3

Contractual Obligations

In March 2014, we entered into an amendment to an existing building operating lease to expand the amount of space under such lease.  The additional contractual payment obligations of the amendment to the lease as of March 31, 2014 are $0.1 million for the remainder of 2014, $0.2 million for 2015, $0.3 million for 2016, $0.3 million for 2017, $0.3 million for 2018, $0.3 million for 2019 and $1.2 million thereafter. Besides the foregoing, there has been no material change to our contractual obligations as disclosed in our 2013 Form 10-K, other than those disclosed in the Notes to our Consolidated Financial Statements contained herein.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks due primarily to changes in interest rates on our variable interest rate debt. Under our New Credit Facility, we are subject to changes in interest rates, but are not required to enter into an interest rate swap until the market LIBOR rate exceeds 1.25% for 20 of the last 30 consecutive business days. The three-month LIBOR rate at March 31, 2014 was 0.23%.

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

We purchase significant amounts of soy, palm and canola oil, peanuts, rice products and egg whites to support the needs of our brands. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. These forward purchase commitments qualify as normal purchases and sales in the normal course of business and accordingly, do not qualify as derivatives under existing authoritative accounting guidance, namely ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” Based on the most recent prices for soy, palm and canola oil and peanuts, rice products and egg whites, as of March 31, 2014 we had commitments of $69.7 million. We are exposed to market risk from commodity pricing changes. In order to minimize price variability and to manage risk, we enter into derivative hedging arrangements with counterparties for vegetable oil. These derivatives must be net settled in cash and are marked-to-market each period within the consolidated statement of operations.

We sell and produce products in Canada and in the United Kingdom for both sale and distribution in the Canadian, U.S. and U.K. markets.  By doing business in foreign markets, we are subject to risks associated with currency fluctuations which can reduce the ultimate amount of money we receive for the sales of our products into other foreign markets or add costs to the products we purchase from others in other foreign markets. In order to minimize the adverse effect of foreign currency fluctuations, we may use foreign currency contracts and other hedging arrangements as needed.

Item 4.    Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2014. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management's evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the three months ended March 31, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Transition of enterprise resource planning system

During the first quarter of 2014, the Company completed the process of installing an ERP system at one of its plants in the U.S. as part of a phased implementation schedule.  The installed ERP system was currently used by the legacy Company and will replace existing systems of acquired companies over the next several quarters.  The implementation of this ERP system involves changes in the Company’s procedures for internal control over financial reporting.  The Company follows a system implementation life cycle process that requires significant pre-implementation planning, design and testing.  The Company also conducted and will continue to conduct extensive post-implementation monitoring and process modifications to ensure that internal controls over financial reporting are properly designed.  The Company has not experienced any significant difficulties to date in connection with the implementation or the operation of this ERP system.

Note regarding acquisitions

In making our assessment of disclosure controls and procedures and of changes in internal control over financial reporting as of March 31, 2014, we have excluded the operations of EVOL, Davies and Level. We are currently assessing the control environment of these acquired businesses. The portion of EVOL's, Davies' and Level's net sales that is not integrated into our existing control and procedural environment constitutes 7.9% of our net sales for the three months ended March 31, 2014, and their total assets constitute 8.4% of our total assets as of March 31, 2014.

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

On February 21, 2013, a putative class action lawsuit relating to the labeling of Smart Balance® Fat Free Milk products was filed in the U.S. District Court for the Southern District of New York alleging that the label and marketing was misleading because, although the labels says “Fat Free Milk” the product contains 1g of fat from the Omega-3 fatty acid oil blend in the products. After the Company’s motion to dismiss was partially granted by the court, it answered the remaining allegations of the complaint, denying the substantive allegations. The Company intends to vigorously defend itself against these allegations.

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

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A of our 2013 Form 10-K.

Item 6.    Exhibits

See the exhibit index located elsewhere in this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2014	BOULDER BRANDS, INC. (Registrant)

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