Form 10-Q
period 2014-06-30
BOULDER BRANDS, INC.
filed 2014-08-07
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2014	Commission File Number 001-33595

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
Yes ☐     No ☒

As of August 5, 2014, the Registrant had 61,004,959 shares of common stock, par value $.0001 per share, outstanding.

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

Part I.  Financial Information
Item 1. Financial Statements
BOULDER BRANDS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash	$12,320	$16,732
Accounts receivable, net of allowance of: $1,162 (2014) and $1,111 (2013)	46,792	45,307
Accounts receivable - other	2,861	2,868
Inventories	53,390	35,908
Prepaid taxes	9,555	7,087
Prepaid expenses and other assets	8,078	2,305
Deferred tax asset	6,330	5,832
Total current assets	139,326	116,039
Property and equipment, net	52,560	51,408
Other assets:
Goodwill	347,195	347,227
Intangible assets, net	235,867	242,296
Deferred costs, net	7,311	7,937
Investments, at cost	8,751	8,751
Other assets	2,029	1,825
Total other assets	601,153	608,036
Total assets	$793,039	$775,483
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$74,742	$67,316
Current portion of long-term debt	3,818	3,863
Total current liabilities	78,560	71,179
Long-term debt	290,561	292,344
Deferred tax liability	54,682	52,873
Contract payable	—	1,375
Other liabilities	1,520	1,393
Total liabilities	425,323	419,164

Commitments and contingencies
Boulder Brands, Inc. and Subsidiaries stockholders' equity:
Common stock, $.0001 par value, 250,000,000 shares authorized; 64,665,622 and 63,913,639 issued in 2014 and 2013, respectively and 60,974,959 and 60,222,976 outstanding in 2014 and 2013, respectively	6	6
Additional paid in capital	568,824	560,120
Accumulated deficit	(183,075)	(186,338)
Accumulated other comprehensive loss	(3,523)	(3,234)
Treasury stock, at cost (3,690,663 shares)	(15,595)	(15,595)
Total Boulder Brands, Inc. and Subsidiaries stockholders' equity	366,637	354,959
Noncontrolling interest	1,079	1,360
Total equity	367,716	356,319
Total liabilities and equity	$793,039	$775,483
See accompanying notes to the consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$131,348	$110,669	$254,200	$217,322
Cost of goods sold	84,408	64,378	160,897	125,457
Gross profit	46,940	46,291	93,303	91,865

Operating expenses:
Marketing	5,247	7,893	10,634	14,969
Selling	11,469	8,973	21,367	17,208
General and administrative	21,518	17,640	43,328	34,960
Restructuring, acquisition and integration-related costs	152	1,104	4,086	1,307
Total operating expenses	38,386	35,610	79,415	68,444
Operating income	8,554	10,681	13,888	23,421

Other income (expense):
Interest expense	(4,298)	(4,878)	(8,565)	(9,649)
Other income (expense), net	373	(660)	(134)	(1,504)
Total other (expense)	(3,925)	(5,538)	(8,699)	(11,153)
Income before income taxes	4,629	5,143	5,189	12,268
Provision for income taxes	1,893	2,049	2,041	5,213
Net income	2,736	3,094	3,148	7,055
Less: Net loss attributable to noncontrolling interest	53	4	114	4
Net income attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$2,789	$3,098	$3,262	$7,059

Earnings per share attributable to Boulder Brands, Inc. and Subsidiaries common stockholders:
Basic	$0.05	$0.05	$0.05	$0.12
Diluted	$0.04	$0.05	$0.05	$0.11

Weighted average shares outstanding:
Basic	60,922,537	59,507,191	60,687,111	59,505,599
Diluted	64,124,654	62,007,586	64,007,448	62,091,447

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	898	(739)	(289)	(1,182)
Other comprehensive income (loss)	898	(739)	(289)	(1,182)
Comprehensive income	3,634	2,355	2,859	5,873
Less: Comprehensive loss attributable to noncontrolling interest	53	4	114	4
Comprehensive income attributable to Boulder Brands, Inc. and Subsidiaries	$3,687	$2,359	$2,973	$5,877

See accompanying notes to the consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$3,148	$7,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	11,085	8,928
Amortization and write-off of deferred financing costs	882	1,154
Deferred income taxes	408	(1,031)
Excess tax benefit from stock-based payment arrangements	(4,004)	—
Stock-based compensation	4,650	3,765
Asset write-offs	584	—
Loss on disposal of property and equipment	187	217
Changes in assets and liabilities:
Accounts receivable	(1,497)	57
Inventories	(17,462)	(10,286)
Prepaid expenses and other assets	(5,957)	109
Prepaid taxes	1,536	2,950
Accounts payable and accrued expenses	7,163	(2,582)
Net cash provided by operating activities	723	10,336
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	(4)	(3,906)
Purchase of investment	—	(2,071)
Purchase of property and equipment	(6,046)	(14,630)
Proceeds from disposal of property and equipment	20	102
Patent/trademark defense costs	(492)	(1,075)
Net cash (used in) investing activities	(6,522)	(21,580)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	5,000
Repayment of debt	(3,328)	(1,987)
Payments for loan costs	(78)	(393)
Contribution from noncontrolling interest	(238)	230
Shares withheld for payment of employee payroll taxes	(2,181)	(7)
Proceeds from exercise of stock options	3,204	9
Excess tax benefit from stock-based payment arrangements	4,004	—
Net cash provided by financing activities	1,383	2,852
Effects of exchange rate changes on cash and cash equivalents	4	(15)
Net (decrease) in cash and cash equivalents for the period	(4,412)	(8,407)
Cash and cash equivalents - beginning of period	16,732	11,509
Cash and cash equivalents - end of period	$12,320	$3,102
Cash paid during the period for:
Income taxes	$96	$3,255
Interest	$7,450	$8,373

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

Revenue Recognition

We offer our customers and consumers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and advertising; such amounts are estimated and recorded as a reduction in revenue. For interim reporting, we estimate the total annual sales incentives for most programs and record a pro rata share in proportion to forecasted annual revenue. As a result, we have recorded a prepaid expense at June 30, 2014 of $4,321, which will be charged to expense over the remainder of the year.

Noncontrolling Interest

                In 2013, we acquired 80% of GlucoBrands, LLC, owner of Level Life Foods, or “Level,” for $2,400.  In February 2014, we acquired an additional 8% of Level for $238, thus decreasing the noncontrolling interest to 12%.

Accumulated Other Comprehensive Loss

The change in Accumulated Other Comprehensive Loss from December 31, 2013 to June 30, 2014 of $289 includes $54 of losses on intra-entity foreign currency transactions that are of a long-term-investment nature.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605, "Revenue Recognition," and most industry-specific guidance throughout the Codification. The standard requires entities to recognize the amount of revenue that reflects the consideration to which the company expects to be entitled in exchange for the transfer of promised goods or services to customers. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company is in the process of assessing the impact of the adoption of ASU 2014-09 on its financial position, results of operations and cash flows.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

2.      Acquisitions

On December 23, 2013, we acquired all of the issued and outstanding units of Phil’s Fresh Foods, LLC, owner of EVOL Foods (EVOL). Total cash consideration was $48,941. We funded the purchase using a combination of cash on hand and borrowing under the amended Credit Agreement. Based in Boulder, Colorado, EVOL manufactures and markets frozen foods with a focus on pure and simple ingredients.  EVOL’s products include offerings that are antibiotic-free, hormone-free and GMO-free and have no artificial preservatives or flavors.

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
The following unaudited pro forma financial information presents our combined results as though the EVOL acquisition occurred on January 1, 2012.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Net sales	$115,395	$224,830
Net income	$3,515	$7,810
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

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

On May 1, 2013, we acquired Davies, a United Kingdom based gluten-free bakery and bread manufacturer for approximately $3,900. On July 10, 2013, we acquired 80% of GlucoBrands, LLC, owner of Level, for $2,400. Level provides products to customers to help in the daily management of diabetes. These transactions have been accounted for using the acquisition method of accounting in accordance with GAAP and the operating results of Davies and Level, from the date of acquisition, are included in our Consolidated Statement of Operations.

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

The following table presents assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date (1)
	June 30, 2014	December 31, 2013
Assets:
Deferred compensation (2)	$1,503	$1,381
Derivative assets (3)	98	283
Total assets	$1,601	$1,664

Liabilities:
Deferred compensation (2)	$1,520	$1,393
Total liabilities	$1,520	$1,393

(1) All fair value measurements were based upon significant other observable inputs (Level 2).
(2) Deferred compensation assets are recorded in "Other assets" and deferred compensation liabilities are recorded in "Other liabilities" in the Consolidated Balance Sheets.
(3) Derivative assets are recorded in "Accounts receivable - other."

We use derivative financial instruments, principally commodity exchange contracts, to manage risks from fluctuations in commodity costs. Derivative financial instruments are not used for the purpose of creating speculative positions or for trading purposes. Related contracts are recorded in the balance sheet at fair value using market prices and rates prevailing at the balance sheet date obtained from independent exchanges. Changes in the fair value are recognized through earnings in the period in which they occur in "Other income (expense)" in the Consolidated Statement of Income and Comprehensive Income. Amounts recognized were losses of $55 and $103 for the three and six months ended June 30, 2014, respectively, and losses of $124 and $321 for the three and six months ended June 30, 2013, respectively. As of June 30, 2014, we had in place commodity exchange contracts to hedge future vegetable oil purchases totaling 15.2 million pounds. Contracts are entered into having maturities of generally no more than twelve months.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

4.    Inventory

Inventories consist of the following:

	June 30, 2014	December 31, 2013
Finished product	$33,711	$23,950
Raw materials	19,679	11,958
Inventories	$53,390	$35,908

5.    Property and Equipment

Property and equipment, net consist of the following:

	June 30, 2014	December 31, 2013
Land	$590	$572
Buildings and improvements	2,590	2,511
Software development costs	10,275	8,911
Machinery and equipment	43,235	40,499
Furniture and fixtures	2,220	1,785
Leasehold improvements	11,148	10,891
Gross assets	70,058	65,169
Less: accumulated depreciation	(17,498)	(13,761)
Property and equipment, net	$52,560	$51,408

Depreciation expense was $2,133 and $4,229 for the three and six months ended June 30, 2014, respectively, and $1,426 and $2,695 for the three and six months ended June 30, 2013, respectively.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

6.    Goodwill and Intangible Assets

The following summarizes the changes in our goodwill, by segment:

	Balance	Natural	Total
Goodwill	$381,299	$95,928	$477,227
Accumulated impairment loss	(130,000)	—	(130,000)
Balance as of January 1, 2014	251,299	95,928	347,227
Translation and other adjustments	—	(32)	(32)
Balance as of June 30, 2014	$251,299	$95,896	$347,195

	Balance	Natural	Total
Goodwill	$378,633	$73,558	$452,191
Accumulated impairment loss	(130,000)	—	(130,000)
Balance as of January 1, 2013	248,633	73,558	322,191
Goodwill acquired during the year	2,666	23,160	25,826
Translation adjustments	—	(790)	(790)
Balance as of December 31, 2013	$251,299	$95,928	$347,227

Intangible assets, net consisted of the following major classes as of June 30, 2014:

	Gross Carrying Amount	Accumulated Amortization	Translation Adjustments	Net Carrying Value
Patent technology	$46,019	$(32,293)	$—	$13,726
Proprietary recipes	4,225	(1,383)	—	2,842
Non-compete agreement	600	(317)	—	283
Supply relationships	1,000	(475)	—	525
Customer relationships	63,962	(12,342)	(1,917)	49,703
Subscription database	2,900	(2,030)	—	870
Trademarks/tradenames	168,256	(349)	11	167,918
Intangible assets, net	$286,962	$(49,189)	$(1,906)	$235,867

Intangible assets, net consisted of the following major classes as of December 31, 2013:

	Gross Carrying Amount	Accumulated Amortization	Translation Adjustments	Net Carrying Value
Patent technology	$45,919	$(29,113)	$—	$16,806
Proprietary recipes	4,225	(1,023)	—	3,202
Non-compete agreement	600	(200)	—	400
Supply relationships	1,000	(443)	—	557
Customer relationships	63,962	(9,515)	(1,859)	52,588
Subscription database	2,900	(1,740)	—	1,160
Trademarks/tradenames	167,862	(286)	7	167,583
Intangible assets, net	$286,468	$(42,320)	$(1,852)	$242,296

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

As of June 30, 2014 and December 31, 2013, the total carrying amount of indefinite-lived intangible assets included in the tables above under trademarks was $167,176 and $166,559, respectively.
Amortization expense was $3,424 and $6,856 for the three and six months ended June 30, 2014, respectively, and $3,139 and $6,233 for the three and six months ended June 30, 2013, respectively.  Based on our amortizable intangible assets as of June 30, 2014, amortization expense is expected to be approximately $6,808 for the remainder of 2014, $11,975 in 2015, $10,539 in 2016, $8,217 in 2017, $6,092 in 2018 and $5,759 in 2019.
We review goodwill and indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. We also review goodwill and indefinite-lived intangibles annually.  At June 30, 2014, we performed our annual assessment of fair value and concluded that there was no impairment related to our goodwill and other indefinite-lived intangible assets.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

7.    Restructuring and Other Actions

In 2013, we began a process to increase efficiency at our Udi’s manufacturing facilities, which involved the consolidation of several facilities into one new, state-of the art facility.  During 2013, charges of $2,395 were incurred for asset write-offs and $359 were incurred for related expenses associated with this restructuring effort. During the six months ended June 30, 2014, additional charges of $1,288 were incurred in connection with the Udi's facility consolidation, of which $704 were for lease exit costs, net of estimated subleases, and $584 were incurred for asset write-offs. In the first quarter of 2014, we also incurred additional charges associated with the restructuring of certain executive management positions. Restructuring charges are included in "Restructuring, acquisition and integration-related costs" in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table sets forth the activity affecting the restructuring accrual:

	Severance	Other Closure and Exit Costs	Total
Balance as of December 31, 2013	$6	$3	$9
Charges incurred	2,068	1,288	3,356
Cash payments	(2,019)	(128)	(2,147)
Other (1)	—	(584)	(584)
Adjustments	—	(3)	(3)
Balance as of June 30, 2014	$55	$576	$631

(1) Consists of asset write-offs.

The accrued restructuring costs as of June 30, 2014 of $631 are reflected in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets. The liabilities for other closure and exit costs primarily relate to contractually required lease obligations and other contractually committed costs associated with facilities that are no longer used.  We expect to pay the facility obligations through October, 2020.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

8.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2014	December 31, 2013
Accounts payable	$32,979	$29,699
Accrued payroll-related	7,566	4,282
Accrued trade spend	7,471	6,774
Accrued incentives	4,437	4,950
Current portion of contract payable	1,375	1,375
Accrued restructuring	631	9
Accrued other	20,283	20,227
Accounts payable and accrued expenses	$74,742	$67,316

9.    Long-Term Debt and Contract Payable

Long-term debt consists of the following:

	June 30, 2014	December 31, 2013
Term Loan	$270,169	$271,429
Revolving Facility	15,000	15,000
Capital lease	9,210	9,778
Total debt	294,379	296,207
Less: Current portion	3,818	3,863
Long-term debt	$290,561	$292,344

As of June 30, 2014, $65,000 was available for borrowing under the Revolving Facility (as defined below).

The interest rates for outstanding obligations at June 30, 2014 were 5.00% for the Term Loan (as defined below) and 3.65% for the Revolving Facility while the commitment fee on the unused line was 0.50%.

On July 9, 2013, the Company entered into a credit agreement by and among GFA Brands, Inc., UHF Acquisition Corp. and Udi's Healthy Foods, LLC, as borrowers, or the “Borrowers,” the Company, as a guarantor, the other guarantors from time to time party thereto, the lenders from time to time party thereto, or the “Lenders,” and Citibank, N.A., as administrative agent, or the “Agent,” pursuant to which the Borrowers established a senior secured credit facility, or the “Credit Facility,” in an aggregate principal amount of $330,000, consisting of a term loan B, or the “Term Loan,” in an aggregate principal amount of $250,000 and a revolving credit facility, or the “Revolving Facility,” in an aggregate principal amount of $80,000 (with sublimits for swingline loans and the issuance of letters of credit). The Term Loan will mature on July 9, 2020 and the Revolving Facility will mature on July 9, 2018.

On December 20, 2013, the Company increased its senior secured term loan credit facility, at the same interest rate as the original loan, by $25,000 to $275,000. In addition, the Company amended the financial covenants on its revolving credit facility to increase the senior secured funded debt-to-EBITDA (as defined in the Credit Facility) covenant by 0.25x for each quarterly period.

     In the future, the Revolving Facility may be used by the Company and its subsidiaries for working capital and for other general corporate purposes, including acquisitions and investments, permitted under the Credit Facility. The Credit Facility also provides that, upon satisfaction of certain conditions, the Borrowers may increase the aggregate principal amount of loans outstanding thereunder by an amount, which as of June 30, 2014, may not exceed the sum of (a) $25,000 and (b) up to an additional $50,000, so long as in the case of this clause (b), after giving effect to such increase on a pro forma basis, the Company's ratio of senior secured funded debt to consolidated EBITDA would not exceed 4.25 to 1.0, subject to receipt of additional lending commitments for such loans.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

See Note 16 - Subsequent Events.

Interest

Outstanding amounts under the Term Loan bears interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 4.00% or (b) a Base Rate (equal in this context to the greatest of (i) the Agent's prime rate, (ii) the federal funds rate plus 1/2 of 1.00% and (iii) LIBOR plus 1.00%) (but subject to a minimum of 2.00%) plus 3.00%. The Term Loan amortizes in equal quarterly installments of 0.25% of the initial principal amount beginning on September 30, 2013, with the balance due at maturity.

Outstanding amounts under the Revolving Facility initially bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 4.00% or (b) a Base Rate (equal in this context to the greatest of (i) the Agent's prime rate, (ii) the federal funds rate plus 1/2 of 1.00% and (iii) LIBOR plus 1.00%) plus 3.00%. The margin over LIBOR and the Base Rate for the Revolving Facility may be adjusted periodically based on the Company's ratio of total funded debt to consolidated EBITDA, with 4.00% per annum being the maximum LIBOR margin and 3.00% per annum being the maximum Base Rate margin established by such adjustment mechanism. The Borrowers are required to pay a commitment fee on the unused commitments under the Revolving Facility at a rate equal to 0.50% per annum.

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

Covenants

So long as any borrowings under the Revolving Facility are outstanding (other than letters of credit that have been cash collateralized in accordance with the terms of the Credit Facility) as of the last day of any fiscal quarter of the Company, the terms of the Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain a maximum senior secured funded debt to consolidated EBITDA ratio of not more than 4.75 to 1.0, initially, and decreasing to 3.5 to 1.0 over the term of the Credit Facility. As of June 30, 2014, we were in compliance with our financial covenants.

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

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Contract Payable and Capital Leases

In addition to the indebtedness under the Credit Facility, we have a contract payable of $1,375 representing the unpaid balance on a 2010 acquisition. This amount will be paid in the first quarter of 2015, together with related interest. As of June 30, 2014, this amount is due within twelve months and therefore included within "Accounts payable and accrued expenses" on the Consolidated Balance Sheet.

We have five capital leases resulting in $9,210 of capital lease obligations for certain of our manufacturing equipment as of June 30, 2014. These leases have terms that expire from June 30, 2015 through December 1, 2021.

Maturities

Under the Credit Facility and the contract payable, the Company and the Borrowers are required to pay the following amounts for their collective debt and contract obligations during the following years ended December 31:

Remainder of 2014	$1,903
2015	5,224
2016	3,908
2017	3,982
2018	19,030
Thereafter	263,850
Total	$297,897

10.    Stock-Based Compensation

Stock-based compensation consists of stock options and restricted stock units ("RSUs").

Total stock-based compensation expense for stock options and RSUs was $2,284 and $4,650 for the three and six months ended June 30, 2014, respectively, and $1,915 and $3,765 for the three and six months ended June 30, 2013, respectively.

Stock Options

We and our stockholders have authorized the issuance of up to 12,150,000 stock options under our Second Amended and Restated Stock and Awards Plan (the "Stock Plan").  As a result of the 2011 option exchange program (the "Option Exchange"), 432,178 of these options are no longer available to be granted. As of June 30, 2014, 512,234 options remained available for future grants.

During the third quarter of 2012, we adopted the Smart Balance, Inc. 2012 Inducement Award Plan which allows for the issuance of up to 1,300,000 inducement stock options to new employees. In the fourth quarter of 2013, an additional 2,000,000 inducement stock options were approved under this plan. The options have a ten-year term and an exercise price equal to the fair market value of our common stock on the date of grant. The options vest in four equal installments beginning on the first anniversary of the grant date. As of June 30, 2014, 1,001,875 options remained available for granting.

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

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Additional information with respect to stock option activity is as follows:

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding at December 31, 2013	12,429,954	$8.65	6.28
Options granted	1,070,748	15.16	9.81
Options exercised	(1,073,803)	6.95	5.55
Options canceled/forfeited	(600,625)	9.32	6.12
Options outstanding at June 30, 2014	11,826,274	$9.35	6.46
Exercisable at June 30, 2014	6,366,871	$7.55	5.25

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2014 was $8.04.

As of June 30, 2014, the total compensation cost related to non-vested awards not yet recognized was $23,465 with a weighted average remaining period of 2.0 years over which it is expected to be recognized.

We account for our stock-based compensation awards in accordance with GAAP for share-based payments, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

Stock-based compensation expense relating to stock options included in operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service period-based	$1,981	$1,400	$3,789	$2,741
Market price-based $16.00	—	48	—	95
Market price-based $16.75	2	31	6	62
Market price-based $20.25	12	27	30	53
Total	$1,995	$1,506	$3,825	$2,951

For the traditional service-based stock options, we estimated the fair value, as of the date of grant, using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.07% - 4.67%, expected life of 6.25 years for the service-based options, no dividends and volatility of 35.9% - 55.08%. The cost of the service-based stock options is being amortized over a four-year vesting period. In the case of the market price-based stock options, we used the Monte Carlo valuation model and have assumed an expected life of ten years.  We have incorporated a forfeiture rate of 2.5% - 4.0% on all stock options.  We recognize compensation expense for the market price-based options over the estimated vesting period, which has been determined to be 1.43 years for the $8.00 awards, 2.92 years for the $12.00 awards, 3.90 years for the $16.00 awards, 2.75 - 4.82 years for the $16.75 awards and 3.68 - 5.53 years for the $20.25 awards. The $16.75 awards vested during the second quarter of 2014 as the required conditions were met.

Restricted Stock Units

In September 2011, we began granting RSUs to certain board members and employees. These RSUs were issued under the Stock Plan and are subject to its terms and conditions. We issued RSUs where the compensation cost is recognized on a straight-line basis over the requisite period the holder is required to render service. We also issued market condition-based RSUs which vest when the underlying stock price closes at $8.00, $12.00 and $16.00 for 20 out of 30 consecutive trading days. We recognize compensation expense for the market price-based RSUs over the estimated vesting period, which was determined to be 1.43 years for the $8.00 awards, 2.92 years for the $12.00 awards and 3.90 years for the $16.00 awards. The $8.00, $12.00 and $16.00 awards vested during 2013 as the required conditions were met. We recognized $289 and $825 of stock-based compensation for our RSUs

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

in the three and six months ended June 30, 2014, respectively, and $409 and $814 in the three and six months ended June 30, 2013, respectively.

Additional information with respect to RSU activity is as follows:

	Number of Outstanding Units	Weighted Average Remaining Life (Years)
RSUs outstanding (unvested) at December 31, 2013	420,000	2.23
RSUs granted	110,000	3.50
RSUs vested	(112,500)	—
RSUs outstanding (unvested) at June 30, 2014	417,500	2.25

11.    License

A portion of our business is dependent on our exclusive worldwide license of certain technology from Brandeis University. This license agreement, dated September 1996, imposes certain obligations upon us, such as diligently pursuing the development of commercial products under the licensed technology. The agreement for each country expires at the end of the term of each patent in such country and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that we have failed to meet our obligations under the license agreement, Brandeis could seek to limit or terminate our license rights. Royalties earned by Brandeis, which are included within "General and Administrative" expenses in the Consolidated Statement of Operations and Comprehensive Income, were $255 and $537 for the three and six months ended June 30, 2014, respectively, and $274 and $568 for the three and six ended June 30, 2013, respectively.

12.    Income Taxes

Our effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which we operate and the amount of taxable income we earn. The effective tax rate was 40.9% and 39.3% for the three and six months ended June 30, 2014, respectively, and 39.8% and 42.5% for the three and six months ended June 30, 2013, respectively.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic and diluted earnings per share:
Numerator:
Net income attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$2,789	$3,098	$3,262	$7,059

Denominator:
Weighted average shares used in basic computation	60,923	59,507	60,687	59,506
Add: Stock options and RSUs	3,202	2,501	3,320	2,585
Weighted average shares used in diluted computation	64,125	62,008	64,007	62,091

Earnings per share, basic	$0.05	$0.05	$0.05	$0.12
Earnings per share, diluted	$0.04	$0.05	$0.05	$0.11

Diluted earnings per share excluded the weighted-average impact of the assumed exercise of approximately 3.4 million and 3.3 million stock options and RSUs in the three and six months ended June 30, 2014, respectively, and approximately 4.6 million and 4.4 million stock options and RSUs in the three and six ended June 30, 2013, respectively, because such impact would be anti-dilutive.

14.    Legal Proceedings and Contingencies

Commitments

In addition to those disclosed in the Company's 2013 Form 10-K, as of June 30, 2014, we had the following commitments:

Forward purchase commitments for a portion of our projected commodity requirements may be stated at a firm price or as a discount or premium from a future commodity market price. These commitments totaled approximately $71,093 as of June 30, 2014. The majority of these commitments are expected to be liquidated within one year.

In March and June 2014, we entered into amendments to existing building operating leases to extend the term and/or expand the amount of space under such leases.  The additional contractual payment obligations of the amendments to the leases as of June 30, 2014 are $284 for the remainder of 2014, $1,152 for 2015, $1,133 for 2016, $1,318 for 2017, $1,332 for 2018, $1,340 for 2019 and $1,490 thereafter.

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

Net sales and brand profit are the primary measures used by our Chief Operating Decision Maker (“CODM”) to evaluate segment operating performance and to decide how to allocate resources to segments. Our CODM is the Company's Chairman of the Board and Chief Executive Officer. Brand profit is calculated as gross profit less marketing, selling and royalty expense (income), net. Assets are reviewed by the CODM on a consolidated basis and are not reported by operating segment.

The contribution of our reportable segments to net sales and brand profit and the reconciliation to consolidated amounts are summarized below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Sales:
Natural	$80,087	$55,029	$153,461	$104,822
Balance	51,261	55,640	100,739	112,500
	$131,348	$110,669	$254,200	$217,322

Brand Profit:
Natural	$12,579	$12,033	$26,424	$24,996
Balance	18,475	17,728	36,687	35,549
Total reportable segments	31,054	29,761	63,111	60,545
Less:
General and administrative, excluding royalty expense (income), net	22,348	17,976	45,137	35,817
Restructuring, acquisition and integration-related costs	152	1,104	4,086	1,307
Interest expense	4,298	4,878	8,565	9,649
Other (income) expense, net	(373)	660	134	1,504
Income before income taxes	$4,629	$5,143	$5,189	$12,268

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

16.    Subsequent Events

On July 29, 2014, we entered into the Amendment Agreement (the “Third Amendment”) by and among GFA Brands, Inc., as borrower, the Company, as a guarantor, the other guarantors party thereto, the financial institutions party thereto, as lenders, and Citibank, N.A., as administrative agent.  The Third Amendment amends the Credit Facility to, among other things, (a) increase the aggregate principal amount of the term loan facility by $27,000 (to approximately $299,300), (b) increase the aggregate principal amount of the revolving credit facility from $80,000 to $115,000, (c) subject to compliance with certain leverage-based criteria, decrease the interest rate margin with respect to the term loan facility by up to 0.50%, (d) increase the maximum total funded debt to consolidated EBITDA ratio to 6.50x for any fiscal quarter ending prior to December 31, 2015, and to 6.00x for the fiscal quarter ending December 31, 2015 and each fiscal quarter thereafter and (e) revise the “incremental” term loan provision so that, upon the satisfaction of certain conditions, the borrower may increase the term and/or revolving commitments by an amount not to exceed the sum of (i) $100,000 and (ii) an additional amount so long as various specified leverage ratios are not exceeded, subject to receipt of additional lending commitments for such loans.  Proceeds of the new term loans borrowed in connection with the Third Amendment were used to repay outstanding revolving loans under the Credit Agreement, to pay fees and expenses in connection with the Third Amendment and for cash on the balance sheet.

In July 2014, we acquired approximately an additional 1% of Level for $42, thus decreasing the noncontrolling interest to approximately 11%.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the June 30, 2014 Consolidated Financial Statements and the related Notes contained in this quarterly report on Form 10-Q for the quarter ended June 30, 2014 and our 2013 Form 10-K. Forward-looking statements in this section are qualified by the cautionary statements included under the heading “Cautionary Note Regarding Forward Looking Information,” above.

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

Restructuring

In 2013, we began a process to increase efficiency at our Udi’s manufacturing facilities, which involved the consolidation of several facilities into one new, state-of the art facility.  During 2013, charges of $2.4 million were incurred for asset write-offs and $0.4 million were incurred for related expenses associated with this restructuring effort. During the six months ended June 30, 2014, additional charges of $1.3 million were incurred in connection with the Udi's facility consolidation, of which $0.7 million were for lease exit costs, net of estimated subleases, and $0.6 million were incurred for asset write-offs. In the first quarter of 2014, we also incurred additional charges associated with the restructuring of certain executive management positions.

Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except per share data)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Net sales	$131.3	$110.7	$20.6	18.7%	$254.2	$217.3	$36.9	17.0%
Cost of goods sold	84.4	64.4	20.0	31.1%	160.9	125.5	35.4	28.2%
Gross profit	46.9	46.3	0.6	1.4%	93.3	91.9	1.4	1.6%

Operating expenses:
Marketing	5.2	7.9	(2.7)	(33.5)%	10.6	15.0	(4.4)	(29.0)%
Selling	11.5	9.0	2.5	27.8%	21.4	17.2	4.2	24.2%
General and administrative	21.5	17.6	3.9	22.0%	43.3	35.0	8.3	23.9%
Restructuring, acquisition and integration-related costs	0.2	1.1	(0.9)	(86.2)%	4.1	1.3	2.8	212.6%
Total operating expenses	38.4	35.6	2.8	7.8%	79.4	68.4	11.0	16.0%
Operating income	8.6	10.7	(2.1)	(19.9)%	13.9	23.4	(9.5)	(40.7)%

Interest expense	(4.3)	(4.9)	0.6	(11.9)%	(8.6)	(9.6)	1.0	(11.2)%
Other income (expense), net	0.4	(0.7)	1.1	(156.5)%	(0.1)	(1.5)	1.4	(91.1)%
Total other expenses, net	(3.9)	(5.5)	1.6	(29.1)%	(8.7)	(11.2)	2.5	(22.0)%
Income before income taxes	4.6	5.1	(0.5)	(10.0)%	5.2	12.3	(7.1)	(57.7)%
Provision for income taxes	1.9	2.0	(0.1)	(7.6)%	2.0	5.2	(3.2)	(60.8)%
Net income	2.7	3.1	(0.4)	(11.6)%	3.1	7.1	(4.0)	(55.4)%
Less: Net loss attributable to noncontrolling interest	0.1	—	0.1	NM	0.1	—	0.1	NM
Net income attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$2.8	$3.1	$(0.3)	(10.0)%	$3.3	$7.1	$(3.8)	(53.8)%
Earnings per share attributable to Boulder Brands, Inc. and Subsidiaries common stockholders:
Basic	$0.05	$0.05	$—	—%	$0.05	$0.12	$(0.07)	(58.3)%
Diluted	$0.04	$0.05	$(0.01)	(20.0)%	$0.05	$0.11	$(0.06)	(54.5)%
Note: Amounts may not add due to rounding.
NM = Not meaningful

Results of Operations for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Net Sales

Total net sales of $131.3 million for the three months ended June 30, 2014 increased by $20.6 million, or 18.7%, from $110.7 million in 2013. The increase was related to an increase in our Natural segment net sales, partly offset by a decrease in our Balance segment net sales.

Net sales from our Natural segment of $80.1 million for the three months ended June 30, 2014 increased by $25.1 million from $55.0 million in 2013. The increase was primarily related to increases in Udi’s products of $11.1 million, EVOL of $10.2 million (acquired in December 2013), Glutino products of $2.0 million and the United Kingdom of $1.7 million.

Net sales from our Balance segment of $51.3 million for the three months ended June 30, 2014 decreased by $4.3 million, or 7.8%, from $55.7 million in 2013. The decrease was primarily related to the licensing of milk in the third quarter of 2013 and a decrease in volume of Smart Balance spreads due to competitive promotional levels and continued consumer price sensitivity to premium products. The decrease in sales of Smart Balance spreads and milk was partly offset by an increase in sales of Earth Balance products. Volume decreases resulted in a decrease in net sales of approximately $3.9 million.

Cost of Goods Sold

Total cost of goods sold of $84.4 million for the three months ended June 30, 2014 increased by $20.0 million, or 31.1%, from $64.4 million in 2013. The increase was related to an increase in our Natural segment cost of goods sold, partly offset by a decrease in our Balance segment cost of goods sold.

Cost of goods sold for our Natural segment was $56.8 million for the three months ended June 30, 2014, an increase of $22.3 million from $34.5 million in 2013. The increase was related to increases in cost of goods sold for Udi's of $11.6 million, EVOL (acquired in December 2013) of $7.0 million, the United Kingdom of $2.0 million and Glutino of $1.7 million. The increases primarily related to the increases in net sales as well as an increase in certain raw material costs.

Cost of goods sold for our Balance segment was $27.6 million for the three months ended June 30, 2014, a decrease of $2.3 million, or 7.4%, from $29.9 million in 2013. The decrease was primarily related to the decrease in net sales, partly offset by an increase in commodity costs.

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

Total brand profit of $31.1 million for the three months ended June 30, 2014 increased by $1.3 million, or 4.3%, from $29.8 million in 2013. The increase was related to increases in brand profit for our Natural and Balance segments.

Brand profit from our Natural segment of $12.6 million for the three months ended June 30, 2014 increased by $0.6 million from $12.0 million in 2013. Gross profit increased $2.8 million in 2014 compared to 2013 and as a percentage of net sales was 29.1% for the three months ended June 30, 2014 compared to 37.3% during the same period in 2013. The decrease in margins primarily relates to increased costs for certain raw materials and an increase in plant capacity associated with a new production facility at Udi’s, which resulted in lower utilization. The increase in gross profit and a decrease in non-promotional marketing of $0.8 million were partly offset by an increase in selling expenses of $3.0 million.

Brand profit from our Balance segment of $18.5 million for the three months ended June 30, 2014 increased by $0.8 million, or 4.2%, from $17.7 million in 2013. Gross profit decreased $2.2 million in 2014 compared to 2013, and as a percentage of net sales was 46.1% for the three months ended June 30, 2014 compared to 46.4% during the same period in 2013. The decrease in margins was primarily due to higher promotion expenses in spreads, partly offset by the licensing of milk in July 2013, which had lower margins. The decrease in gross profit was more than offset by decreases in non-promotional marketing of $1.8 million and selling expenses of $0.5 million and an increase in royalty income, net of $0.6 million.

General and Administrative

General and administrative expenses of $21.5 million for the three months ended June 30, 2014 increased $3.9 million, or 22.0%, from $17.6 million in 2013. The increase primarily related to increased compensation and benefits of approximately $2.1 million primarily due to increased stock-based compensation, increased headcount and the inclusion of EVOL, acquired in December 2013. The increase also resulted from $0.6 million of severance, relocation expenses and a settlement of a class action lawsuit.

Restructuring, Acquisition and Integration-related Costs

Restructuring, acquisition and integration-related costs for the three months ended June 30, 2014 were $0.2 million mainly consisting of integration-related costs of $0.1 million. Restructuring, acquisition and integration-related costs for the three months ended June 30, 2013 were $1.1 million primarily due to the Davies acquisition.

Other Income (Expense), Net

We had other expenses of $(3.9) million for the three months ended June 30, 2014 and $(5.5) million in the corresponding period in 2013. The results for 2014 and 2013 included interest expense of $(4.3) million and $(4.9) million, respectively.   Other expense in 2014 also included other taxes of $0.1 million and was partly offset by currency gains of $(0.6) million. Also included in other expense in 2013 were currency losses of $(0.4) million and a loss of $(0.1) million on commodity hedging derivatives.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2014 was $1.9 million compared with $2.0 million in 2013. The effective tax rate for the three months ended June 30, 2014 was 40.9%. The effective tax rate for the three months ended June 30, 2013 was 39.8%.

Net Income Attributable to Boulder Brands, Inc. and Subsidiaries Common Stockholders, or “Net Income Attributable to Boulder Brands”

Our net income attributable to Boulder Brands, Inc. for the three months ended June 30, 2014 was $2.8 million compared to $3.1 million in 2013. The $0.3 million decrease was primarily due to increases in general and administrative expenses and selling expenses, partly offset by decreases in non-promotional marketing, other expenses, net and restructuring, acquisition and integration-related expenses.

Results of Operations for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Net Sales

Total net sales of $254.2 million for the six months ended June 30, 2014 increased by $36.9 million, or 17.0%, from $217.3 million in 2013. The increase was related to an increase in our Natural segment net sales, partly offset by a decrease in our Balance segment net sales.

Net sales from our Natural segment of $153.5 million for the six months ended June 30, 2014 increased by $48.7 million from $104.8 million in 2013. The increase was related to increases in Udi’s products of $22.1 million, EVOL of $18.4 million (acquired in December 2013), Glutino products of $4.9 million and the United Kingdom of $3.3 million.

Net sales from our Balance segment of $100.7 million for the six months ended June 30, 2014 decreased by $11.8 million, or 10.5%, from $112.5 million in 2013. The decrease was primarily related to the licensing of milk in the third quarter of 2013 and a decrease in volume of Smart Balance spreads due to competitive promotional levels and continued consumer price sensitivity to premium products. The decrease in sales of Smart Balance spreads and milk was partly offset by an increase in sales of Earth Balance products. Volume decreases resulted in a decrease in net sales of approximately $10.5 million.

Cost of Goods Sold

Total cost of goods sold of $160.9 million for the six months ended June 30, 2014 increased by $35.4 million, or 28.2%, from $125.5 million in 2013. The increase was related to an increase in our Natural segment cost of goods sold, partly offset by a decrease in our Balance segment cost of goods sold.

Cost of goods sold for our Natural segment was $106.9 million for the six months ended June 30, 2014, an increase of $41.4 million from $65.5 million in 2013. The increase was related to increases in cost of goods sold for Udi's of $20.9 million, EVOL (acquired in December 2013) of $13.5 million, the United Kingdom of $3.7 million and Glutino of $3.3 million. The increases primarily related to the increases in net sales as well as an increase in certain raw material costs.

Cost of goods sold for our Balance segment was $54.0 million for the six months ended June 30, 2014, a decrease of $6.0 million, or 10.0%, from $60.0 million in 2013. The decrease was primarily related to the decrease in net sales, partly offset by an increase in commodity costs.

Brand Profit

Total brand profit of $63.1 million for the six months ended June 30, 2014 increased by $2.6 million, or 4.2%, from $60.5 million in 2013. The increase was related to increases in brand profit for our Natural and Balance segments.

Brand profit from our Natural segment of $26.4 million for the six months ended June 30, 2014 increased by $1.4 million from $25.0 million in 2013. Gross profit increased $7.2 million in 2014 compared to 2013 and as a percentage of net sales was 30.3% for the six months ended June 30, 2014 compared to 37.5% during the same period in 2013. The decrease in margins primarily relates to increased costs for certain raw materials and an increase in plant capacity associated with a new production facility at Udi’s, which resulted in lower utilization. The increase in gross profit was partly offset by increases in selling expenses of $5.1 million and non-promotional marketing of $0.9 million.

Brand profit from our Balance segment of $36.7 million for the six months ended June 30, 2014 increased by $1.2 million, or 3.2%, from $35.5 million in 2013. Gross profit decreased $5.8 million in 2014 compared to 2013, and as a percentage of net sales was 46.4% for the six months ended June 30, 2014 compared to 46.7% during the same period in 2013. The decrease in margins was primarily due to higher promotion expenses in spreads, partly offset by the licensing of milk in July 2013, which had lower margins. The decrease in gross profit was more than offset by decreases in non-promotional marketing of $5.2 million and selling expenses of $0.9 million and an increase in royalty income, net of $0.8 million.

General and Administrative

General and administrative expenses of $43.3 million for the six months ended June 30, 2014 increased $8.3 million, or 23.9%, from $35.0 million in 2013. The increase primarily related to increased compensation and benefits of approximately $5.3 million primarily due to increased stock-based compensation, increased headcount and the inclusion of EVOL, acquired in December 2013. The increase also related to a $0.9 million increase in depreciation and amortization expense primarily relating to the inclusion of EVOL and $0.8 million of severance, relocation expenses and a settlement of a class action lawsuit.

Restructuring, Acquisition and Integration-related Costs

Restructuring, acquisition and integration-related costs for the six months ended June 30, 2014 were $4.1 million, comprised of restructuring costs associated with the consolidation of several of Udi’s manufacturing facilities and the restructuring of certain executive management positions of $3.4 million and acquisition and integration-related costs of $0.7 million, primarily related to the acquisition of EVOL. Restructuring, acquisition and integration-related costs for the six months ended June 30, 2013 were $1.3 million primarily due to the Davies acquisition.

Other Income (Expense), Net

We had other expenses of $(8.7) million for the six months ended June 30, 2014 and $(11.2) million in the corresponding period in 2013. The results for 2014 and 2013 included interest expense of $(8.6) million and $(9.6) million, respectively.   Other expense in 2014 also included other taxes of $0.2 million which were offset by currency gains of $(0.2) million. Also included in other expense in 2013 were currency losses of $(0.7) million, a loss of $(0.3) million on commodity hedging derivatives and the write-off of certain equipment of $(0.2) million.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2014 was $2.0 million compared with $5.2 million in 2013. The effective tax rate for the six months ended June 30, 2014 was 39.3%. The effective tax rate for the six months ended June 30, 2013 was 42.5%, primarily as a result of a $0.2 million adjustment to reduce deferred tax assets resulting from the forfeiture of certain non-qualified stock options.

Net Income Attributable to Boulder Brands, Inc. and Subsidiaries Common Stockholders, or “Net Income Attributable to Boulder Brands”

Our net income attributable to Boulder Brands, Inc. for the six months ended June 30, 2014 was $3.3 million compared to $7.1 million in 2013. The $3.8 million decrease was primarily due to increases in general and administrative expenses, selling expenses and restructuring, acquisition and integration-related expenses and a decrease in the provision for income taxes, partly offset by decreases in non-promotional marketing, and other expenses, net.

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

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Sales:
Natural	$80.1	$55.0	$153.5	$104.8
Balance	51.3	55.6	100.7	112.5
	$131.3	$110.7	$254.2	$217.3

Brand Profit:
Natural	$12.6	$12.0	$26.4	$25.0
Balance	18.5	17.7	36.7	35.5
Total reportable segments	31.1	29.8	63.1	60.5
Less:
General and administrative, excluding royalty expense (income), net	22.3	18.0	45.1	35.8
Restructuring, acquisition and integration-related costs	0.2	1.1	4.1	1.3
Interest expense	4.3	4.9	8.6	9.6
Other expense	(0.4)	0.7	0.1	1.5
Income before income taxes	$4.6	$5.1	$5.2	$12.3
Note: Amounts may not add due to rounding.

Liquidity and Capital Resources

Cash Flows

As of June 30, 2014, we had cash and cash equivalents of $12.3 million, a decrease of $4.4 million from December 31, 2013. The following table summarizes the change:

	Six Months Ended June 30,
(in millions)	2014	2013	$ Change
Cash provided by (used in):
Operating activities	$0.7	$10.3	$(9.6)
Investing activities	(6.5)	(21.6)	15.1
Financing activities	1.4	2.9	(1.5)
Net change in cash and cash equivalents	$(4.4)	$(8.4)	$4.0
Note: Amounts may not add due to rounding.

Cash provided by operating activities was $0.7 million for the six months ended June 30, 2014 compared to $10.3 million in the corresponding period in 2013. This change was due to increased working capital needs as well as a decrease in net income before depreciation and amortization.

Cash used in investing activities decreased $15.1 million to $6.5 million in the six months ended June 30, 2014 from $21.6 million in 2013, primarily due to lower capital expenditures in 2014 compared to 2013 as well as the purchase of Davies in 2013.

We generated $1.5 million less cash from financing activities during the six months ended June 30, 2014 compared with the same period in 2013, primarily due to the decreased borrowings under our Revolving Facility (as defined below) in the 2014 period.

Liquidity

Our liquidity planning is largely dependent on our operating cash flows, which is highly sensitive to changes in demand, operating costs and pricing for our major products. While changes in key operating costs, such as outsourced production, advertising, promotion and distribution, may adversely affect cash flows, we have been able to continue to generate significant cash flows by adjusting costs. Our principal liquidity requirements are to finance current operations, pay down existing indebtedness and fund future expansion. Under our Credit Facility (as defined below), we can also repurchase common stock subject to the satisfaction of certain conditions. No shares were repurchased during the six months ended June 30, 2014. Currently, our primary source of liquidity is cash generated by operations. We may from time to time, depending on market conditions, seek to refinance our debt, issue debt or equity securities or engage in other capital markets or financing activities. However, there can be no assurance that we will consummate such transactions.

We believe that cash flows generated from operations, existing cash and cash equivalents and borrowing capacity under our Revolving Facility should be sufficient to finance working capital requirements for our business for the foreseeable future.

As of June 30, 2014, $65.0 million was available for borrowing under our Credit Facility and we had $12.3 million of cash.

On July 29, 2014, we entered into the Amendment Agreement (the “Third Amendment”) by and among GFA Brands, Inc., as borrower, the Company, as a guarantor, the other guarantors party thereto, the financial institutions party thereto, as lenders, and Citibank, N.A., as administrative agent.  The Third Amendment amends the Credit Facility to, among other things, (a) increase the aggregate principal amount of the term loan facility by $27 million (to approximately $299.3 million), (b) increase the aggregate principal amount of the Revolving Facility from $80 million to $115 million, (c) subject to compliance with certain leverage-based criteria, decrease the interest rate margin with respect to the term loan facility by up to 0.50%, (d) increase the maximum total funded debt to consolidated EBITDA ratio to 6.50x for any fiscal quarter ending prior to December 31, 2015, and to 6.00x for the fiscal quarter ending December 31, 2015 and each fiscal quarter thereafter and (e) revise the “incremental” term loan provision so that, upon the satisfaction of certain conditions, the borrower may increase the term and/or revolving commitments by an amount not to exceed the sum of (i) $100 million and (ii) an additional amount so long as various specified leverage ratios are not exceeded, subject to receipt of additional lending commitments for such loans.  Proceeds of the new term loans borrowed in connection with the Third Amendment were used to repay outstanding revolving loans under the Credit Agreement, to pay fees and expenses in connection with the Third Amendment and for cash on the balance sheet.

Financing

As of June 30, 2014, we had $270.2 million outstanding under the Term Loan (as defined below) and $15.0 million under our Revolving Facility.

Cash paid for interest during the six months ended June 30, 2014 was $7.5 million. The interest rates for outstanding obligations at June 30, 2014 were 5.00% for the Term Loan and 3.65% under the Revolving Facility while the commitment fee on the unused line was 0.50%.

During the six months ended June 30, 2014, we repaid $1.4 million under the Term Loan.

On July 9, 2013, the Company entered into a credit agreement by and among GFA Brands, Inc., UHF Acquisition Corp. and Udi's Healthy Foods, LLC, as borrowers, or the “Borrowers,” the Company, as a guarantor, the other guarantors from time to time party thereto, the lenders from time to time party thereto, or the “Lenders,” and Citibank, N.A., as administrative agent, or the “Agent,” pursuant to which the Borrowers established a senior secured credit facility, or the “Credit Facility,” in an aggregate principal amount of $330 million, consisting of a term loan B, or the “Term Loan,” in an aggregate principal amount of $250 million and a revolving credit facility, or the “Revolving Facility,” in an aggregate principal amount of $80 million (with sublimits for swingline loans and the issuance of letters of credit). The Term Loan will mature on July 9, 2020 and the Revolving Facility will mature on July 9, 2018.

On December 20, 2013, the Company increased its senior secured term loan credit facility, at the same interest rate as the original loan, by $25 million to $275 million. In addition, the Company amended the financial covenants on its revolving credit facility to increase the senior secured funded debt-to-EBITDA covenant by 0.25x for each quarterly period.

As of June 30, 2014, we were in compliance with our financial covenants.

Interest

Outstanding amounts under the Term Loan bears interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 4.00% or (b) a Base Rate (equal in this context to the greatest of (i) the Agent's prime rate, (ii) the federal funds rate plus 1/2 of 1.00% and (iii) LIBOR plus 1.00%) (but subject to a minimum of 2.00%) plus 3.00%. The Term Loan amortizes in equal quarterly installments of 0.25% of the initial principal amount beginning on September 30, 2013, with the balance due at maturity.

Outstanding amounts under the Revolving Facility initially bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 4.00% or (b) a Base Rate (equal in this context to the greatest of (i) the Agent's prime rate, (ii) the federal funds rate plus 1/2 of 1.00% and (iii) LIBOR plus 1.00%) plus 3.00%. The margin over LIBOR and the Base Rate for the Revolving Facility may be adjusted periodically based on the Company's ratio of total funded debt to consolidated EBITDA, with 4.00% per annum being the maximum LIBOR margin and 3.00% per annum being the maximum Base Rate margin established by such adjustment mechanism. The Borrowers are required to pay a commitment fee on the unused commitments under the Revolving Facility at a rate equal to 0.50% per annum.

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

Contract Payable and Capital Leases

In addition to the indebtedness under our Credit Facility, we have a contract payable of $1.4 million representing the unpaid balance on a 2010 acquisition. This amount will be paid in the first quarter of 2015, together with related interest. As of June 30, 2014, this amount is included within "Accounts payable and accrued expenses" on the Consolidated Balance Sheet.

We have five capital leases resulting in $9.2 million of capital lease obligations for certain of our manufacturing equipment as of June 30, 2014. These leases have terms that expire from June 30, 2015 through December 1, 2021.

Maturities

Under the Credit Facility and the contract payable, the Company and the Borrowers are required to pay the following amounts for their collective debt and contract obligations during the years ended December 31 (in millions):

Remainder of 2014	$1.9
2015	5.2
2016	3.9
2017	4.0
2018	19.0
Thereafter	263.9
Total	$297.9

Contractual Obligations

In March and June 2014, we entered into amendments to existing building operating leases to extend the term and/or expand the amount of space under such leases.  The additional contractual payment obligations of the amendments to the leases as of June 30, 2014 are $0.3 million for the remainder of 2014, $1.2 million for 2015, $1.1 million for 2016, $1.3 million for 2017, $1.3 million for 2018, $1.3 million for 2019 and $1.5 million thereafter. Besides the foregoing, there has been no material change to our contractual obligations as disclosed in our 2013 Form 10-K, other than those disclosed in the Notes to our Consolidated Financial Statements contained herein.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks due primarily to changes in interest rates on our variable interest rate debt. The impact on earnings is subject to change as a result of movements in market rates. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction of future pre-tax earnings of approximately $2.9 million per year. Under our Credit Facility, we are subject to changes in interest rates, but are not required to enter into an interest rate swap until the market LIBOR rate exceeds 1.25% for 20 of the last 30 consecutive business days. The three-month LIBOR rate at June 30, 2014 was 0.23%. Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business and other factors.

We are exposed to market risk from commodity pricing changes. We purchase significant amounts of soy, palm and canola oil, peanuts, rice products and egg whites to support the needs of our brands. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. These forward purchase commitments qualify as normal purchases and sales in the normal course of business and accordingly, do not qualify as derivatives under existing authoritative accounting guidance, namely ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” Based on the most recent prices for soy, palm and canola oil and peanuts, rice products and egg whites, as of June 30, 2014 we had commitments of $71.1 million. We also enter into derivative hedging arrangements with counterparties for vegetable oil. These derivatives must be net settled in cash and are marked-to-market each period within the consolidated statement of operations.

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

Item 4.    Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2014. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management's evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the six months ended June 30, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Transition of enterprise resource planning system

During the first and second quarters of 2014, the Company completed the process of installing an ERP system at one of its plants in the U.S. and one in Canada as part of a phased implementation schedule.  The installed ERP system was currently used by the legacy Company and will replace existing systems of acquired companies over the next several quarters.  The implementation of this ERP system involves changes in the Company’s procedures for internal control over financial reporting.  The Company follows a system implementation life cycle process that requires significant pre-implementation planning, design and testing.  The Company also conducted and will continue to conduct extensive post-implementation monitoring and process modifications to ensure that internal controls over financial reporting are properly designed.  The Company has not experienced any significant difficulties to date in connection with the implementation or the operation of this ERP system.

Note regarding acquisitions

In making our assessment of disclosure controls and procedures and of changes in internal control over financial reporting as of June 30, 2014, we have excluded certain of the operations of EVOL and Level. We are currently assessing the control environment of these acquired businesses. The portion of EVOL's and Level's net sales that is not integrated into our existing control and procedural environment constitutes 6.0% and 6.4% of our net sales for the three and six months ended June 30, 2014, respectively, and their total assets constitute 7.5% of our total assets as of June 30, 2014.

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

On February 21, 2013, a putative class action lawsuit relating to the labeling of Smart Balance® Fat Free Milk products was filed in the U.S. District Court for the Southern District of New York alleging that the label and marketing was misleading because, although the labels says “Fat Free Milk” the product contains 1g of fat from the Omega-3 fatty acid oil blend in the products. After our motion to dismiss was partially granted by the court, it answered the remaining allegations of the complaint, denying the substantive allegations. On July 8, 2014, without any admission of liability, we reached a settlement whereby we agreed to pay the two plaintiffs and their counsel $0.3 million in full and final settlement. The case was formally dismissed with prejudice on July 15, 2014.

On July 28, 2012, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of California claiming that the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products is false, misleading and deceptive (the "California Case"). The plaintiffs have moved to file a second amended complaint and to substitute a new class plaintiff. We are opposing both motions. A substantially similar class action lawsuit related to the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products was filed on August 9, 2012 in the Southern District of New York. In light of its similarity to the California Case, the Southern District of New York stayed all activity in the case pending a decision in the California Case on class certification. We believe the allegations contained in both of these complaints are without merit and we intend to vigorously defend ourselves against these allegations.

On August 29, 2012, legal proceedings were filed against us and others in Canada, Province of Quebec, District of Montreal, by Stepworth Holdings Inc. in connection with an indemnification claim made by us against Stepworth, which sold Glutino to us. In those legal proceedings, Stepworth seeks a declaration that it is not required to indemnify us for losses arising from a claim made by Osem and Carmit, two Glutino suppliers, against us. As such, it seeks a declaration that it is entitled to the purchase price for Glutino placed in escrow to cover indemnification claims made by us against Stepworth. In a related proceeding, on September 24, 2012, we filed proceedings in the same court in Canada against the Glutino suppliers and others, seeking a declaration that the suppliers' claims against us are not valid. On December 4, 2012, Osem filed proceedings against us, in the same Canadian court seeking $16.9 million (in Canadian dollars) for our reduction in the volume of purchases from Osem. We intend to vigorously defend ourselves in this litigation.

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

August 7, 2014	BOULDER BRANDS, INC. (Registrant)

/s/ Stephen B. Hughes
Stephen B. Hughes Chairman and Chief Executive Officer (Authorized officer of Registrant)

/s/ Christine Sacco
Christine Sacco Chief Financial Officer, Assistant Treasurer (Principal financial officer of Registrant)

Exhibit Index

10.1
Amendment Agreement, dated as of July 29, 2014, by and among GFA Brands, Inc., a Delaware corporation, as borrower, Boulder Brands, Inc., a Delaware corporation, as a guarantor, the other guarantors party thereto, the financial institutions party thereto, as lenders, and Citibank, N.A., as administrative agent (1)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 31, 2014.