Form 10-Q
period 2014-09-30
BOULDER BRANDS, INC.
filed 2014-11-06
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2014	Commission File Number 001-33595

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
Yes ☐     No ☒

As of November 4, 2014, the Registrant had 61,133,443 shares of common stock, par value $.0001 per share, outstanding.

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

•	the Company’s ability to drive compelling product innovation;

•	the loss of a significant customer or a significant reduction in purchase volume by any such customer;

•	erosion of the reputation of the Company’s brands;

•	adverse developments with respect to the sale of Smart Balance® buttery spreads products;

•	risks associated with maintaining and upgrading the Company’s manufacturing facilities in order to, among other things, keep up with demand, produce new products and increase margins;

•	the loss of a manufacturer or the inability of a manufacturer to fulfill its orders or to maintain the quality of its products;

•	the departure of one or more members of the Company’s executive management team;

•	risks related to the Company’s rapid growth, including the need to build an infrastructure and workforce sufficient to meet the growing demand for the Company’s products;

•	the termination of the Company’s relationship with Acosta, Inc. and/or Presence Marketing, Inc. to act as its primary sales agents for a significant portion of its products;

•	changes in consumer preferences and discretionary spending;

•	potential unavailability of necessary capital to fund the Company’s growth initiatives;

•	price increases;

•	the Company’s ability to protect its intellectual property;

•	the Company’s obligations under its principal license agreement with Brandeis University;

•	any sustained economic downturn in the U.S. and abroad and related consumer sentiment;

•	fluctuations in various food and supply costs as well as increased costs associated with product processing and transportation;

•	the Company’s ability to manage its supply chain effectively, including maintaining sufficient capacity to satisfy demand for its products;

•	regulation of the Company’s advertising;

•	adverse publicity or consumer concern regarding the safety and quality of food products or health concerns;

•	the absence of long-term contracts with the Company’s customers;

•	economic and political conditions in the U.S. and abroad;

•	foreign currency fluctuations;

•	the identification of new acquisition opportunities and the execution and integration of acquisitions;

•	the realization of the expected growth benefits from our acquisitions;

•	the risks involved in selling gluten-free products;

•	the Company’s internal control over financial reporting;

•	risks related to an increased number of employees, labor disputes and adverse employee relations;

•	risks associated with conducting business outside of the U.S.;

•	potential liabilities of litigation;

•	the potential unavailability of insurance for potential liabilities;

•	increases in costs of medical and other employee health and welfare benefits;

•	the failure of the Company’s information technology systems to operate effectively;

•	a further impairment in the carrying value of goodwill and other intangible assets;

•	volatility of the market price and trading volume of the Company’s common stock;

•	the numerous laws and governmental regulations the Company’s business operations may be subject to;

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

Part I.  Financial Information
Item 1. Financial Statements
BOULDER BRANDS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash	$18,907	$16,732
Accounts receivable, net of allowance of: $1,179 (2014) and $1,111 (2013)	59,642	45,307
Accounts receivable - other	4,695	2,868
Inventories	52,007	35,908
Prepaid taxes	8,021	7,087
Prepaid expenses and other assets	8,417	2,305
Deferred tax asset	5,770	5,832
Total current assets	157,459	116,039
Property and equipment, net	52,909	51,408
Other assets:
Goodwill	233,170	347,227
Intangible assets, net	195,067	242,296
Deferred costs, net	8,242	7,937
Investments, at cost	8,751	8,751
Other assets	2,103	1,825
Total other assets	447,333	608,036
Total assets	$657,701	$775,483
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$68,961	$67,316
Current portion of long-term debt	4,081	3,863
Total current liabilities	73,042	71,179
Long-term debt	302,059	292,344
Deferred tax liability	39,734	52,873
Contract payable	—	1,375
Other liabilities	4,874	1,393
Total liabilities	419,709	419,164

Commitments and contingencies
Boulder Brands, Inc. and Subsidiaries stockholders' equity:
Common stock, $.0001 par value, 250,000,000 shares authorized; 64,810,248 and 63,913,639 issued in 2014 and 2013, respectively and 61,119,585 and 60,222,976 outstanding in 2014 and 2013, respectively	6	6
Additional paid in capital	572,118	560,120
Accumulated deficit	(315,233)	(186,338)
Accumulated other comprehensive loss	(4,326)	(3,234)
Treasury stock, at cost (3,690,663 shares)	(15,595)	(15,595)
Total Boulder Brands, Inc. and Subsidiaries stockholders' equity	236,970	354,959
Noncontrolling interest	1,022	1,360
Total equity	237,992	356,319
Total liabilities and equity	$657,701	$775,483
See accompanying notes to the consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$133,865	$118,512	$388,065	$335,834
Cost of goods sold	83,422	70,242	244,319	195,699
Gross profit	50,443	48,270	143,746	140,135

Operating expenses:
Marketing	6,206	8,048	16,840	23,017
Selling	11,685	8,976	33,052	26,184
General and administrative	20,378	19,781	63,706	54,741
Restructuring, acquisition and integration-related costs	(186)	3,066	3,900	4,373
Goodwill and tradename impairment	150,507	—	150,507	—
Total operating expenses	188,590	39,871	268,005	108,315
Operating income (loss)	(138,147)	8,399	(124,259)	31,820

Other income (expense):
Interest expense	(5,341)	(11,242)	(13,906)	(20,891)
Other (expense) income, net	(580)	594	(714)	(910)
Total other (expense), net	(5,921)	(10,648)	(14,620)	(21,801)
Income (loss) before income taxes	(144,068)	(2,249)	(138,879)	10,019
Provision (benefit) for income taxes	(11,873)	(612)	(9,832)	4,601
Net income (loss)	(132,195)	(1,637)	(129,047)	5,418
Less: Net loss attributable to noncontrolling interest	36	55	150	59
Net income (loss) attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$(132,159)	$(1,582)	$(128,897)	$5,477

Earnings (loss) per share attributable to Boulder Brands, Inc. and Subsidiaries common stockholders:
Basic	$(2.17)	$(0.03)	$(2.12)	$0.09
Diluted	$(2.17)	$(0.03)	$(2.12)	$0.09

Weighted average shares outstanding:
Basic	61,032,874	59,605,890	60,803,632	59,539,397
Diluted	61,032,874	59,605,890	60,803,632	62,635,507

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(803)	492	(1,092)	(690)
Other comprehensive income (loss)	(803)	492	(1,092)	(690)
Comprehensive income (loss)	(132,998)	(1,145)	(130,139)	4,728
Less: Comprehensive loss attributable to noncontrolling interest	36	55	150	59
Comprehensive income (loss) attributable to Boulder Brands, Inc. and Subsidiaries	$(132,962)	$(1,090)	$(129,989)	$4,787

See accompanying notes to the consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(129,047)	$5,418
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	16,750	13,757
Amortization and write-off of deferred financing costs	1,399	7,599
Deferred income taxes	(14,000)	(61)
Excess tax benefit from stock-based payment arrangements	(4,548)	(1,820)
Stock-based compensation	7,162	7,032
Asset write-offs	584	2,395
Loss on disposal of property and equipment	192	217
Impairment loss	150,507	—
Changes in assets and liabilities:
Accounts receivable	(14,535)	(9,843)
Inventories	(16,367)	(4,689)
Prepaid expenses and other assets	(7,541)	933
Prepaid taxes	3,613	(642)
Accounts payable and accrued expenses	5,455	(395)
Net cash (used in) provided by operating activities	(376)	19,901
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	(4)	(6,180)
Purchase of investment	—	(8,751)
Purchase of property and equipment	(9,284)	(21,563)
Proceeds from disposal of property and equipment	28	102
Patent/trademark defense costs	(713)	(1,522)
Net cash (used in) investing activities	(9,973)	(37,914)
Cash flows from financing activities
Proceeds from issuance of long-term debt	26,933	270,800
Repayment of debt	(18,589)	(239,934)
Payments for loan costs	(1,433)	(3,743)
(Purchase of) contribution from noncontrolling interest	(280)	899
Shares withheld for payment of employee payroll taxes	(2,510)	(1,727)
Proceeds from exercise of stock options	3,892	1,519
Excess tax benefit from stock-based payment arrangements	4,548	1,820
Net cash provided by financing activities	12,561	29,634
Effects of exchange rate changes on cash and cash equivalents	(37)	(9)
Net increase in cash and cash equivalents for the period	2,175	11,612
Cash and cash equivalents - beginning of period	16,732	11,509
Cash and cash equivalents - end of period	$18,907	$23,121
Cash paid during the period for:
Income taxes	$172	$5,267
Interest	$11,161	$9,317

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

Revenue Recognition

We offer our customers and consumers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and advertising; such amounts are estimated and recorded as a reduction in revenue. For interim reporting, we estimate the total annual sales incentives for most programs and record a pro rata share in proportion to forecasted annual revenue. As a result, we have recorded a prepaid expense at September 30, 2014 of $4,249, which will be charged to expense over the remainder of the year.

Noncontrolling Interest

                In 2013, we acquired 80% of GlucoBrands, LLC, owner of Level Life Foods, or “Level,” for $2,400.  In February 2014, we acquired an additional 8% of Level for $238, thus decreasing the noncontrolling interest to 12%. In July 2014, we acquired approximately an additional 1% of Level for $42, thus decreasing the noncontrolling interest to approximately 11%.

Accumulated Other Comprehensive Loss

The change in Accumulated Other Comprehensive Loss from December 31, 2013 to September 30, 2014 of $1,092 includes $1,274 of losses on intra-entity foreign currency transactions that are of a long-term investment nature.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605, "Revenue Recognition," and most industry-specific guidance throughout the Codification. The standard requires entities to recognize the amount of revenue that reflects the consideration to which the company expects to be entitled in exchange for the transfer of promised goods or services to customers. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company is in the process of assessing the impact of the adoption of ASU 2014-09 on its financial position, results of operations, cash flows and financial statement disclosures.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern: Disclosures about an Entity’s Ability to Continue as a Going Concern." The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The Company is currently assessing the impact of the adoption of ASU No. 2014-15 on its financial position, results of operations and financial statement disclosures.

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
The following unaudited pro forma financial information presents our combined results as though the EVOL acquisition occurred on January 1, 2012.

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Net sales	$123,448	$348,278
Net income	$2,827	$10,637

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

3.     Financial Instruments and Fair Value Measurements

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

The following table presents assets and liabilities measured at fair value on a recurring basis and nonrecurring basis:

	Fair Value Measurements at Reporting Date
	September 30, 2014	December 31, 2013
Assets:
Recurring fair value measurements (1)
Deferred compensation (a)	$1,667	$1,381
Derivative assets (b)	330	283
Total recurring fair value measurements of assets	$1,997	$1,664

Nonrecurring fair value measurements (2)
Goodwill (3)	$58,073	$171,557
Tradename intangible asset (4)	65,669	102,115
Total nonrecurring fair value measurements of assets	$123,742	$273,672

Liabilities:
Recurring fair value measurements (1)
Deferred compensation (a)	$1,586	$1,393
Total recurring fair value measurements of liabilities	$1,586	$1,393

(1) All recurring fair value measurements were based upon significant other observable inputs (Level 2).

(a)	Deferred compensation assets are recorded in "Other assets" and deferred compensation liabilities are recorded in "Other liabilities" in the Consolidated Balance Sheets.
(b)    Derivative assets are recorded in "Accounts receivable - other."
(2) All nonrecurring fair value measurements were based upon unobservable inputs (Level 3).

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

(3) Goodwill for the Smart Balance reporting unit with a carrying amount of $171,557 was written down to its implied fair value of $58,073 during the three months ended September 30, 2014, resulting in an impairment charge of $113,484.
(4) The Smart Balance indefinite-lived tradename, with a carrying amount of $102,692, was written down to its implied fair value of $65,669 during the three months ended September 30, 2014, resulting in an impairment charge of $37,023.

The nonrecurring fair value measurements for Smart Balance goodwill and the Smart Balance tradename were calculated using a discounted cash flow approach, which includes unobservable inputs classified as Level 3 within the fair value hierarchy. The amount and timing of future cash flows was based on the Company’s most recent operational forecasts. The Company uses the assistance of an independent consulting firm to develop valuation assumptions. See Note 6 for additional discussion regarding the impairment of goodwill and tradename.

We use derivative financial instruments, principally commodity exchange contracts, to manage risks from fluctuations in commodity costs. Derivative financial instruments are not used for the purpose of creating speculative positions or for trading purposes. Related contracts are recorded in the balance sheet at fair value using market prices and rates prevailing at the balance sheet date obtained from independent exchanges. Changes in the fair value are recognized through earnings in the period in which they occur in "Other income (expense)" in the Consolidated Statement of Income and Comprehensive Income. Amounts recognized were gains of $445 and $342 for the three and nine months ended September 30, 2014, respectively, and a gain of $318 and loss of $3 for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014, we had in place commodity exchange contracts to hedge future vegetable oil purchases totaling 11.7 million pounds. Contracts are entered into having maturities of generally no more than twelve months.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

4.    Inventory

Inventories consist of the following:

	September 30, 2014	December 31, 2013
Finished product	$31,762	$23,950
Raw materials	20,245	11,958
Inventories	$52,007	$35,908

5.    Property and Equipment

Property and equipment, net consist of the following:

	September 30, 2014	December 31, 2013
Land	$559	$572
Buildings and improvements	2,457	2,511
Software development costs	10,905	8,911
Machinery and equipment	45,108	40,499
Furniture and fixtures	2,163	1,785
Leasehold improvements	11,198	10,891
Gross assets	72,390	65,169
Less: accumulated depreciation	(19,481)	(13,761)
Property and equipment, net	$52,909	$51,408

Depreciation expense was $2,241 and $6,470 for the three and nine months ended September 30, 2014, respectively, and $1,632 and $4,327 for the three and nine months ended September 30, 2013, respectively.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

6.    Goodwill and Intangible Assets

The following summarizes the changes in our goodwill, by segment:

	Balance	Natural	Total
Goodwill	$381,299	$95,928	$477,227
Accumulated impairment loss	(130,000)	—	(130,000)
Balance as of January 1, 2014	251,299	95,928	347,227
Impairment loss	(113,484)	—	(113,484)
Translation and other adjustments	—	(573)	(573)
Balance as of September 30, 2014	$137,815	$95,355	$233,170

	Balance	Natural	Total
Goodwill	$378,633	$73,558	$452,191
Accumulated impairment loss	(130,000)	—	(130,000)
Balance as of January 1, 2013	248,633	73,558	322,191
Goodwill acquired during the year	2,666	23,160	25,826
Translation adjustments	—	(790)	(790)
Balance as of December 31, 2013	$251,299	$95,928	$347,227

Intangible assets, net consisted of the following major classes as of September 30, 2014:

	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Translation Adjustments	Net Carrying Value
Patent technology	$46,057	$(33,871)	$—	$—	$12,186
Proprietary recipes	4,225	(1,564)	—	—	2,661
Non-compete agreement	600	(375)	—	—	225
Supply relationships	1,000	(492)	—	—	508
Customer relationships	63,962	(13,480)	—	(2,758)	47,724
Subscription database	2,900	(2,175)	—	—	725
Trademarks/tradenames	168,438	(381)	(37,023)	4	131,038
Intangible assets, net	$287,182	$(52,338)	$(37,023)	$(2,754)	$195,067

Intangible assets, net consisted of the following major classes as of December 31, 2013:

	Gross Carrying Amount	Accumulated Amortization	Translation Adjustments	Net Carrying Value
Patent technology	$45,919	$(29,113)	$—	$16,806
Proprietary recipes	4,225	(1,023)	—	3,202
Non-compete agreement	600	(200)	—	400
Supply relationships	1,000	(443)	—	557
Customer relationships	63,962	(9,515)	(1,859)	52,588
Subscription database	2,900	(1,740)	—	1,160
Trademarks/tradenames	167,862	(286)	7	167,583
Intangible assets, net	$286,468	$(42,320)	$(1,852)	$242,296

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

As of September 30, 2014 and December 31, 2013, the total carrying amount of indefinite-lived intangible assets included in the tables above under trademarks was $130,376 and $166,559, respectively.
Amortization expense was $3,424 and $10,280 for the three and nine months ended September 30, 2014, respectively, and $3,196 and $9,429 for the three and nine months ended September 30, 2013, respectively.  Based on our amortizable intangible assets as of September 30, 2014, amortization expense is expected to be approximately $3,384 for the remainder of 2014, $11,890 in 2015, $10,354 in 2016, $8,031 in 2017, $6,007 in 2018 and $5,674 in 2019.

Goodwill and tradename impairment

As required under ASC 350, “Goodwill and Other Intangible Assets,” we routinely review the carrying value of our net assets, including goodwill, to determine if any impairment has occurred. An assessment was conducted at June 30, 2014, at which time, based on existing conditions and management’s outlook, we determined there was no impairment. Due to the continued difficult environment for spreads and the Smart Balance brand’s lack of a key differentiator within the category, in early 2014, the Company began to implement a change in strategy to a non-GMO platform with respect to its Smart Balance spreads products. During the second quarter of 2014, the Company made capital investments relating to this strategy and also began to rollout the products to one of its largest customers. Initial performance at this customer, which the Company receives on a weekly basis, indicated that this transition to non-GMO was changing the trend by improving sales and serving to differentiate the Company’s Smart Balance spreads products and as such this was factored into the assumptions.

During the third quarter of 2014, our revenue, earnings expectations and long-term outlook for our Smart Balance reporting unit were not materializing as previously projected. In fact, the trend reversed at its largest customer and the initial improvement experienced after launching the non-GMO products did not significantly materialize at other conventional retailers. The rollout of the non-GMO products at other retailers occurred throughout the third quarter, as did the marketing support intended to drive consumer awareness. The Company analyzes performance at these customers via Nielsen consumption data, which is received on a monthly basis. As such, in connection with the annual operating plan for 2015, the Company made a strategic decision to substitute Earth Balance products for under-performing Smart Balance items and has lowered its long-term projections for Smart Balance. As a result, it became apparent that an indication of impairment was likely.

As such, in connection with the preparation of the September 30, 2014 financial statements, we performed an impairment test of our Smart Balance reporting unit goodwill following a two-step process as defined in ASC 350. The first step in this process compares the fair value of the Smart Balance reporting unit’s net assets, including goodwill, to its carrying value. If the carrying value exceeds the fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value is allocated to all assets and liabilities to determine the implied goodwill value. This allocation is similar to a purchase price allocation done under purchase accounting.

We determined the fair value of our Smart Balance reporting unit’s net assets primarily using a discounted cash flow (income) approach. Under the income approach, we used growth assumptions of our Smart Balance business we considered reasonable in light of current conditions and our change in strategies and goals. We also used numerous other assumptions including weighted average cost of capital to discount cash flows. Accordingly, the carrying value of our Smart Balance reporting unit’s net assets exceeded the estimated fair value of its net assets, indicating the second step of the impairment test was necessary.

To perform the second step of the impairment test, we, along with the help of an independent valuation firm, estimated the fair value of all of our Smart Balance reporting unit’s individual assets and liabilities, including identifiable intangible assets. The carrying value of current assets and liabilities, such as receivables, inventories and payables, were considered to be their fair value given their short-term nature. The carrying value of fixed assets were considered at their fair value since they were acquired in the last few years and are being depreciated or amortized in line with their useful life. The goodwill value implied from this analysis resulted in a goodwill impairment loss of $113.5 million at September 30, 2014.

In conjunction with performing an impairment test of goodwill in connection with the preparation of the September 30, 2014 financial statements, we also performed an impairment test of our Smart Balance indefinite-lived intangible asset, namely, its tradename. We used an income approach (relief-from-royalty method) to measure the fair value of this intangible. The result of this assessment indicated that the fair value of the tradename was below its carrying value and therefore an impairment loss of $37.0 million was recorded.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

For other long-lived intangible assets, namely patents, we performed an assessment of the recoverability in accordance with the general valuation requirements set forth under ASC Topic 360 “Accounting for the Impairment of Long-Lived Assets.” The result of this assessment indicated that no impairment existed for other long-lived intangible assets.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

7.    Restructuring and Other Actions

In 2013, we began a process to increase efficiency at our Udi’s manufacturing facilities, which involved the consolidation of several facilities into one new, state-of the art facility.  During 2013, charges of $2,395 were incurred for asset write-offs and $359 were incurred for related expenses associated with this restructuring effort. During the first three quarters of 2014, additional charges of $1,102 were incurred in connection with the Udi's facility consolidation, of which $518 were for lease exit costs, net of estimated subleases, and $584 were incurred for asset write-offs. In the first quarter of 2014, we also incurred additional charges associated with the restructuring of certain executive management positions. Restructuring charges are included in "Restructuring, acquisition and integration-related costs" in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table sets forth the activity affecting the restructuring accrual:

	Severance	Other Closure and Exit Costs	Total
Balance as of December 31, 2013	$6	$3	$9
Charges incurred	2,068	1,102	3,170
Cash payments	(2,027)	(231)	(2,258)
Other (1)	—	(584)	(584)
Adjustments	—	(3)	(3)
Balance as of September 30, 2014	$47	$287	$334

(1) Consists of asset write-offs.

The accrued restructuring costs as of September 30, 2014 of $334 are reflected in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets. The liabilities for other closure and exit costs primarily relate to contractually required lease obligations and other contractually committed costs associated with facilities that are no longer used.  We expect to pay the facility obligations through October 2020.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

8.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2014	December 31, 2013
Accounts payable	$34,268	$29,699
Accrued trade spend	10,265	6,774
Accrued payroll-related	4,681	4,282
Accrued freight	3,973	2,242
Current portion of contract payable	1,375	1,375
Accrued incentives	502	4,950
Accrued restructuring	334	9
Accrued other	13,563	17,985
Accounts payable and accrued expenses	$68,961	$67,316

9.    Long-Term Debt and Contract Payable

Long-term debt consists of the following:

	September 30, 2014	December 31, 2013
Term Loan	$297,194	$271,429
Revolving Facility	—	15,000
Capital lease	8,946	9,778
Total debt	306,140	296,207
Less: Current portion	4,081	3,863
Long-term debt	$302,059	$292,344

As of September 30, 2014, $115,000 was available for borrowing under the Revolving Facility (as defined below).

The interest rate for outstanding obligations at September 30, 2014 was 4.50% for the Term Loan (as defined below) while the commitment fee on the unused line was 0.50%.

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

Interest

Outstanding amounts under the Term Loan bears interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 3.50% or (b) a Base Rate (equal in this context to the greatest of (i) the Agent's prime rate, (ii) the federal funds rate plus 1/2 of 1.00% and (iii) LIBOR plus 1.00%) (but subject to a minimum of 2.00%) plus 2.50%. The Term Loan amortizes in equal quarterly installments of 0.25% of the initial principal amount beginning on September 30, 2013, with the balance due at maturity. The margin over LIBOR and the Base Rate for the Term Loan may be adjusted periodically based on the Company's ratio of first lien funded debt to consolidated EBITDA, with 3.50% per annum being the maximum LIBOR margin and 2.50% per annum being the maximum Base Rate margin established by such adjustment mechanism.

Outstanding amounts under the Revolving Facility initially bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 3.50% or (b) a Base Rate (equal in this context to the greatest of (i) the Agent's prime rate, (ii) the federal funds rate plus 1/2 of 1.00% and (iii) LIBOR plus 1.00%) plus 2.50%. The margin over LIBOR and the Base Rate for the Revolving Facility may be adjusted periodically based on the Company's ratio of total funded debt to consolidated EBITDA, with 3.50% per annum being the maximum LIBOR margin and 2.50% per annum being the maximum Base Rate margin established by such adjustment mechanism. The Borrowers are required to pay a commitment fee on the unused commitments under the Revolving Facility at a rate equal to 0.50% per annum.

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

Covenants

So long as any borrowings under the Revolving Facility are outstanding (other than letters of credit that have been cash collateralized in accordance with the terms of the Credit Facility) as of the last day of any fiscal quarter of the Company, the terms of the Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain a maximum total funded debt to consolidated EBITDA ratio of not more than 6.50 to 1.0, for any fiscal quarter ending prior to December 31, 2015, and decreasing to 6.0 to 1.0 for the fiscal quarter ending December 31, 2015 and each fiscal quarter thereafter. As of September 30, 2014, we were in compliance with our financial covenants.

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

Contract Payable and Capital Leases

In addition to the indebtedness under the Credit Facility, we have a contract payable of $1,375 representing the unpaid balance on a 2010 acquisition. This amount will be paid in the first quarter of 2015, together with related interest. As of September 30, 2014, this amount is due within twelve months and therefore included within "Accounts payable and accrued expenses" on the Consolidated Balance Sheet.

We have five capital leases resulting in $8,946 of capital lease obligations for certain of our manufacturing equipment as of September 30, 2014. These leases have terms that expire from June 30, 2015 through December 1, 2021.

Maturities

Under the Credit Facility and the contract payable, the Company and the Borrowers are required to pay the following amounts for their collective debt and contract obligations during the following years ending December 31:

Remainder of 2014	$1,016
2015	5,473
2016	4,157
2017	4,230
2018	4,279
Thereafter	290,478
Total	$309,633

10.    Stock-Based Compensation

Stock-based compensation consists of stock options and restricted stock units ("RSUs").

Total stock-based compensation expense for stock options and RSUs was $2,512 and $7,162 for the three and nine months ended September 30, 2014, respectively, and $3,267 and $7,032 for the three and nine months ended September 30, 2013, respectively.

Stock Options

We and our stockholders have authorized the issuance of up to 12,150,000 stock options under our Second Amended and Restated Stock and Awards Plan (the "Stock Plan").  As a result of the 2011 option exchange program (the "Option Exchange"), 432,178 of these options are no longer available to be granted. As of September 30, 2014, 464,222 options remained available for future grants.

During the third quarter of 2012, we adopted the Smart Balance, Inc. 2012 Inducement Award Plan which allows for the issuance of up to 1,300,000 inducement stock options to new employees. In the fourth quarter of 2013, an additional 2,000,000 inducement stock options were approved under this plan. The options have a ten-year term and an exercise price equal to the fair market value of our common stock on the date of grant. The options vest in four equal installments beginning on the first anniversary of the grant date. As of September 30, 2014, 893,750 options remained available for granting.

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

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Additional information with respect to stock option activity is as follows:

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding at December 31, 2013	12,429,954	$8.65	6.28
Options granted	1,355,748	14.64	9.41
Options exercised	(1,241,637)	6.87	5.53
Options canceled/forfeited	(741,279)	9.36	6.44
Options outstanding at September 30, 2014	11,802,786	$9.47	6.06
Exercisable at September 30, 2014	6,483,415	$7.69	4.88

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2014 was $7.75.

As of September 30, 2014, the total compensation cost related to non-vested awards not yet recognized was $22,583 with a weighted average remaining period of 1.9 years over which it is expected to be recognized.

We account for our stock-based compensation awards in accordance with GAAP for share-based payments, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

Stock-based compensation expense relating to stock options included in operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service period-based	$2,209	$1,781	$5,998	$4,522
Market price-based $16.00	—	483	—	578
Market price-based $16.75	—	21	6	83
Market price-based $20.25	3	27	33	80
Total	$2,212	$2,312	$6,037	$5,263

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

Restricted Stock Units

In September 2011, we began granting RSUs to certain board members and employees. These RSUs were issued under the Stock Plan and are subject to its terms and conditions. We issued RSUs where the compensation cost is recognized on a straight-line basis over the requisite period the holder is required to render service. We also issued market condition-based RSUs which vest when the underlying stock price closes at $8.00, $12.00 and $16.00 for 20 out of 30 consecutive trading days. We recognize compensation expense for the market price-based RSUs over the estimated vesting period, which was determined to be 1.43 years for the $8.00 awards, 2.92 years for the $12.00 awards and 3.90 years for the $16.00 awards. The $8.00 and $12.00 awards vested during 2012 and the $16.00 awards vested during 2013 as the required conditions were met. We recognized $300 and $1,125 of

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

stock-based compensation for our RSUs in the three and nine months ended September 30, 2014, respectively, and $955 and $1,769 in the three and nine months ended September 30, 2013, respectively.

Additional information with respect to RSU activity is as follows:

	Number of Outstanding Units	Weighted Average Remaining Life (Years)
RSUs outstanding (unvested) at December 31, 2013	420,000	2.23
RSUs granted	170,000	3.51
RSUs vested	(137,500)	—
RSUs outstanding (unvested) at September 30, 2014	452,500	2.27

11.    License

A portion of our business is dependent on our exclusive worldwide license of certain technology from Brandeis University. This license agreement, dated September 1996, imposes certain obligations upon us, such as diligently pursuing the development of commercial products under the licensed technology. The agreement for each country expires at the end of the term of each patent in such country and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that we have failed to meet our obligations under the license agreement, Brandeis could seek to limit or terminate our license rights. Royalties earned by Brandeis, which are included within "General and Administrative" expenses in the Consolidated Statement of Operations and Comprehensive Income, were $143 and $680 for the three and nine months ended September 30, 2014, respectively, and $342 and $910 for the three and nine ended September 30, 2013, respectively.

12.    Income Taxes

Our effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which we operate and the amount of taxable income we earn. The effective tax rate was 8.2% and 7.1% for the three and nine months ended September 30, 2014, respectively, primarily as a result of goodwill and tradename impairment charges which were treated as discrete items in the quarter, and 27.2% and 45.9% for the three and nine months ended September 30, 2013, respectively.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic and diluted earnings per share:
Numerator:
Net income (loss) attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$(132,159)	$(1,582)	$(128,897)	$5,477

Denominator:
Weighted average shares used in basic computation	61,033	59,606	60,804	59,539
Add: Stock options and RSUs	—	—	—	3,097
Weighted average shares used in diluted computation	61,033	59,606	60,804	62,636

Earnings (loss) per share, basic	$(2.17)	(0.03)	$(2.12)	$0.09
Earnings (loss) per share, diluted	$(2.17)	(0.03)	$(2.12)	$0.09

Diluted earnings per share excluded the weighted-average impact of the assumed exercise of approximately 12.3 million stock options and RSUs in both the three and nine months ended September 30, 2014, and approximately 12.3 million and 3.7 million stock options and RSUs in the three and nine ended September 30, 2013, respectively, because such impact would be anti-dilutive.

14.    Legal Proceedings and Contingencies

Commitments

In addition to those disclosed in the Company's 2013 Form 10-K, as of September 30, 2014, we had the following commitments:

Forward purchase commitments for a portion of our projected commodity requirements may be stated at a firm price or as a discount or premium from a future commodity market price. These commitments totaled approximately $80,651 as of September 30, 2014. The majority of these commitments are expected to be liquidated within one year.

In March, June and August 2014, we entered into amendments to existing building operating leases to extend the term and/or expand the amount of space under such leases.  The additional contractual payment obligations of the amendments to the leases as of September 30, 2014 are $229 for the remainder of 2014, $1,268 for 2015, $1,781 for 2016, $1,800 for 2017, $1,829 for 2018, $2,327 for 2019 and $8,748 thereafter.

Legal Proceedings

We are party to litigation in the normal course of business that we do not believe would have a material adverse effect on our business, results of operations or financial condition.

15.    Segments

With the Company's recent acquisitions, the Company's previous Natural and Smart Balance segments have evolved into its current Natural and Balance segments, which aligns with the way the Company began to operate its business in the first quarter

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

of 2014. The Natural segment consists of our Udi's, Glutino, Davies and EVOL branded products. The Balance segment consists of Smart Balance, Earth Balance and Level life branded products. Prior period amounts have been reclassified to conform with current period's presentation.

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

The contribution of our reportable segments to net sales and brand profit and the reconciliation to consolidated amounts are summarized below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Sales:
Natural	$83,460	$66,376	$236,921	$171,198
Balance	50,405	52,136	151,144	164,636
	$133,865	$118,512	$388,065	$335,834

Brand Profit:
Natural	$14,891	$13,958	$41,315	$38,954
Balance	18,344	18,000	55,031	53,549
Total reportable segments	33,235	31,958	96,346	92,503
Less:
General and administrative, excluding royalty expense (income), net	21,061	20,493	66,198	56,310
Restructuring, acquisition and integration-related costs	(186)	3,066	3,900	4,373
Goodwill and tradename impairment	150,507	—	150,507	—
Interest expense	5,341	11,242	13,906	20,891
Other (income) expense, net	580	(594)	714	910
Income (loss) before income taxes	$(144,068)	$(2,249)	$(138,879)	$10,019

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the September 30, 2014 Consolidated Financial Statements and the related Notes contained in this quarterly report on Form 10-Q for the quarter ended September 30, 2014 and our 2013 Form 10-K. Forward-looking statements in this section are qualified by the cautionary statements included under the heading “Cautionary Note Regarding Forward Looking Information,” above.

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

Restructuring

In 2013, we began a process to increase efficiency at our Udi’s manufacturing facilities, which involved the consolidation of several facilities into one new, state-of the art facility.  During 2013, charges of $2.4 million were incurred for asset write-offs and $0.4 million were incurred for related expenses associated with this restructuring effort. During the nine months ended September 30, 2014, additional charges of $1.1 million were incurred in connection with the Udi's facility consolidation, of which $0.5 million were for lease exit costs, net of estimated subleases, and $0.6 million were incurred for asset write-offs. In the first quarter of 2014, we also incurred additional charges associated with the restructuring of certain executive management positions.

Goodwill and tradename impairment

As required under ASC 350, “Goodwill and Other Intangible Assets,” we routinely review the carrying value of our net assets, including goodwill, to determine if any impairment has occurred. An assessment was conducted at June 30, 2014, at which time, based on existing conditions and management’s outlook, we determined there was no impairment. Due to the continued difficult environment for spreads and the Smart Balance brand’s lack of a key differentiator within the category, in early 2014, the Company began to implement a change in strategy to a non-GMO platform with respect to its Smart Balance spreads products. During the second quarter of 2014, the Company made capital investments relating to this strategy and also began to rollout the products to one of its largest customers. Initial performance at this customer, which the Company receives on a weekly basis, indicated that this transition to non-GMO was changing the trend by improving sales and serving to differentiate the Company’s Smart Balance spreads products and as such this was factored into the assumptions.

During the third quarter of 2014, our revenue, earnings expectations and long-term outlook for our Smart Balance reporting unit were not materializing as previously projected. In fact, the trend reversed at its largest customer and the initial improvement experienced after launching the non-GMO products did not significantly materialize at other conventional retailers. The rollout of the non-GMO products at other retailers occurred throughout the third quarter, as did the marketing support intended to drive consumer awareness. The Company analyzes performance at these customers via Nielsen consumption data, which is received on a monthly basis. As such, in connection with the annual operating plan for 2015, the Company made a strategic decision to substitute Earth Balance products for under-performing Smart Balance items and has lowered its long-term projections for Smart Balance. As a result, it became apparent that an indication of impairment was likely.

As such, in connection with the preparation of the September 30, 2014 financial statements, we performed an impairment test of our Smart Balance reporting unit goodwill following a two-step process as defined in ASC 350. The first step in this process compares the fair value of the Smart Balance reporting unit’s net assets, including goodwill, to its carrying value. If the carrying value exceeds the fair value, the second step of the impairment test is performed to measure the impairment. In the second step, the fair value is allocated to all assets and liabilities to determine the implied goodwill value. This allocation is similar to a purchase price allocation done under purchase accounting.

We determined the fair value of our Smart Balance reporting unit’s net assets primarily using a discounted cash flow (income) approach. Under the income approach, we used growth assumptions of our Smart Balance business we considered reasonable in light of current conditions and our change in strategies and goals. We also used numerous other assumptions including weighted average costs of capital to discount cash flows. Accordingly, the carrying value of our Smart Balance reporting unit’s net assets exceeded the estimated fair value of its net assets, indicating the second step of the impairment test was necessary.

To perform the second step of the impairment test, we, along with the help of an independent valuation firm, estimated the fair value of all of our Smart Balance reporting unit’s individual assets and liabilities, including identifiable intangible assets. The carrying value of current assets and liabilities, such as receivables, inventories and payables, were considered to be their fair value given their short-term nature. The carrying value of fixed assets were considered at their fair value since they were acquired in the last few years and are being depreciated or amortized in line with their useful life. The goodwill value implied from this analysis resulted in a goodwill impairment loss of $113.5 million at September 30, 2014.

In conjunction with performing an impairment test of goodwill in connection with the preparation of the September 30, 2014 financial statements, we also performed an impairment test of our Smart Balance indefinite-lived intangible asset, namely, its tradename. We used an income approach (relief-from-royalty method) to measure the fair value of this intangible. The result of this assessment indicated that the fair value of the tradename was below its carrying value and therefore an impairment loss of $37.0 million was recorded.

For other long-lived intangible assets, namely patents, we performed an assessment of the recoverability in accordance with the general valuation requirements set forth under ASC Topic 360 “Accounting for the Impairment of Long-Lived Assets.” The result of this assessment indicated that no impairment existed for other long-lived intangible assets.

Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions, except per share data)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Net sales	$133.9	$118.5	$15.4	13.0%	$388.1	$335.8	$52.3	15.6%
Cost of goods sold	83.4	70.2	13.2	18.8%	244.3	195.7	48.6	24.8%
Gross profit	50.4	48.3	2.1	4.5%	143.7	140.1	3.6	2.6%

Operating expenses:
Marketing	6.2	8.0	(1.8)	(22.9)%	16.8	23.0	(6.2)	(26.8)%
Selling	11.7	9.0	2.7	30.2%	33.1	26.2	6.9	26.2%
General and administrative	20.4	19.8	0.6	3.0%	63.7	54.7	9.0	16.4%
Restructuring, acquisition and integration-related costs	(0.2)	3.1	(3.3)	(106.1)%	3.9	4.4	(0.5)	(10.8)%
Goodwill and tradename impairment	150.5	—	150.5	NM	150.5	—	150.5	NM
Total operating expenses, net	188.6	39.9	148.7	373.0%	268.0	108.3	159.7	147.4%
Operating income (loss)	(138.1)	8.4	(146.5)	NM	(124.3)	31.8	(156.1)	(490.5)%

Interest expense	(5.3)	(11.2)	5.9	(52.5)%	(13.9)	(20.9)	7.0	(33.4)%
Other income (expense), net	(0.6)	0.6	(1.2)	(197.6)%	(0.7)	(0.9)	0.2	(21.5)%
Total other (expense)	(5.9)	(10.6)	4.7	(44.4)%	(14.6)	(21.8)	7.2	(32.9)%
Income (loss) before income taxes	(144.1)	(2.2)	(141.9)	NM	(138.9)	10.0	(148.9)	NM
Provision (benefit) for income taxes	(11.9)	(0.6)	(11.3)	NM	(9.8)	4.6	(14.4)	(313.7)%
Net income (loss)	(132.2)	(1.6)	(130.6)	NM	(129.0)	5.4	(134.4)	NM
Less: Net loss attributable to noncontrolling interest	—	0.1	(0.1)	(34.5)%	0.2	0.1	0.1	154.2%
Net income (loss) attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$(132.2)	$(1.6)	$(130.6)	NM	$(128.9)	$5.5	$(134.4)	NM
Earnings (loss) per share attributable to Boulder Brands, Inc. and Subsidiaries common stockholders:
Basic	$(2.17)	$(0.03)	$(2.14)	NM	$(2.12)	$0.09	$(2.21)	NM
Diluted	$(2.17)	$(0.03)	$(2.14)	NM	$(2.12)	$0.09	$(2.21)	NM
Note: Amounts may not add due to rounding.
NM = Not meaningful

Results of Operations for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net Sales

Total net sales of $133.9 million for the three months ended September 30, 2014 increased by $15.4 million, or 13.0%, from $118.5 million in 2013. The increase was related to an increase in our Natural segment net sales, partly offset by a decrease in our Balance segment net sales.

Net sales from our Natural segment of $83.5 million for the three months ended September 30, 2014 increased by $17.1 million from $66.4 million in 2013. The increase was related to increases in EVOL of $12.1 million (acquired in December 2013) and Udi’s products of $9.5 million, partly offset by a decrease in Glutino products of $4.5 million.

Net sales from our Balance segment of $50.4 million for the three months ended September 30, 2014 decreased by $1.7 million, or 3.3%, from $52.1 million in 2013. The decrease was primarily related to the decrease in volume of Smart Balance spreads and Smart Balance grocery products due to competitive promotional levels and continued consumer price sensitivity to premium products. The decrease in sales of Smart Balance spreads and grocery products was partly offset by an increase in sales of Earth Balance products. Volume decreases resulted in a decrease in net sales of approximately $1.7 million.

Cost of Goods Sold

Total cost of goods sold of $83.4 million for the three months ended September 30, 2014 increased by $13.2 million, or 18.8%, from $70.2 million in 2013. The increase was related to an increase in our Natural segment cost of goods sold, partly offset by a decrease in our Balance segment cost of goods sold.

Cost of goods sold for our Natural segment was $56.8 million for the three months ended September 30, 2014, an increase of $14.1 million from $42.7 million in 2013. The increase was related to increases in cost of goods sold for EVOL (acquired in December 2013) of $8.6 million and Udi's of $7.3 million, partly offset by a decrease in Glutino of $1.8 million. The increases primarily related to the increases in net sales as well as an increase in certain raw material costs. The decrease in Glutino related to the decrease in net sales.

Cost of goods sold for our Balance segment was $26.6 million for the three months ended September 30, 2014, a decrease of $1.0 million, or 3.5%, from $27.6 million in 2013. The decrease was primarily related to the decrease in net sales.

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

Total brand profit of $33.2 million for the three months ended September 30, 2014 increased by $1.2 million, or 4.0%, from $32.0 million in 2013. The increase was related to increases in brand profit for our Natural and Balance segments.

Brand profit from our Natural segment of $14.9 million for the three months ended September 30, 2014 increased by $0.9 million from $14.0 million in 2013. Gross profit increased $3.0 million in 2014 compared to 2013 and as a percentage of net sales was 31.9% for the three months ended September 30, 2014 compared to 35.7% during the same period in 2013. The decrease in margins primarily relates to increased costs for certain raw materials and an increase in plant capacity associated with a new production facility at Udi’s, which resulted in lower utilization. The increase in gross profit and a decrease in non-promotional marketing of $0.4 million were partly offset by an increase in selling expenses of $2.5 million.

Brand profit from our Balance segment of $18.3 million for the three months ended September 30, 2014 increased by $0.3 million, or 1.9%, from $18.0 million in 2013. Gross profit decreased $0.8 million in 2014 compared to 2013, and as a percentage of net sales was 47.2% in both the three months ended September 30, 2014 and 2013. The decrease in gross profit was more than offset by a decrease in non-promotional marketing of $1.5 million, partly offset by increases in selling expenses of $0.2 million and a decrease in royalty income, net of $0.1 million.

General and Administrative

General and administrative expenses of $20.4 million for the three months ended September 30, 2014 increased $0.6 million, or 3.0%, from $19.8 million in 2013. The increase primarily related to $1.1 million of severance and relocation expenses in 2014.

Restructuring, Acquisition and Integration-related Costs

Restructuring, acquisition and integration-related costs for the three months ended September 30, 2014 were $(0.2) million mainly relating to adjustments to sub-lease assumptions made on exited space. Restructuring, acquisition and integration-related costs for the three months ended September 30, 2013 were $3.1 million primarily due to the Udi’s facilities consolidation.

Goodwill and Tradename Impairment

During the third quarter of 2014, we recorded an impairment charge of $150.5 million, of which $113.5 million related to goodwill of our Smart Balance reporting unit and $37.0 million related to our Smart Balance tradename.

Total Other Income (Expense), Net

We had total other income (expense), net of $(5.9) million for the three months ended September 30, 2014 and $(10.6) million in the corresponding period in 2013. The results for 2014 and 2013 included interest expense of $(5.3) million and $(11.2) million, respectively.  Interest expense included write-offs of debt costs associated with the refinancing of our debt of $1.0 million in 2014 and $7.0 million in 2013. Also included in total other income (expense), net in 2014 were gains of $0.4 million on commodity hedging and currency translation losses of $(0.9) million. Also included in total other income (expense), net in 2013 were gains of $0.3 million on commodity hedging derivatives and currency translation gains of $0.2 million.

Benefit for Income Taxes

The benefit for income taxes for the three months ended September 30, 2014 was $11.9 million compared with $0.6 million in 2013. The effective tax rate for the three months ended September 30, 2014 was a benefit of 8.2% primarily as a result of goodwill and tradename impairment charges which were treated as discrete items in the quarter. The effective tax rate for the three months ended September 30, 2013 was a benefit of 27.2%.

Net Loss Attributable to Boulder Brands, Inc. and Subsidiaries Common Stockholders, or “Net Loss Attributable to Boulder Brands”

Our net loss attributable to Boulder Brands, Inc. for the three months ended September 30, 2014 was $132.2 million compared to $1.6 million in 2013. The $130.6 million increase in net loss was primarily due to the goodwill and intangible impairment charge in 2014 of $136.1 million, net of tax, partly offset by decreases in interest expense and restructuring, acquisition and integration-related costs, as well as an increase in the benefit for income taxes.

Results of Operations for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Net Sales

Total net sales of $388.1 million for the nine months ended September 30, 2014 increased by $52.3 million, or 15.6%, from $335.8 million in 2013. The increase was related to an increase in our Natural segment net sales, partly offset by a decrease in our Balance segment net sales.

Net sales from our Natural segment of $236.9 million for the nine months ended September 30, 2014 increased by $65.7 million from $171.2 million in 2013. The increase was primarily related to increases in Udi’s products of $34.6 million, EVOL of $30.5 million (acquired in December 2013), and Glutino products of $0.3 million.

Net sales from our Balance segment of $151.2 million for the nine months ended September 30, 2014 decreased by $13.5 million, or 8.2%, from $164.6 million in 2013. The decrease was primarily related to the licensing of milk in the third quarter of 2013 and a decrease in volume of Smart Balance spreads due to competitive promotional levels and continued consumer price sensitivity to premium products. The decrease in sales of Smart Balance spreads and milk was partly offset by an increase in sales of Earth Balance products. Volume decreases resulted in a decrease in net sales of approximately $12.3 million.

Cost of Goods Sold

Total cost of goods sold of $244.3 million for the nine months ended September 30, 2014 increased by $48.6 million, or 24.8%, from $195.7 million in 2013. The increase was related to an increase in our Natural segment cost of goods sold, partly offset by a decrease in our Balance segment cost of goods sold.

Cost of goods sold for our Natural segment was $163.8 million for the nine months ended September 30, 2014, an increase of $55.6 million from $108.2 million in 2013. The increase was primarily related to increases in cost of goods sold for Udi's of $31.9 million, EVOL (acquired in December 2013) of $22.1 million and Glutino of $1.6 million. The increases primarily related to the increases in net sales as well as an increase in certain raw material costs.

Cost of goods sold for our Balance segment was $80.5 million for the nine months ended September 30, 2014, a decrease of $7.0 million, or 8.0%, from $87.5 million in 2013. The decrease was primarily related to the decrease in net sales, partly offset by an increase in commodity costs.

Brand Profit

Total brand profit of $96.3 million for the nine months ended September 30, 2014 increased by $3.8 million, or 4.2%, from $92.5 million in 2013. The increase was related to increases in brand profit for our Natural and Balance segments.

Brand profit from our Natural segment of $41.3 million for the nine months ended September 30, 2014 increased by $2.3 million from $39.0 million in 2013. Gross profit increased $10.2 million in 2014 compared to 2013 and as a percentage of net sales was 30.9% for the nine months ended September 30, 2014 compared to 36.8% during the same period in 2013. The decrease in margins primarily relates to increased costs for certain raw materials and an increase in plant capacity associated with a new production facility at Udi’s, which resulted in lower utilization. The increase in gross profit was partly offset by increases in selling expenses of $7.6 million and non-promotional marketing of $0.5 million.

Brand profit from our Balance segment of $55.0 million for the nine months ended September 30, 2014 increased by $1.5 million, or 2.8%, from $53.5 million in 2013. Gross profit decreased $6.6 million in 2014 compared to 2013, and as a percentage of net sales was 46.7% for the nine months ended September 30, 2014 compared to 46.9% during the same period in 2013. The decrease in gross profit was more than offset by decreases in non-promotional marketing of $6.7 million and selling expenses of $0.7 million and an increase in royalty income, net of $0.7 million.

General and Administrative

General and administrative expenses of $63.7 million for the nine months ended September 30, 2014 increased $9.0 million, or 16.4%, from $54.7 million in 2013. The increase primarily related to increased compensation and benefits of approximately $3.7 million primarily due to increased headcount and the inclusion of EVOL, acquired in December 2013. The increase also related to $1.9 million of severance, relocation expenses and a settlement of a class action lawsuit and a $1.3 million increase in depreciation and amortization expense primarily relating to the inclusion of EVOL.

Restructuring, Acquisition and Integration-related Costs

Restructuring, acquisition and integration-related costs for the nine months ended September 30, 2014 were $3.9 million, comprised of restructuring costs associated with the consolidation of several of Udi’s manufacturing facilities and the restructuring of certain executive management positions of $3.2 million and acquisition and integration-related costs of $0.7 million, primarily related to the acquisition of EVOL. Restructuring, acquisition and integration-related costs for the nine months ended September 30, 2013 were $4.4 million primarily due to the acquisitions of Udi's and Davies, as well as certain restructuring charges associated with facilities consolidation at Udi's.

Goodwill and Tradename Impairment

During the third quarter of 2014, we recorded an impairment charge of $150.5 million, of which $113.5 million related to goodwill of our Smart Balance reporting unit and $37.0 million related to our Smart Balance tradename.

Total Other Income (Expense), Net

We had total other expenses, net of $(14.6) million for the nine months ended September 30, 2014 and $(21.8) million in the corresponding period in 2013. The results for 2014 and 2013 included interest expense of $(13.9) million and $(20.9) million, respectively.   Interest expense included write-offs of debt costs associated with the refinancing of our debt of $1.0 million in 2014 and $7.0 million in 2013. Also included in total other income (expense), net in 2014 were currency translation losses of $(0.7) million, other taxes of $(0.3) million and gains of $0.3 million on commodity hedging. Also included in total other income (expense), net in 2013 were currency translation losses of $(0.5) million, other taxes of $(0.3) million and the loss on disposal of certain equipment of $(0.2) million.

Provision/Benefit for Income Taxes

The benefit for income taxes for the nine months ended September 30, 2014 was $9.8 million compared with a provision of $4.6 million in 2013. The effective tax rate for the nine months ended September 30, 2014 was 7.1% primarily as a result of goodwill and tradename impairment charges which were treated as discrete items in the quarter. The effective tax rate for the nine months ended September 30, 2013 was 45.9%.

Net Income (Loss) Attributable to Boulder Brands, Inc. and Subsidiaries Common Stockholders, or “Net Income (Loss) Attributable to Boulder Brands”

Our net loss attributable to Boulder Brands, Inc. for the nine months ended September 30, 2014 was $128.9 million compared to net income of $5.5 million in 2013. The $134.4 million decrease was primarily due to the goodwill and intangible impairment charge in 2014 of $136.1 million, net of tax, partly offset by a decrease in interest expense and an increase in the benefit for income taxes.

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

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Sales:
Natural	$83.5	$66.4	$236.9	$171.2
Balance	50.4	52.1	151.1	164.6
	$133.9	$118.5	$388.1	$335.8

Brand Profit:
Natural	$14.9	$14.0	$41.3	$39.0
Balance	18.3	18.0	55.0	53.5
Total reportable segments	33.2	32.0	96.3	92.5
Less:
General and administrative, excluding royalty expense (income), net	21.1	20.5	66.2	56.3
Restructuring, acquisition and integration-related costs	(0.2)	3.1	3.9	4.4
Goodwill and tradename impairment	150.5	—	150.5	—
Interest expense	5.3	11.2	13.9	20.9
Other expense	0.6	(0.6)	0.7	0.9
Income (loss) before income taxes	$(144.1)	$(2.2)	$(138.9)	$10.0
Note: Amounts may not add due to rounding.

Liquidity and Capital Resources

Cash Flows

As of September 30, 2014, we had cash and cash equivalents of $18.9 million, an increase of $2.2 million from December 31, 2013. The following table summarizes the change:

	Nine Months Ended September 30,
(in millions)	2014	2013	$ Change
Cash provided by (used in):
Operating activities	$(0.4)	$19.9	$(20.3)
Investing activities	(10.0)	(37.9)	27.9
Financing activities	12.6	29.6	(17.0)
Net change in cash and cash equivalents	$2.2	$11.6	$(9.4)
Note: Amounts may not add due to rounding.

Cash used in operating activities was $0.4 million for the nine months ended September 30, 2014 compared to cash provided of $19.9 million in the corresponding period in 2013. This change was mostly due to increased working capital needs as well as a decrease in net income before depreciation and amortization.

Cash used in investing activities decreased $27.9 million to $10.0 million in the nine months ended September 30, 2014 from $37.9 million in 2013, primarily due to lower capital expenditures in 2014 compared to 2013 as well as the acquisitions of Davies and Level and an investment purchase in 2013.

We generated $17.0 million less cash from financing activities during the nine months ended September 30, 2014 compared with the same period in 2013, primarily due to the decreased borrowings under our Term Loan (as defined below) in the 2014 period.

Liquidity

Our liquidity planning is largely dependent on our operating cash flows, which is highly sensitive to changes in demand, operating costs and pricing for our major products. While changes in key operating costs, such as outsourced production, advertising, promotion and distribution, may adversely affect cash flows, we have been able to continue to generate significant cash flows by adjusting costs. Our principal liquidity requirements are to finance current operations, pay down existing indebtedness and fund future expansion. Under our Credit Facility (as defined below), we can also repurchase common stock subject to the satisfaction of certain conditions. No shares were repurchased during the nine months ended September 30, 2014. Currently, our primary source of liquidity is cash generated by operations. We may from time to time, depending on market conditions, seek to refinance our debt, issue debt or equity securities or engage in other capital markets or financing activities. However, there can be no assurance that we will consummate such transactions.

We believe that cash flows generated from operations, existing cash and cash equivalents and borrowing capacity under our Revolving Facility should be sufficient to finance working capital requirements for our business for the foreseeable future.

As of September 30, 2014, $115.0 million was available for borrowing under our Credit Facility and we had $18.9 million of cash.
Financing

As of September 30, 2014, we had $297.2 million outstanding under the Term Loan (as defined below) and no borrowings outstanding under our Revolving Facility.

Cash paid for interest during the nine months ended September 30, 2014 was $11.2 million. The interest rates for outstanding obligations at September 30, 2014 were 4.50% for the Term Loan while the commitment fee on the unused line was 0.50%.

During the nine months ended September 30, 2014, we repaid $1.4 million under the Term Loan.

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

As of September 30, 2014, we were in compliance with our financial covenants.

Interest

Outstanding amounts under the Term Loan bears interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 3.50% or (b) a Base Rate (equal in this context to the greatest of (i) the Agent's prime rate, (ii) the federal funds rate plus 1/2 of 1.00% and (iii) LIBOR plus 1.00%) (but subject to a minimum of 2.00%) plus 2.50%. The Term Loan amortizes in equal quarterly installments of 0.25% of the initial principal amount beginning on September 30, 2013, with the balance due at maturity. The margin over LIBOR and the Base Rate for the Term Loan may be adjusted periodically based on the Company's ratio of first lien funded debt to consolidated EBITDA, with 3.50% per annum being the maximum LIBOR margin and 2.50% per annum being the maximum Base Rate margin established by such adjustment mechanism.

Outstanding amounts under the Revolving Facility initially bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 3.50% or (b) a Base Rate (equal in this context to the greatest of (i) the Agent's prime rate, (ii) the federal funds rate plus 1/2 of 1.00% and (iii) LIBOR plus 1.00%) plus 2.50%. The margin over LIBOR and the Base Rate for the Revolving Facility may be adjusted periodically based on the Company's ratio of total funded debt to consolidated EBITDA, with 3.50% per annum being the maximum LIBOR margin and 2.50% per annum being the maximum Base Rate margin established by such adjustment mechanism. The Borrowers are required to pay a commitment fee on the unused commitments under the Revolving Facility at a rate equal to 0.50% per annum.

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

Contract Payable and Capital Leases

In addition to the indebtedness under our Credit Facility, we have a contract payable of $1.4 million representing the unpaid balance on a 2010 acquisition. This amount will be paid in the first quarter of 2015, together with related interest. As of September 30, 2014, this amount is included within "Accounts payable and accrued expenses" on the Consolidated Balance Sheet.

We have five capital leases resulting in $8.9 million of capital lease obligations for certain of our manufacturing equipment as of September 30, 2014. These leases have terms that expire from June 30, 2015 through December 1, 2021.

Maturities

Under the Credit Facility and the contract payable, the Company and the Borrowers are required to pay the following amounts for their collective debt and contract obligations during the years ending December 31 (in millions):

Remainder of 2014	$1.0
2015	5.5
2016	4.2
2017	4.2
2018	4.3
Thereafter	290.5
Total	$309.7

Contractual Obligations

In March, June and August 2014, we entered into amendments to existing building operating leases to extend the term and/or expand the amount of space under such leases.  The additional contractual payment obligations of the amendments to the leases as of September 30, 2014 are $0.2 million for the remainder of 2014, $1.3 million for 2015, $1.8 million for 2016, $1.8 million for 2017, $1.8 million for 2018, $2.3 million for 2019 and $8.7 million thereafter. Besides the foregoing, there has been no material change to our contractual obligations as disclosed in our 2013 Form 10-K, other than those disclosed in the Notes to our Consolidated Financial Statements contained herein.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks due primarily to changes in interest rates on our variable interest rate debt. The impact on earnings is subject to change as a result of movements in market rates. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction of future pre-tax earnings of approximately $3.0 million per year. Under our Credit Facility, we are subject to changes in interest rates, but are not required to enter into an interest rate swap until the market LIBOR rate exceeds 1.25% for 20 of the last 30 consecutive business days. The three-month LIBOR rate at September 30, 2014 was 0.23%. Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business and other factors.

We are exposed to market risk from commodity pricing changes. We purchase significant amounts of soy, palm and canola oil, peanuts, rice products and egg whites to support the needs of our brands. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. These forward purchase commitments qualify as normal purchases and sales in the normal course of business and accordingly, do not qualify as derivatives under existing authoritative accounting guidance, namely ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” Based on the most recent prices for soy, palm and canola oil and peanuts, rice products and egg whites, as of September 30, 2014 we had commitments of $80.7 million. We also enter into derivative hedging arrangements with counterparties for vegetable oil. These derivatives must be net settled in cash and are marked-to-market each period within the consolidated statement of operations.

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

Item 4.    Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2014. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management's evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the three months ended September 30, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Note regarding acquisitions

In making our assessment of disclosure controls and procedures and of changes in internal control over financial reporting as of September 30, 2014, we have excluded certain of the operations of EVOL. We are currently assessing the control environment of this acquired business. The portion of EVOL's net sales that is not integrated into our existing control and procedural environment constitutes 0.0% and 3.9% of our net sales for the three and nine months ended September 30, 2014, respectively, and their total assets constitute 8.8% of our total assets as of September 30, 2014.

Part II.    Other Information

Item 1.    Legal Proceedings

We are currently involved in the following legal proceedings:

In 2007, three parties filed Oppositions to European Patent No. 0820307 relating to increasing the HDL level and the HDL/LDL ratio in human serum by balancing saturated and polyunsaturated dietary fatty acids. In July 2010, a hearing was held on this matter in Munich, Germany, and the patent panel ruled against us. We have appealed the ruling. The appeal is fully briefed and oral proceedings are scheduled for March 10, 2015. We believe that neither this proceeding, nor its ultimate outcome, will have any material adverse effect on our business.

On February 21, 2013, a putative class action lawsuit relating to the labeling of Smart Balance® Fat Free Milk products was filed in the U.S. District Court for the Southern District of New York alleging that the label and marketing was misleading because, although the labels says “Fat Free Milk” the product contains 1g of fat from the Omega-3 fatty acid oil blend in the products. After our motion to dismiss was partially granted by the court, it answered the remaining allegations of the complaint, denying the substantive allegations. On July 8, 2014, without any admission of liability, we reached a settlement whereby we agreed to pay the two plaintiffs and their counsel $0.3 million in full and final settlement. The settlement payment was made and the case was formally dismissed with prejudice on July 15, 2014. The matter is now fully and finally concluded.

On July 28, 2012, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of California claiming that the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products is false, misleading and deceptive (the "California Case"). The plaintiffs filed a Second Amended Complaint and substituted a new plaintiff. We moved to dismiss the Second Amended Complaint. That motion is pending. A substantially similar class action lawsuit related to the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products was filed on August 9, 2012 in the Southern District of New York. In light of its similarity to the California Case, the Southern District of New York stayed all activity in the case pending a decision in the California Case on class certification. We believe the allegations contained in both of these complaints are without merit and we intend to vigorously defend ourselves against these allegations.

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

November 6, 2014	BOULDER BRANDS, INC. (Registrant)

/s/ Stephen B. Hughes
Stephen B. Hughes Chairman and Chief Executive Officer (Authorized officer of Registrant)

/s/ Christine Sacco
Christine Sacco Chief Financial Officer (Principal financial officer of Registrant)

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