Form 10-K
period 2014-12-31
BOULDER BRANDS, INC.
filed 2015-02-26
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter ($14.18), as reported on the Nasdaq Global Market was approximately $822 million.
As of February 24, 2015, there were 61,268,908 shares of common stock, par value $.0001 per share, of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement in connection with its 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

BOULDER BRANDS, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report on Form 10-K, or "Annual Report," that are not historical facts, including statements about the Company's plans, strategies, beliefs and expectations, are forward-looking and subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may include use of the words “expect”, “anticipate”, “plan”, “intend”, “project”, “may”, “believe” and similar expressions. Actual results may differ materially from such forward-looking statements for a number of reasons, including the risks and uncertainties set forth in "Item 1A. Risk Factors," located in Part I of this Annual Report, as well as the following factors:

•
the Company’s ability to implement its growth strategy, including without limitation enhancing the recognition and appeal of its brands, increasing distribution of its existing products across multiple channels, attracting new consumers to its products, and introducing new products and product extensions;

•	the Company’s ability to manage its supply chain effectively, including maintaining sufficient capacity and appropriate inventory levels to satisfy demand for its products;

•	the Company’s ability to drive compelling product innovation;

•	lack of growth in consumer demand for packaged food products in the health and wellness space, including gluten free products, generally and for the Company’s products in particular;

•	the Company’s ability to maintain distribution, particularly at key customer accounts;

•	the Company’s ability to generate purchase volume while maintaining or growing profitability;

•
the Company’s ability to maintain the health of its brands, and to prevent erosion of the reputation or appeal of the Company’s brands, through sufficient and effective marketing of, and investment in, the brands;

•	continued adverse developments with respect to the sale of the Company’s buttery spreads and related products;

•	adverse developments with respect to the demand for the Company’s gluten free products, including as a result of customer and consumer shifts to private label brands;

•	risks associated with maintaining and upgrading the Company’s manufacturing facilities in order to, among other things, keep up with demand, produce new products and increase margins;

•	the loss of a manufacturer or the inability of a manufacturer to timely fulfill the Company’s orders or to maintain the quality of its products;

•	the departure of one or more members of the Company’s executive management team;

•	risks related to the Company’s rapid growth, including the need to build and enhance its infrastructure and workforce sufficient to meet the growing demand for the Company’s products;

•	the termination of the Company’s relationship with Acosta, Inc. and/or Presence Marketing, Inc. to act as its primary sales agents for a significant portion of its products;

•	changes in consumer preferences and discretionary spending;

•	potential unavailability of necessary capital to fund the Company’s obligations and growth initiatives;

•	the Company’s ability to maintain existing pricing on its products and, where appropriate, effectuate price increases;

•	the Company’s ability to protect its intellectual property;

•	the expiration of certain patents utilized in some of the Company’s Balance segment products;

•	any sustained economic downturn in the U.S., Canada or abroad and related consumer sentiment;

•	fluctuations in various food and supply costs as well as increased costs associated with product processing and transportation;

•	regulation of the Company’s advertising;

•	adverse publicity or consumer concern regarding the safety and quality of food products or health concerns;

•	the absence of long-term contracts with the Company’s customers;

•	economic and political conditions in the U.S. and abroad;

•	foreign currency fluctuations;

•	the identification of new acquisition opportunities and the execution and integration of acquisitions;

•	the realization of the expected growth benefits from our acquisitions;

•	the risks involved in manufacturing gluten free products;

•	the Company’s internal control over financial reporting;

•	risks related to an increased number of employees, labor disputes and adverse employee relations;

•	risks associated with conducting business outside of the U.S.;

•	potential liabilities of litigation;

•	the potential unavailability of insurance for potential liabilities;

•	increases in costs of medical and other employee health and welfare benefits;

•	the failure of the Company’s information technology systems to operate effectively and securely;

•	a further impairment in the carrying value of goodwill and other intangible assets;

•	volatility of the market price and trading volume of the Company’s common stock;

•	the numerous laws and governmental regulations the Company’s business operations may be subject to;

•
liabilities resulting from claims, including defense costs and negative publicity, should the consumption of any food or beverage products manufactured or marketed by the Company cause injury, illness or death;

•	risks that customers will not accept the Company’s products for their stores or set reasonable prices for the Company’s products;

•	changes in retail distribution arrangements and the trend toward fewer products stocked at retail;

•	competition; and

•	the Company’s cash requirements and debt, including compliance with financial covenants that restrict the Company’s operations.

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

PART I
Item 1. Business

Our Company

Boulder Brands is a leader in the natural foods industry and is committed to creating food solutions that give people opportunities to improve their lives, one product at a time. The Company’s health and wellness platform consists of brands that target specific health trends: the Glutino® and Udi’s® Gluten Free brands for gluten free diets; the Earth Balance® brand for plant-based diets; the Level Life™ brand for diabetic diets; EVOL® branded foods for consumers seeking convenient foods made with pure and simple ingredients; and the Smart Balance® brand for heart healthier diets. We distribute our products in all major retail channels, including natural, grocery, club and mass merchandise, and we also have a presence in the foodservice and industrial channels. The Company’s stated purpose is to “Lead change and improve lives.” Our promise is to empower people, respect our planet, create profit and build brave brands. Our principles embody humility, accountability, collaboration, tenacity, wellness and transparency.

Key Strategies

The Company has experienced meaningful growth over the past several years through both internal growth and acquisitions. Sustainable growth and improved profitability remain our key focal points at this stage in the Company’s lifecycle. Our primary operating strategies for our brands and products include:

(1)
Renovation and Innovation: Renovating our existing products and brands through continuous improvement with a focus on improving product quality and profit margin; and delivering compelling new product innovation with a focus on current foods and ingredients that address consumer trends;

(2)	Distribution: Maintaining and expanding distribution for our brands in established and newer channels such as club, drug and foodservice;

(3)
Investments in Operations: Investing, developing and integrating our systems, processes, infrastructure and human resources so we can continue to pursue our growth strategies with a focus on gaining efficiencies through manufacturing and supply chain;

(4)	Profitability: Building long-term profitable growth through our margin improvement processes; and

(5)
Acquisitions: Acquiring health and wellness food companies that emanate from the natural channel, address a consumer concern with unique and innovative recipes or ingredients and with brands that are category elastic.

Our brands give us a broad platform with which to introduce new products and create further innovation. We are focused on introducing new products (and extensions of existing products), expanding distribution of our products, and attracting new customers and consumers to our brands. Our Natural segment brands, Udi's, Glutino, and EVOL are expected to grow through distribution gains at retail and product innovation, both increasing sales to existing customers and consumers and attracting new customers and consumers, and to increase profitability through manufacturing and supply chain efficiencies. We continue to focus on maintaining the profitability of our Balance segment, while improving the quality of Smart Balance buttery spreads vis-a-vis the competition, as well as expanding distribution for our Earth Balance brand. We also plan to continue to seek out and selectively pursue acquisition opportunities of attractive brands in the health and wellness space. As our business grows, we focus on building our infrastructure, consolidating facilities and building our management team at all layers of the business.

Corporate History

We were incorporated in Delaware on May 31, 2005 under the name Boulder Specialty Brands, Inc. in order to serve as a vehicle for the acquisition of a then-unidentified operating business and/or brand in the consumer food and beverage industry. On May 21, 2007, we completed a merger with GFA Brands, Inc., or “GFA,” which owned and marketed the Smart Balance line of products, among others. GFA became our wholly-owned subsidiary and is currently one of our operating entities. After the merger, the Boulder Specialty Brands, Inc. corporate name was changed to Smart Balance, Inc.

On August 3, 2011, we acquired Glutino Food Group, or “Glutino.” Glutino became our wholly-owned subsidiary and is currently one of our operating entities. Pursuant to the share purchase agreement for the Glutino acquisition, we paid an aggregate of $66.3 million in cash consideration. The cash consideration for the acquisition was funded with borrowings under our revolving credit facility.

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

On May 1, 2013, we acquired Davies, a United Kingdom based gluten free bakery and bread manufacturer, for approximately $3.9 million, and we operate this business under the name, Boulder Brands UK, Ltd (“BBUK”).

On July 10, 2013, we acquired 80% of GlucoBrands, LLC, owner of Level Life, or "Level," for $2.4 million. In connection with this acquisition, we simultaneously entered into a call agreement with the sellers, whereby we have the right, but not the obligation, to purchase the remaining equity interests in GlucoBrands, LLC, starting on January 1, 2016, at an amount based on certain predefined profit metrics. In February 2014, we acquired an additional 8% of Level for $0.2 million, and in July 2014, we acquired approximately an additional 1% of Level for $42 thousand. Level provides convenient food products to consumers which help them create a diabetes-friendly diet as part of their daily management of diabetes.

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

On December 31, 2013, Udi’s was merged into GFA. On December 31, 2014, Phil's Fresh Foods was merged into GFA, and we now operate GFA under the name Boulder Brands, USA, Inc.

In October, 2014, GFA acquired 100% of the assets of a natural foods research and development firm called Real Food Matters, LLC (“RFM”) for $0.8 million.

These transactions have been accounted for using the acquisition method of accounting in accordance with GAAP and the operating results of the acquisitions are included in our consolidated statement of operations.

Our Business Segments

With the Company's acquisitions, its previous Natural and Smart Balance segments have evolved into the Company's current Natural and Balance segments, which align with the way the Company began to operate its business in the first quarter of 2014. The Natural segment consists of our Udi's, Glutino and EVOL branded products. The Balance segment consists of Smart Balance, Earth Balance and Level Life branded products. Prior period amounts have been reclassified to conform with current period's presentation.

In the years ended December 31, 2014, 2013 and 2012, net sales in our Natural segment were $314.3 million, $237.4 million and $122.6 million, respectively, and net sales in our Balance segment were $202.3 million, $223.9 million and $247.0 million, respectively. In the years ended December 31, 2014, 2013 and 2012, net sales in the U.S. were $462.5 million, $412.4 million and $342.3 million, respectively, and net sales internationally were $54.1 million, $48.9 million and $27.3 million, respectively. For further information on our business segments, including financial information for the years ended December 31, 2014, 2013 and 2012, see Note 17 to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8- Financial Statements and Supplementary Data.”

Natural Segment

Products sold by the Natural segment include Udi's, Glutino, and EVOL branded products.

Udi's

We have marketed Udi's products since our acquisition of Udi's in July 2012. We believe Udi's is the leading gluten free brand in North America, focusing primarily on gluten free bread and baked goods.  In addition, Udi's markets other gluten free products including frozen pizza and granola. Our UK subsidiary, BBUK, markets a variety of gluten free foods in the United Kingdom, primarily under the Udi’s brand. Major Udi’s product categories include:

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
•Chips, such as aged cheddar ancient grain crisps and sea salt ancient grain crisps
•Granola, in flavors such as gluten free original, gluten free vanilla, gluten free cranberry and gluten free au naturel
•Granola bars, in favors such as chocolate chip, cranberry almond and ancient grain

•	Muffins and cinnamon rolls, such as cinnamon rolls, blueberry muffins, double chocolate muffins, lemon streusel muffins, double vanilla muffins, pumpkin muffins and blueberry oat muffin tops
•Pizza and crust, including three cheese pizza, pepperoni, margarita pizza, pizza crusts and spinach & feta pizza
•Tortillas, in various sizes

Glutino

      We have marketed Glutino products since our acquisition of Glutino in August 2011. Glutino offers a wide range of shelf stable and frozen gluten free products, including snack foods, frozen baked goods, and baking mixes, throughout the United States and Canada. Major Glutino product categories include:

•
Chips, crisps & pretzels, such as salted potato chips, sour cream and onion potato chips, BBQ potato chips, tortilla & dippers, pretzel chips, pretzel sticks, pretzel twists, chocolate covered pretzels, yogurt covered pretzels and bagel chips

•	Baking mixes, such as mixes for sugar cookies, pancakes, chocolate brownies, cornbread, yellow cake, muffins, chocolate chip cookies, flour, pizza crust, pie crust and chocolate cake

•	English muffins

•	Breads

•	Breakfast bars, including flavors such as apple, blueberry, cherry, strawberry, wildberry, chocolate banana and chocolate peanut

•	Cookies and wafers, such as chocolate chip cookies, vanilla cream cookies, milk chocolate wafers, vanilla wafers and lemon wafers

•	Crackers, such as sea salt crackers, cheddar crackers, table crackers, multigrain crackers and vegetable crackers

•	Toaster pastries, in flavors such as apple cinnamon and strawberry

EVOL

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

•	Single and multiserve meals, such as chicken tikka masala, butternut squash & sage ravioli, macaroni & cheese, teriyaki chicken, lemongrass chicken, chicken tandoori, and chicken penne pomodoro

•	Quesadillas, including fire grilled streak, chipotle chicken, and gluten free chicken

Balance Segment

The Balance segment includes products sold under the Smart Balance, Earth Balance and Level Life brands.

Smart Balance

The Smart Balance line of products was introduced in 1996 with the launch of our buttery spreads products. The Smart Balance line of products is available in a variety of categories, formats and sizes in the supermarket, mass merchandise and convenience store channels of distribution. Some of our buttery spreads are also available in bulk and individual serving formats for use in the industrial and foodservice channels. Major Smart Balance product categories include:

•
Buttery spreads, including the original buttery spread, light buttery spread with flaxseed oil, omega-3 buttery spread, light omega-3 buttery spread, buttery spread with extra virgin olive oil (EVOO), light buttery spread with EVOO, organic buttery spread, and low sodium buttery spread. All of the Smart Balance spreads are now made with Non-GMO ingredients

•	Spreadable butters, including butter and canola oil blend, light butter and canola oil blend, and butter & canola and EVOO blend

•	Enhanced milks (sold through a license agreement), including fat free milk and omega-3’s, lactose-free fat free milk and omega-3’s, heartright fat free milk and omega-3’s and plant sterols.

•	Peanut butter spreads, including rich roast creamy peanut butter, rich roast chunky peanut butter, natural dark chocolate creamy peanut butter, and natural dark chocolate chunky peanut butter.

•	Cooking oil

•	Cooking sprays, including non-stick cooking spread-original and non-stick cooking spray-butter flavor

•	Popcorn (sold through a license agreement), including smart ‘n healthy popcorn, smart movie style popcorn, light butter flavored popcorn and light butter flavored mini bags

•	Light mayonnaise dressing

In addition, we created the Smart Balance™ Food Plan, incorporating many of our Smart Balance products, in order to help consumers achieve a healthy balance of natural fats in their daily diet. The plan includes menus as well as numerous recipes. Regular exercise is required by the plan as well. Research has shown that combining regular exercise with the right balance of fats as a significant part of a varied diet can, among other benefits, improve a consumer's ratio of “good” HDL cholesterol to his or her “bad” LDL cholesterol. Following our food plan will help consumers limit their intake of saturated fat, and provide valuable Omega-3s while avoiding hydrogenated oil and harmful trans fat.

Earth Balance

     The Earth Balance line of products offers a variety of buttery spreads, buttery sticks, nut butters, vegan snack items and vegan mayo dressings formulated for consumers interested in plant-based, Non-GMO, dairy-free, and organic products. Earth Balance products are primarily available in the natural and organic channel of distribution and have a growing presence in traditional retail outlets. Primary Earth Balance product categories include:

•	Buttery spreads, with varieties such as original, olive oil, soy free, omega-3, soy garden and organic whipped

•	Baking sticks, such as vegan buttery sticks, soy free sticks and shortening sticks

•	Nut butters, such as crunchy coconut & peanut spread, creamy coconut & peanut spread, creamy peanut and crunchy peanut

•	Culinary spreads, such as coconut, sweet cinnamon and garlic & herb

•	Snacks, such as vegan buttery flavored popcorn and vegan aged white cheddar flavor puffs

•	Sandwich dressings, including original, organic and olive oil

Level Life

     We have marketed Level Life products since we acquired 80% of GlucoBrands, LLC, owner of Level, in July 2013. Level provides diabetic-friendly food products to consumers to help in the daily management of diabetes through diet. Its primary products include Level Life glucose gels, bars, shakes, and decadent snacks. Level’s products are designed to help control carbohydrates, support healthy blood sugar levels and help satisfy hunger for those managing carbohydrate and sugar intake. Level's products are sold primarily in the drug store channel and pharmacy sections of many retailers.

GlutenFree.com and theBestlife.com

     We also own and operate health and wellness websites at www.glutenfree.com and www.thebestlife.com.

Industry Overview and Trends

We believe several factors are increasing consumer awareness of nutrition and driving consumer demand for gluten free and health and wellness products, including:

•interest in the relationship between diet and health;
•interest in the sourcing and purity of ingredients;
•interest in the relationship between ingredients and health;
•interest in less processed foods;
•people with certain need states, such as those affected by gluten sensitivities and diabetes;
•increasing health care costs;
•changes in media attention and laws affecting labeling and product claims; and
•interest in prolonging life and the quality of life.

As consumers have increasingly sought out new ways to maintain and improve their personal health, they are increasingly aware of the ingredients contained in, or absent from, their food. In addition, certain consumers seek out products to satisfy specific need states, such as gluten free need states. The medical community, restaurants, food service providers and food and drink manufacturers are increasingly responding to these demands.

Sales and Distribution

We sell products in all 50 states. We also sell certain products in Canada and the United Kingdom. A majority of our products are sold through supermarket chains and food wholesalers. Since September 2007, we have utilized Acosta, Inc., or "Acosta," and its affiliates as our primary national sales agency in the U.S. grocery, military, drug and mass market channels. We utilize Presence Marketing, Inc., or "Presence," as our primary national sales agency for the natural channel. We also utilize sales representatives in Canada and for sales to the club channel and for e-commerce and export sales. Additionally, a small portion of our products are sold through independent distributors.

Through our sales brokers and our internal sales managers in the U.S. and Canada, we work with each distributor and retailer to ensure that our products are effectively distributed and promoted. We employ periodic in-store promotions that can include informational materials about our products, sale pricing, store advertising, product sampling and product displays to generate consumer interest in our products.

We use third party distributors and a network of public warehouses to deliver product from our manufacturers to our customers. Our largest customers in 2014 in terms of sales revenue were United Natural Foods, Inc. and Wal-Mart Stores, Inc., accounting for approximately 17% and 12% of gross sales, respectively. No other single customer accounted for more than 10% of our gross sales revenues in 2014.

Marketing

Our marketing efforts are designed to increase consumer awareness of and demand for our products. We employ a broad mix of marketing, including coupons, in-store product sampling, consumer and trade events, advertising (online and print) and recipe and food plans, to specifically target our unique consumer and customer segmentation. We use online resources, including social media sites, to communicate with consumers. We use coupons (freestanding insert newspaper, store register, on-pack, online and direct mail coupons) to help stimulate product trial and repeat purchases by providing consumers with economic incentives. In the Natural segment, we use principally in-store product sampling and online marketing. In the Balance segment, we use primarily traditional marketing and advertising, such as freestanding newspaper inserts and coupons, and have been exploring alternative advertising vehicles as well.

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

Manufacturing and Distribution

We operate manufacturing facilities which produce products that comprise approximately 78% of our Natural segment gross sales. We operate and lease an approximately 360,000 square foot manufacturing facility in Denver, Colorado that produces the majority of our Udi’s products and some Glutino products. We believe that this facility is the largest dedicated gluten free manufacturing facility in North America in terms of square footage. We also operate additional manufacturing facilities including a leased facility located in Quebec, Canada that produces some of Glutino’s and Udi’s products; a leased facility in Boulder, Colorado that produces EVOL and Udi’s products; and an owned facility of BBUK, in the United Kingdom, which manufactures products for our gluten free bakery and bread business in the United Kingdom. We believe that these manufacturing facilities give us a strategic advantage because, aside from the Boulder facility, they are among the few facilities in North America and Europe which exclusively manufacture gluten free products.

For our Balance segment and a growing portion of our Natural segment, we outsource manufacturing of our products to third-party co-packers. Outsourcing is designed to allow us to enhance production flexibility and capacity, leverage working capital, and focus our energy and resources on product innovation, marketing and sales. Our buttery spreads are produced by two manufacturers, one of whom has multiple locations. Most of our other products are each supplied by a separate sole source. We believe our manufacturers have the capacity to fulfill our production needs. We utilize warehouses owned by third parties for the distribution and storage of our products. Frozen storage capacity is limited in certain key geographic areas, which can cause distribution challenges and even delays from time to time. We will monitor capacity, service and costs and will qualify alternative sources of supply as needed and available.

Most of our raw materials are commodities that are broadly available from multiple sources. Key raw materials used for our products are vegetable oils, peanuts, rice products, butter, tapioca and egg whites. When we consider it appropriate, we maintain varying positions in certain of our key raw materials (to the extent possible) in an effort to stabilize supply and price.

Most of our third party manufacturers supply products to us at a price equal to the cost of ingredients and certain packaging plus a contracted toll charge and others supply products to us at a negotiated price on a per order basis. We work with these manufacturers to source high quality ingredients at attractive pricing. We also negotiate certain commodities and packaging costs directly with the suppliers. We bear all freight costs associated with shipping finished products.

We provide proprietary formula and processing information for most of our products to our co-packers for the products they produce. We receive production reports, quality control reports and samples from product runs from these manufacturers. In addition, our research and development and quality control personnel visit each manufacturing facility for our co-packed food products on a regular basis to ensure compliance with good manufacturing practices. We also employ quality control systems with respect to our self-manufactured gluten free and frozen food products. In addition to standard quality control procedures, specific testing is performed at both internal and external laboratories to ensure the gluten free status of Glutino and Udi's gluten free products.

Competition

The natural foods industry is highly competitive and numerous multinational, regional and local firms currently compete, or are capable of competing, with us. Our products compete with branded products as well as generic and private-label products of food retailers, wholesalers and cooperatives. We compete primarily on the basis of product quality, ability to satisfy specific consumer need states (including gluten free needs), brand recognition, brand loyalty, service, marketing, advertising, proprietary formulas and processing techniques and price. Some competitors may have different profit or strategic objectives than we do. Substantial advertising and promotional expenditures are required to maintain or improve a brand's market position or to introduce a new product.

In the Natural segment, our larger competitors now include General Mills (owner of Annie’s), Hain Celestial Group, Inc. (owner of Rudi’s), Hillshire Farms (owner of Van’s), Schär and Amy’s Gluten Free. There are also many smaller companies dedicated to gluten free, allergen-free or other natural products that compete with us. In our Balance segment, our largest principal competitors are Unilever, ConAgra Foods and Land O' Lakes, each of whom has substantially greater market presence, longer operating histories, better distribution, and greater financial, marketing, capital and other resources than we do. Our competitors may also introduce new products or reformulate existing products that may appeal to our consumers.
Working Capital Practices
We generate cash from operations with which we finance the day-to-day operations of our business. We control credit risk through credit approvals, credit limits and monitoring procedures, and perform periodic credit evaluation of our customers.
If cash from operations is not sufficient to fund our day-to-day operations or other expenditures, we have a revolving credit facility of $115.0 million which is available to us for future borrowings through July 2018. As of December 31, 2014, we had $115.0 million of availability under this credit facility.

Backlog
Our backlog of unshipped orders was $21.4 million and $14.1 million at December 31, 2014 and 2013, respectively.

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

In 1996, GFA licensed technology from Brandeis University, or “Brandeis,” relating to the use of a balanced proportion of saturated and polyunsaturated fatty acids from one or more vegetable oil sources for incorporation in food products to increase HDL and the HDL/LDL cholesterol ratio (the “First Generation Patents”). Approximately 29% of our gross sales in 2014 included this licensed, patented technology. The First Generation Patents in the United States and our related technology licenses in the United States will be expiring in April of 2015.

Our agreements with Brandeis have resulted in the development of two new platforms of patentable technologies for vegetable oil blends. We have already introduced some products that take advantage of these new technologies, and we may introduce additional new products based in part on these technologies during the coming years.

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
In total, royalty expense was $1.1 million in 2014, of which $0.8 million was related to our spreads business. In 2013, royalty expense was $1.9 million in total, of which $1.0 million was related to our spreads business. In 2012, royalty expense was $1.6 million in total, of which $1.0 million was related to our spreads business.

In addition, our total external research and development expenses during the last three years were $1.4 million in 2014, $1.3 million in 2013 and $1.0 million in 2012.

Government Regulation

The manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by various government agencies, principally the Food and Drug Administration, or “FDA,” and the United Stated Department of Agriculture, of “USDA.” The FDA regulates our products pursuant to the Federal Food, Drug, and Cosmetic Act, which we refer to as the FDCA, the new Food Safety Modernization Act, which we refer to as the FSMA, and the Fair Packaging and Labeling Act, which we refer to as the FPLA, and regulations thereunder. The FDCA is intended, among other things, to ensure that foods and beverages are wholesome, safe to eat and drink, and produced under sanitary conditions, and that food and beverage labeling is truthful and not deceptive. The FSMA aims to improve food safety, with an emphasis on preventing food-borne illness, by, among other things, authorizing the FDA to increase inspections of food facilities and to order recalls of tainted food products and by requiring companies to implement written food safety plans. The FPLA provides requirements for the contents and placement of information required on consumer packages to ensure that labeling is useful and informative. Our products are generally classified and regulated as food and beverage under the FDCA and are, therefore, not subject to premarket approval by the FDA. However, our products are subject to the comprehensive labeling and safety regulations of the FDA and USDA, the violation of which could result in product seizure and condemnation, injunction of business activities, or criminal or civil penalties. Furthermore, if the FDA determines, on the basis of labeling, promotional claims, or marketing by us, that the intended use of any of our products is for the diagnosis, cure, mitigation, treatment or prevention of disease, it could regulate those products as drugs and require, among other things, premarket approval for safety and efficacy. At some point in the future, the federal government could combine the FDA with the USDA to establish a single, independent federal food safety agency, which could result in a significant undertaking to ensure compliance with new standards.

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

Many of our products are highly regulated by various federal and state agencies. These regulations include laws concerning restrictions on product labeling, offering sizes and minimum markup requirements. We have been, and likely will be, required to modify certain product offerings and certain activities related thereto to comply with the many different regulatory rules and standards. For example, in August of 2013, the FDA issued a new regulation requiring that any food label bearing the claim “gluten free” must contain less than 20 parts per million of gluten or would be deemed misbranded. All food labels bearing the claim “gluten free” were required to be in compliance by August of 2014. Prior to the effective date of the regulation, we enacted measures to ensure compliance with these new regulations, targeting no more than 10 parts per million of gluten as our more aggressive internal standard for Udi’s and Glutino gluten free items.

We are also subject to regulation by the Food Safety and Inspection Service; the Lanham Act; state consumer protection laws; federal, state and local workplace health and safety laws; various federal, state and local environmental protection laws; and various other federal, state and local statutes and regulations applicable to the production, sale, safety, advertising, labeling and ingredients of food products. Glutino's manufacturing facility in Canada is also subject to inspection by Canadian federal, provincial and local authorities.

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

We may be subject to additional laws or regulations administered by the FDA, the USDA or other federal, state, or foreign regulatory authorities, the repeal of laws or regulations, or more stringent interpretations or enforcements of current laws or regulations, from time to time in the future. We cannot predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what affect additional government regulations or administrative orders, when and if promulgated, would have on our business in the future. Such laws could, however, require the reformulation of products, the recall, withholding or discontinuance of products, the imposition of additional recordkeeping requirements, the revision of labeling, advertising or other promotional materials, and changes in the level of scientific substantiation needed to support claims. Any or all such government actions could have a material adverse effect on our business, results of operation and financial condition.

Seasonality

Our Balance segment is subject to seasonal fluctuations. Significant portions of the net sales and profits of the Balance segment have historically been, and may continue to be, realized during the fourth quarter of our fiscal year, reflecting the holiday baking and cooking season in which several of our products are utilized. In addition, there are increased sales of these Smart Balance and Earth Balance products during the Easter holiday season. Because of the seasonality of the Balance segment’s business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Our Natural segment has not historically shown any significant amount of seasonal fluctuations.

Employees

As of December 31, 2014, we had approximately 900 full and part time employees. Of our approximately 900 employees, approximately 240 are non-production employees. We outsource certain of the production and distribution of our products, as well as certain selling activities. Functions performed by our employees include general management; sales, marketing and customer service; operations, quality control/quality assurance and research and development; manufacturing and production; finance and accounting; human resources; legal and investor relations. Employees at our Glutino manufacturing facility in Laval,

Quebec, Canada formed a labor union in 2012, which was expanded in 2014. We have had no material work stoppage as a result of labor problems and we believe our labor relations to be good.

Company Website and SEC Filings

     Our corporate website is www.boulderbrands.com. We also maintain a number of websites dedicated to certain of our brands, including www.smartbalance.com, www.glutino.com, www.udisglutenfree.com, www.glutenfree.com, www.udisglutenfree.co.uk, www.udisgranola.com, www.earthbalancenatural.com, www.levelfoods.com, www.evolfoods.com, and www.thebestlife.com. The information on these websites is not incorporated by reference in this annual report on Form 10-K.

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

Risks Associated with Our Business

We may not be successful in implementing our growth strategy, including without limitation enhancing the recognition and appeal of our brands, increasing distribution of our products across multiple channels, attracting new consumers to our products, and introducing new products and product extensions, either on a timely basis or at all.

     Our future success depends in large part on our ability to implement our growth strategy, including without limitation enhancing our brand recognition, increasing distribution of our products within existing channels and new channels, attracting new consumers to our brands, and introducing new products and product extensions. Our ability to implement our growth strategy depends, among other things, on our ability to develop new products, acquire additional product lines and businesses, secure shelf space in grocery stores and supermarkets, increase customer awareness of our brands, enter into distribution and other strategic arrangements with third party retailers and other potential distributors of our products, and compete with numerous other companies and products. We cannot assure you that we will be able to successfully implement our growth strategy and continue to maintain growth in our sales and EBITDA. If we fail to implement our growth strategy, our sales, EBITDA and profitability will be adversely affected.

If we do not manage our supply chain effectively, including maintaining a mix of our own manufacturing facilities as well as co-packers who manufacture our products, our operating results may be adversely affected.

The inability of any supplier of raw materials, independent co-packer, third party distributor or warehouse, or our own manufacturing facilities to deliver or perform in a timely or cost-effective manner could cause our operating costs to increase and our profit margins to decrease, especially as it relates to our products that have a short shelf life. Given our rapid growth, broad product portfolio and constant development of new products, we are subject to the risk that our manufacturing capacity-both internal and external-will be insufficient to meet demand for our products, particularly where products can experience rapid consumer acceptance and require us to produce significantly more of particular products than we had anticipated. Constraints within our frozen distribution network could cause delays in shipments and other supply chain complications. We must continuously monitor our inventory and product mix against forecasted demand or risk having inadequate supplies to meet consumer demand as well as having too much inventory on hand that may slow the flow of future orders and shipments or even result in inventory reaching code date restrictions and become unsalable. If we are unable to produce and effectively distribute sufficient quantities in response to demand for our products, consumers may look to purchase alternative or competitive products. Moreover, if we are unable to manage our supply chain efficiently and ensure that our products are available to meet consumer demand, our operating costs could increase and our profit margins could decrease.

Our continued success depends to a large extent on our ability to innovate successfully and on a cost-effective basis.

A key element of our growth strategy is to introduce new products and to successfully renovate our existing products. Success in product development is affected by our ability to anticipate consumer preferences, to obtain adequate funding to pay for R&D efforts, to leverage our research and development capabilities, and to utilize our management’s ability to launch new or improved products successfully and on a cost-effective basis. The development and introduction of new products requires substantial R&D and marketing expenditures, which we may not be able to finance or which we may be unable to recover if the new products do not achieve commercial success and gain widespread market acceptance. Product innovation may also result in increased costs resulting from the use of new manufacturing techniques, capital expenditures, new raw materials and ingredients, new product formulas and possibly new co-packers. Some raw materials may be difficult, or impossible, to purchase at prices that we deem acceptable, particularly with respect to innovative products. In addition, typically we have started selling new products in smaller volumes in order to evaluate consumer demand, and it may be difficult to find co-packers who will manufacture small volumes of our new products at a reasonable price. Historically we have sustained losses on new products until they reached a substantial volume of sales. In addition, many new products do not achieve success in the marketplace, due to lack of demand or otherwise. If we are unsuccessful in our product innovation efforts and demand for our products does not materialize as planned, our business could be negatively affected.

The Company’s ability to maintain distribution, particularly at key customer accounts, could have a material adverse effect on our business.

Product distribution can be discontinued with little to no notice by our customers. A limited number of retailers and food wholesalers account for a substantial portion of our revenues. Our ten largest customers accounted for approximately 65% of our gross sales in 2014. Our largest customers are United Natural Foods, Inc. and Wal-Mart Stores, Inc., which accounted for approximately 17% and 12%, respectively, of our gross sales in 2014. There can be no assurance that our customers will continue their relationships with us. In addition, there is no assurance that our customers will not reduce our shelf space, continue to carry the same number of our products, charge us more for shelf space or shelve our new products. A significant reduction or loss in purchase volume from United Natural Foods, Inc. or Wal-Mart Stores, Inc. or other major customers could have a material adverse effect on business, results of operations and financial condition.

The Company’s ability to generate purchase volume while maintaining or growing profitability could have a material adverse effect on our business.

Many retailers measure unit sales per store and establish product velocity hurdles to determine whether a product continues to warrant space on the store shelf. Product velocities can be improved by, among other things, decreasing price and increasing promotion. On certain items, the Company could be required to lower prices or increase promotional spend depending on item velocities, both of which can negatively impact profitability, which could have a material adverse effect on our business. Moreover, notwithstanding lower prices and increased promotional spend, the Company’s products may lose shelf space, potentially giving rise to a material adverse effect on our business.

The Company’s ability to invest in the health of its brands to prevent erosion of the reputation or appeal of one or more of our leading brands could negatively impact our sales and results of operations.

Nearly all of our net sales derive from sales of our branded products, and growth in our business has resulted from the strength of our brands. Our financial success is directly dependent on consumer and customer perception of our brands, including Glutino, Udi’s, Smart Balance, Earth Balance, EVOL and Level. The success of our brands may suffer if our marketing plans, marketing spend levels, or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers or if consumer or customer perceptions of our brands or our products change unfavorably. Our results of operations could be negatively affected if the reputation of one or more of our brands suffers damage due to real or perceived quality issues with our products, or if we are found to have violated any applicable laws or regulations.

Sales of our buttery spreads products contribute a significant portion of our profitability and cash flow. A continued reduction in the sale of our Smart Balance buttery spreads products, which is not offset by increased sales of Earth Balance buttery spreads or our other high-growth products, could have a material adverse effect on our ability to remain profitable and achieve future growth.

Approximately 22% of our gross sales for the year ended December 31, 2014 resulted from sales of our Smart Balance buttery spreads products. There has been a decline in the margarine/buttery spreads category in recent years and generally over the past 30 years. In addition, our gross sales from sales of our Smart Balance buttery spreads products for the year ended December 31, 2014 was 5% less than it was in the prior year and we cannot ensure that this trend will not continue in future years. We cannot be certain that we will be able to continue to commercialize our buttery spreads products or that any of our buttery spreads products will continue to be accepted in their markets. Because sales of our buttery spreads products have contributed substantially to our profitability and cash flows, continued reductions in sales of these products will have an adverse effect on our profitability and ability to generate cash to fund our product development, R&D efforts or potential acquisitions.

The following factors, among others, could affect continued market acceptance and profitability of our buttery spreads products:

•	the introduction of competitive products;
•changes in consumer preferences among buttery spreads, margarine, butter, olive oil and other products;

•	changes in consumer eating and baking habits, including trends toward increased eating outside of the home;

•	the level and effectiveness of our sales and marketing efforts;

•	continued or accelerating decline in the buttery spreads category, particularly the premium segment of the buttery spreads category;

•	any unfavorable publicity regarding buttery spread products or similar products;
•litigation or threats of litigation with respect to these products;

•the price of the product relative to other competing products;
•price increases resulting from rising commodity costs;
•potential capacity constraints concerning certain non-GMO ingredients;
•any changes in government policies and practices related to our products and markets;
•regulatory developments affecting the manufacture, marketing or use of these products;
•new products or technologies which effectively render our buttery spreads products obsolete;

•	the expiration of First Generation Patents or new science or research which undermines the efficacy of our buttery spreads products; and

•	adverse decisions or rulings limiting our ability to promote the benefits of our buttery spreads products and technology.

Adverse developments with respect to the sale of buttery spreads products could significantly reduce our revenues and profitability and have a material adverse effect on our ability to maintain profitability and achieve our business plan.

Sales of our gluten free products contribute a meaningful and growing portion of our sales. A failure to continue to grow sales of these products could have a material adverse effect on our ability to remain profitable and achieve future growth.

Approximately 50% of our gross sales for the year ended December 31, 2014 resulted from sales of our Udi’s and Glutino gluten free products. There has been rapid growth in the gluten free category over the past few years. We cannot be certain that all of our gluten free products will continue to be accepted in their markets. Because sales of our gluten free products have contributed substantially to our net sales, any meaningful decline in growth trends of gluten free products could have an adverse effect on our overall net sales.

The following factors, among others, could affect continued market acceptance and profitability of our gluten free products:

•	the introduction of competitive products, including private label;

•	changes in consumer preferences;

•
the entrance into and increased focus on the gluten free market by large consumer packaged goods companies such as General Mills or Nestle and by large direct store delivery (DSD) distributors such as Bimbo Bakeries or Flowers Foods;

•	new science or research which addresses celiac disease or gluten intolerances;

•	the level and effectiveness of our sales and marketing efforts;

•	a decline in the growth of demand for gluten free products;

•	any unfavorable publicity regarding gluten free products;

•	litigation or threats of litigation with respect to these products;

•	our ability to effectively renovate existing products for quality improvement and margin enhancement;

•	the price of the product relative to other competing products;

•	price increases resulting from rising commodity costs;

•	any changes in government policies and practices related to our products and markets;

•	regulatory developments affecting the manufacture, marketing or use of these products; and

•	new products or technologies which effectively render our gluten free products obsolete;

Adverse developments with respect to the sale of gluten free products could significantly reduce our revenues and profitability and have a material adverse effect on our ability to maintain profitability and achieve our business plan.

We are subject to the risks associated with operating, maintaining and continuously upgrading our manufacturing facilities. Loss of one or more of our manufacturing facilities could harm our business.

While historically we have mainly outsourced the manufacturing of our products to third parties, as a result of our recent acquisitions, we now lease and operate manufacturing facilities which produce approximately 78% of the products sold by our Natural segment. This subjects us to the risks associated with operating, and the capital expenditures necessary to maintain and continue to upgrade, manufacturing facilities and machinery and equipment. We need to maintain and upgrade our manufacturing facilities in order to, among other things, keep up with the demand for our products, retain sufficient capacity to manufacture new products, and increase our margins. If we are unable to maintain sufficient manufacturing capacity to keep up with the demand for our products and ensure that our sales and production teams adequately coordinate their planning and production efforts, we risk losing potential product sales due to not having a sufficient amount of available inventory to meet the growing demand for our products.

Any loss of the use of all or a portion of any of our facilities due to accidents, fires, explosions, labor issues, adverse weather conditions, natural disasters such as floods, tornadoes, hurricanes, ice storms and earthquakes, supply interruptions, transportation interruptions, human error, mechanical failure, terrorist acts, power outages, discharges or releases of hazardous substances and other environmental issues, or otherwise, whether short or long-term, could have a material adverse effect on us and our operations. In particular, any loss of the use of the Denver-based facility where we manufacture our Udi’s gluten free products and a portion of our Glutino gluten free products, or any loss of the use of the Canadian facility where we manufacture most of our Glutino gluten free products, would have a material adverse effect on us. We also only have one manufacturing facility for Udi's gluten free bread, and any loss of the use of this facility would have an adverse effect on our business as well. Any loss of the use of all or a portion of any of our facilities could result in substantial business losses, production delays, third party lawsuits and significant repair costs, as well as personal injury and/or loss of life, which could materially and adversely affect our business, financial condition, results of operations, prospects and cash flows.

Moreover, unexpected failures of our equipment and machinery could result in production delays, revenue loss and significant repair costs, as well as injuries to our employees. In some cases facilities are designated for certain types of products based on the unique equipment involved and it is more difficult, or impossible, for us to shift production of these products among our facilities. Our Boulder facility, which produces a significant portion of our EVOL and Udi’s frozen items, utilizes equipment and machinery that may require significant repair or upgrading. Any interruption in production capability may require us to make large capital expenditures to remedy the situation and could require significant lead time replacing, which could have a negative impact on our profitability and cash flows. A loss or interruption of production at certain of our facilities could disrupt our operations and affect a large number of customers, decreasing our revenues. The operation of manufacturing facilities also requires us to hire, train and evaluate large numbers of production employees, which involves additional labor and employment related risks and uncertainties.

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

Finally, our ownership and operation of manufacturing facilities require us to incur potentially significant capital and other expenditures from time to time to maintain those facilities and, where necessary, expand and upgrade those facilities to satisfy demand for our existing products, in connection with the introduction of new products and to comply with applicable regulatory requirements, including requirements of the FDA and USDA.

We are dependent on third-party manufacturers to manufacture all of our Balance segment products and a growing portion of the products sold in our Natural segment. The loss of a manufacturer or the inability of a manufacturer to fulfill our orders or to maintain the quality of our products could adversely affect our ability to make timely deliveries of product or result in product recalls.

We are dependent on third parties to manufacture all of our spreads and a growing portion of the products sold in our Natural segment. The ability of any of our manufacturers to produce our products could be affected by catastrophic events. In particular, we face risks of disruption to our production and sales processes where we rely on only one or two co-packers to manufacturer certain of our products. For example, we currently rely on and may continue to rely on two manufacturers to produce all of our spreads. If either manufacturer were unable or unwilling to produce sufficient quantities of our products in a timely manner or renew contracts with us, we would have to identify and qualify new manufacturers, which we may be unable to do. Similarly, we rely on a single co-packer for manufacturing our Smart Balance peanut butter, and several other Smart Balance products are sourced from a single supplier. From time to time, we may have to seek new manufacturers and suppliers or enter into new arrangements with existing ones. However, only a limited number of manufacturers may have the ability to produce our products at the volumes we need, and it could take a significant period of time to locate and qualify such alternative production sources. Moreover, it may be difficult or expensive to find co-packers to produce small volumes of our new products. Co-packers may impose minimum order requirements and any failure on our part to meet these requirements could increase our costs. In addition, we may be unable to negotiate pricing or other terms with our existing or new co-packers as favorable as those we currently enjoy.

There can be no assurance that we would be able to identify and qualify new manufacturers in a timely manner or that such manufacturers could allocate sufficient capacity in order to meet our requirements, which could materially adversely affect our ability to make timely deliveries of product. In addition, there can be no assurance that the capacity of our current manufacturers will be sufficient to fulfill our orders and any supply shortfall could materially and adversely affect our business, results of operations, and financial condition, particularly in our growing frozen foods business. Currently, some of our products are produced by a single third party source maintaining only one facility. The risks of interruption are exacerbated with respect to these single source, single facility manufacturers.

Shipments to and from the warehouses or from overseas on certain ingredients could be delayed for a variety of reasons, including system failures, weather conditions, strikes, shipping delays and capacity constraints. Any significant delay in the shipments of ingredients and products would have a material adverse effect on our business, results of operations and financial condition and could cause our sales and earnings to fluctuate during a particular period or periods. We have from time to time experienced, and may in the future experience, delays in the production and delivery of product or key ingredients.

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

We also face risks of losing control of our intellectual property when co-packers require access to our formulas and trade secrets as a condition to doing business with us. For example, if we qualify a co-packer for dual sourcing on our gluten free baked goods, we face the risk of sharing our trade secrets with the co-packer.

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

We have experienced rapid growth in the past few years, with our net sales growing from $461.3 million in 2013 to $516.6 million in 2014. In particular, we have shifted from a company primarily focused on selling a single brand (i.e., Smart Balance), with products manufactured by co-packers, to a company with a broad portfolio of multiple brands, serving multiple consumer needs, some manufactured by our own facilities and others produced by third parties.

Rapid growth involves various risks related to ensuring that our infrastructure and personnel are sufficient to meet the growing demand for our products. For example, we must seek to identify our personnel needs in light of expected demand for our products, and we will need to identify, recruit, train and retain qualified employees in order to serve this anticipated demand, in all areas of the company’s operations. Because we may hire additional employees in order to meet potential future needs, in order to insure that our sales growth does not outgrow our infrastructure, we may experience higher levels of cost of goods sold and lower overall profitability as we build this infrastructure. Moreover, as we grow and add additional layers of management, process and bureaucracy into our governing structure, we risk losing qualified employees and members of management who were attracted to the company’s entrepreneurial culture but who may not want to remain at a larger company. As we transition our operations and customer service teams from our New Jersey office to our Colorado headquarters, we face certain transition-related risks, such as employees separating from the Company before new employees are adequately trained to assume the necessary responsibilities.

In addition, with sales and demand growing rapidly, we need to ensure that we have sufficient manufacturing and warehousing capacity, both internal and via third parties, to meet actual and potential demand for our products. This could require us to make significant capital expenditure investments in order to make sure we have sufficient manufacturing and warehousing capacity. Given our limited funds available for capital expenditures, it will be incumbent upon our management to carefully evaluate and correctly select the most important and profitable capital expenditures projects. If growth does not materialize as planned, these large investments could increase our cost of goods sold.

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

The natural foods industry in general, and the need-state specific industries (including the gluten free industry) in particular, are subject to changing consumer trends, demands and preferences. Trends within the food and gluten free industries change often and our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced demand and price reductions, and could have a material adverse effect on our business, results of operations and financial condition. These trends may require use of certain specialized ingredients that may be more difficult to source and entail higher costs, which we may not be able to pass on to customers. Factors that may affect consumer tastes and preferences include dietary trends and attention to different nutritional aspects of foods and beverages, concerns regarding the health effects and sourcing practices relating to specific ingredients and nutrients, a shift in preference from non-organic to organic, from GMO to non-GMO, and from non-natural products to natural products, the availability of competing private label products offered by retailers, trends toward eating and baking outside of the home, concerns regarding the public health consequences associated with obesity, and increasing awareness of the environmental and social effects of product production. Consumer perceptions of the nutritional profile of gluten free products may shift, and consumers may prefer food products with fewer carbohydrates, higher levels of protein and additional fiber. Consumer preferences may shift among buttery spreads, margarine, butter, olive oil, coconut and other products. Our success depends, in part, on our ability to anticipate the tastes and dietary habits of consumers and to offer products that appeal to their needs and preferences on a timely and affordable basis. If consumer demand for our products declines, our sales and business would be negatively affected.

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

Current pricing levels or future price increases could result in a loss of consumer loyalty and sales.

From time to time we may elect to increase or decrease the prices of certain of our products, either in response to competitor actions or for other business purposes, including commodity cost increases. Price increases or failure to decrease pricing could result in a loss of consumer loyalty, potentially leading to lower volumes and sales. As consumers become increasingly price sensitive, there can be no assurance that any price increases we may effectuate will not result in a loss to us of consumers and market share or that we will be able to maintain our sales volumes as prices increase.

Our business depends on our ability to protect our intellectual property effectively. Our inability to protect our intellectual property could harm the value of our brands and adversely affect our business.

Our business depends substantially on the legal protection of proprietary rights in intellectual property that we own or license. We also claim proprietary rights in various unpatented technologies, know-how, trade secrets (including formulas) and trademarks relating to our products and manufacturing processes. Our ability to implement our business plan depends in part on our ability to expand brand recognition using trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos. If existing contractual measures fail to protect our proprietary rights, or if any third party misappropriates or infringes on our intellectual property (including, by reverse-engineering our products), any advantage those proprietary rights provide may be negated and the value of our brands may be harmed, which could have a material adverse effect upon our business and might prevent our brands from achieving or maintaining market acceptance. Moreover, as we move into new and additional distribution channels for our products, such as foodservice, and as we seek to establish relationships with additional co-packers for our gluten free products, and as we manage through turnover of employees over time, it may become increasingly difficult or impossible for us to fully protect our intellectual property (including trade secrets) and knowhow.

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

We rely on a combination of common law trademark rights, U.S. and Canadian federal registration rights, and trade secret laws to protect our proprietary rights. There can be no assurance that we will be able to enforce our trademark rights for current products or register trademarks or obtain common law trademark rights using “Smart Balance,” “Earth Balance,” “Glutino,” “Udi's,” “EVOL” or “Level” for any new product lines we may introduce. The inability to have the exclusive right to use these terms in new product names could weaken our ability to create strong brands in existing and new product categories and could dilute the value of our trademarks. As we expand our product lines, we may need to apply for additional trademark protection. We are currently involved in several trademark opposition proceedings involving the registration of the Smart Balance and Earth Balance marks in new categories. Adverse outcomes in one or more of these proceedings may hamper our ability to expand into desired categories as part of our overall growth plan.

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

To the extent that we have registered our trademarks in foreign jurisdictions where our products are or may be sold, the protection available in such jurisdictions may not be as extensive as the protection available in the United States. Additionally, we may be unable to register the “Smart Balance,” “Earth Balance,” “Glutino,” “Udi's,” “EVOL” or “Level” trademarks for the products that we may want to sell in certain markets, which could adversely affect our ability to expand into any such countries.

The expiration of the First Generation Patents we license from Brandeis University in the United States may result in the loss of one of our key competitive advantages in the buttery spreads category, which could result in a material adverse effect on revenue and spreads volume.

The First Generation Patents we license from Brandeis in the United States are set to expire in April of 2015, together with the related rights the Company has in the United States under its license agreement with Brandeis. Following the expiration of the First Generation Patents, the Company's ability to maintain market share in the spreads category will be largely dependent on overall brand strength, marketing efforts and development and incorporation of new technologies and failure to do so effectively could have a material adverse effect on our financial performance and condition.

Any sustained economic downturn in the U.S., Canada and abroad and related consumer sentiment could make it more difficult to sell our premium priced products and may have a detrimental impact on our third-party manufacturers, suppliers, distributors and customers, which could result in a material adverse effect on our revenue, results of operations and financial condition.

Any sustained difficult economic conditions in the U.S., Canada and abroad would negatively impact us in several ways. First, high unemployment, loss of savings and retirement funds, and declines in the housing market, can lead to a lack of consumer confidence and widespread reduction of business activity generally. Economic pressures and/or negative consumer sentiment may result in consumers purchasing less expensive alternatives and could make it more difficult to sell our premium priced products, convince shoppers to switch to our brands or convince new users to choose our brands without expensive sampling programs and price promotions. Second, one or more of our manufacturers, suppliers, distributors and customers may experience cash flow problems and, therefore, such manufacturers, suppliers, distributors and customers may be forced to reduce their output, shut down their operations or file for bankruptcy protection, which in some cases would make it difficult for us to continue production of certain products, could require us to reduce sales of our products or could result in uncollectable accounts receivable. Financial difficulties or solvency problems at these manufacturers, suppliers and distributors could materially adversely affect their ability to supply us with products, which could disrupt our operations. It may be difficult to find a replacement for certain manufacturers, suppliers or distributors without significant delay or increase in cost. Any negative effect on the ability of consumers to purchase our premium products, or any interruption of our manufacturing, supply chain or distribution for any reason (including but not limited to financial distress, natural disaster or production difficulties), could substantially adversely affect our financial condition and results of operations.

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

In addition, not all of the commodities that we need for our products can be hedged. For example, a key raw material in the production of gluten free bread is egg whites. Egg whites cannot be hedged in the current market and we are subject to volatility in the pricing of egg whites. As we expand our business into new product categories, we may not be able to hedge the prices of all of the commodities which we need for our business at reasonable prices or at all.

One of our key raw materials is palm fruit oil. We currently obtain palm fruit oil from multiple responsible sources in Malaysia, West Africa and South America. Any inability to obtain responsibly-sourced palm fruit oil, whether due to political instability in the regions where we source it or otherwise, or an increase in the cost of palm fruit oil for any reason, could have an adverse effect on our business.

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

The food industry has been experiencing a significant trend in which an increasing number of consumers are requiring only non-GMO and other specialized ingredients in their foods. Legislation could also require companies to move to non-GMO labeling or other higher cost ingredients. This could result in changes to our labeling, advertising and/or packaging or require us to purchase non-GMO ingredients, which would increase our costs. Sourcing non-GMO (and other specialized) ingredients increases costs because non-GMO (and other specialized) ingredients and raw materials are generally less widely available and therefore more expensive and we may not be able to increase our prices to reflect this increased cost. Companies that fail to source non-GMO (and other specialized) ingredients could, over time, lose market share and face decreasing sales. As additional retailers require or consider requiring all of their products to be non-GMO, additional pressure may come to bear on manufacturers to find sources of raw materials which are non-GMO. This may be particularly difficult in the United States, where most farmers produce genetically modified foods, causing it to be difficult to source non-GMO ingredients and raw materials. There is also a risk of contamination of non-GMO farms by neighboring GMO farms. Our second biggest customer, Walmart, does not currently sell only non-GMO foods, but this could change in the future. As a result, the trend toward non-GMO products could have a material adverse effect on our business, particularly as we pursue additional business in Europe and outside the United States.

We have no long-term contracts with our customers which require the purchase of a minimum amount of our products. The absence of long-term contracts could result in periods during which we must continue to pay costs and service indebtedness without current revenues or with reduced revenues.

As is generally the case in the retail consumer goods industry, our customers do not provide us with firm, long-term volume purchase commitments. As a result of the absence of long-term contracts, we could have periods during which we have no or only limited orders for our products, but we will continue to have to pay our costs including costs to maintain our work force and service our indebtedness, without the benefit of current revenues or with reduced revenues. We cannot ensure that we will be able to timely find new customers to supplement periods where we experience no or limited purchase orders or that we can recover fixed costs as a result of experiencing reduced purchase orders. Periods of no or limited purchase orders for our products could have a material adverse effect on our net income, cause us to incur losses or result in violations of the debt covenants contained in our Credit Facility (as defined below).

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

Our performance is affected by economic and political conditions in the United States and abroad. Such conditions and factors include changes in applicable laws and regulations, including changes in food and drug laws, accounting standards, taxation requirements and environmental laws. Other factors impacting our operations include recessionary conditions, the performance of businesses in hyperinflationary environments, terrorist acts and political unrest. Such changes could materially and adversely affect our business and results of operations and financial condition. In addition, unfavorable general economic conditions could affect the affordability of, and consumer demand for, some of our products. Under difficult economic conditions, consumers may seek to reduce discretionary spending by foregoing purchases of our products or by purchasing lower-priced alternatives from our competitors. Consumers could also choose to purchase private label products rather than branded products, which generally have lower retail prices than do their branded counterparts. In addition, the prices of our key commodities inputs, such as palm oil, soybean oil and egg whites, could fluctuate greatly as a result of economic and political factors.

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

One of our strategies is to selectively pursue acquisitions, in order to continue to grow and increase our sales and profitability. Our acquisition strategy is based on identifying and acquiring brands with products that complement our existing product mix and identifying and acquiring brands in new categories and in new geographies for purposes of expanding our business internationally. However, we cannot be certain that we will be able to successfully identify suitable acquisition candidates, negotiate acquisitions of identified candidates on terms acceptable to us, or integrate acquisitions that we complete. Acquisitions involve numerous risks and uncertainties, including intense competition for suitable acquisition targets, which could increase prices and/or adversely affect our ability to consummate deals on favorable or acceptable terms, the potential unavailability of financial resources necessary to consummate acquisitions in the future, the risk that we improperly value and price a target, the potential inability to identify all of the risks and liabilities inherent in a target company notwithstanding the Company's due diligence efforts, the diversion of management's attention from the operations of our business and strain on the Company's existing personnel, increased leverage due to additional debt financing that may be required to complete an acquisition, dilution of our stockholders' net current book value per share if we issue additional equity securities to finance an acquisition, difficulties in identifying suitable acquisition targets or in completing any transactions identified on sufficiently favorable terms and the need to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions. In addition, any future acquisitions may pose risks associated with entry into new geographic markets, distribution channels, lines of business and/or product categories, where we may not have significant or any prior experience and where we may not be as successful or profitable as we are in businesses and geographic regions where we have greater familiarity and brand recognition. Potential acquisitions may also entail significant transaction costs and require a significant amount of management time, even where we are unable to consummate or decide not to pursue a particular transaction.

In addition, even when acquisitions are completed, integration of acquired entities can involve significant difficulties, such as failure to achieve financial or operating objectives with respect to an acquisition, strain on the Company's personnel, systems, supply chain network and operational and managerial controls and procedures, the need to modify systems or to add management resources, difficulties in the integration and retention of customers or personnel and the integration and effective deployment of operations or technologies, amortization of acquired assets (which would reduce future reported earnings), possible adverse short-term effects on inventory levels, cash flows or operating results, diversion of management's attention from the operations of our business, integrating personnel with diverse backgrounds and organizational cultures, coordinating sales and marketing functions and failure to obtain and retain key personnel of an acquired business. Failure to manage these acquisition growth risks could have an adverse effect on us.

We may fail to realize the revenue enhancements and other benefits expected from our acquisitions.

Since August 2011, we have acquired Glutino and Udi's, manufacturers and marketers of gluten free products; Davies, a United Kingdom based gluten free bakery and bread manufacturer; 89% of Level Life foods, which produces foods for diabetes-friendly diets; and EVOL Foods, a manufacturer of frozen foods from pure and simple ingredients. The success of these acquisitions and other acquisitions we may make in the future will depend, in part, on our ability to improve and maintain their gross margin, expand and maintain their product offerings, increase and maintain their distribution, leverage our infrastructure, maintain or accelerate their sales growth, realize anticipated synergies and successfully integrate their businesses into our company. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits of the acquisitions may not be realized fully or at all or may take longer to realize than expected and our business may be adversely affected. In addition, efforts to integrate the businesses into our company may also divert management attention and resources.

Issues that may arise in connection with integrating businesses include, among other things:

•	integrating certain distribution, marketing and promotion activities and information systems;
•integrating and executing appropriate demand and supply chain planning;
•conforming other companies’ standards, controls, procedures and accounting and other policies to our own;
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

A large portion of our sales involves the manufacturing of gluten free products, which involve various risks and uncertainties.

Prior to the Glutino and Udi's acquisitions, we had no experience in the gluten free business and we had no prior manufacturing experience. Our purchases of Glutino and Udi's have resulted in our operating three gluten free manufacturing facilities, which involves the risks inherent in manufacturing. Further, we expect that we will need to increase our capital expenditures in order to keep up with growing demand for our products and to improve our gross margin. In addition, as our gluten free business increases, we will need to locate qualified co-packers with sufficient dedicated space for our gluten free products and contract with them on commercially viable terms, and there is no assurance that we will be able to do so. In some cases, we rely on a single co-packer for certain products. The use of co-packers increases the risk of a potential loss of control over our intellectual property (including formulas and trade secrets) on co-packed items. We also face the potential loss of control over our intellectual property as we expand into the foodservice channel of distribution, as many of the companies with whom we may enter into business relationships may require ownership of relevant gluten free formulas as a condition to working with us. In addition, as demand for gluten free products grows, we will need to increase our production, both through internal manufacturing and external co-packers, in order to ensure that we have sufficient supply to meet increasing demand. Our failure to successfully operate the gluten free business may have a material adverse effect on our results of operations.

In August of 2013, the FDA issued a new regulation requiring that any food label bearing the claim “gluten free” must contain less than 20 parts per million of gluten or would be deemed misbranded. All food labels bearing the claim “gluten free” were required to be in compliance by August of 2014. Prior to the effective date of the regulation, we enacted measures to ensure compliance with these new regulations, targeting no more than 10 parts per million of gluten as our more aggressive internal standard for Udi’s and Glutino gluten free items. Any single instance of noncompliance with the federal standards could result in products being deemed mislabeled, which could significantly damage the credibility of our gluten free brands, which could have a material adverse effect on our overall business.

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

As a result of our recent acquisitions, the number of employees we have has increased from 70 on June 30, 2011 to approximately 900 as of December 31, 2014. This has significantly changed our workforce from primarily sales and marketing personnel (with co-packers) to a broader workforce including all aspects of manufacturing and production. As a result of our bigger and broader workforce, we are now required to handle a broad range of human resources issues (on a broader scale) involving, among other things, training, quality control, employee evaluations, employee benefits, EEOC claims, compliance policies and federal and state OSHA requirements.

While we believe that our relations with our employees are good, employees at our Glutino manufacturing facility in Laval, Quebec, Canada have formed a labor union and our other employees could in the future seek to form labor unions. These labor unions could seek to enter into collective bargaining arrangements with us, which could result in, among other things, strikes, work stoppages, labor disturbances or other slowdowns by the affected workers. We could experience significant disruption in our operations, particularly in connection with the transition of several employees from Paramus to Boulder, which would cause higher ongoing labor costs and impact our ability to satisfy our customers' requirements. Any such cost increases, stoppages or disturbances could materially and adversely affect our business, financial condition, results of operations, prospects and cash flows by limiting plant production, sales volumes and profitability.

To the extent we grow our business outside of the United States, we will face risks associated with conducting business in foreign markets.

We currently conduct most of our business in the United States, but our acquisitions of Glutino and Udi's have significantly increased our presence in Canada, our acquisition of Davies has increased our presence in the United Kingdom and we are evaluating the possibility of growing our business in certain other foreign countries. The substantial up-front investment required, the lack of consumer awareness of our products in jurisdictions outside the United States, differences in consumer preferences and trends between the United States and other jurisdictions (involving matters such as GMO and fresh products), the risk of inadequate intellectual property protections, and differences in packaging, labeling, food and related laws, rules and regulations are all substantial matters that need to be evaluated prior to doing business in new territories. To the extent we grow our business outside of the United States, we could be adversely affected by economic, legal, political and regulatory developments in the countries in which we do business in the future or in which we expand our business, particularly those countries which have historically experienced a high degree of political or economic instability.

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

Litigation, legal proceedings or tax audits could expose us to significant liabilities and have a negative impact on our reputation.

We are party to various litigation claims and legal proceedings in the ordinary course of business, which may include lawsuits or claims related to contracts, intellectual property, product recalls, product liability, the marketing and labeling of products, employment matters, environmental matters or other aspects of our business. Even when such lawsuits in our judgment have little or no merit, the defense of these lawsuits may be costly and divert our management’s attention. The costs of litigation and resulting settlements, as applicable, can vary from quarter to quarter based on the status of the proceedings and could be material to our results in any given quarter.

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

From time to time, we may be subject to state, federal and foreign tax audits. We are not currently undergoing an audit by the Internal Revenue Service, however we do have a pending state audit in process for the tax years 2009, 2010, and 2011. We do not believe that there are any uncertain tax positions related to the state audit. As of December 31, 2014, our 2011 through 2013 tax years remain subject to examination by the IRS. State income tax returns are generally subject to examination for a period of three to four years after filing. As of December 31, 2014, the audits of our Canadian subsidiary's 2011 and 2012 tax returns have been closed with respect to withholding taxes. Our Canadian subsidiary remains under the tax audit with respect to other issues for the 2011 tax year. There can be no assurance that we will prevail in such audits, and failure to prevail could negatively impact our results of operations.

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

As the number of our employees has grown, our profitability is substantially affected by costs of medical and other employee health and welfare benefits. These costs can vary substantially as a result of changes in health care laws and costs. These factors may increase the cost of providing medical and other employee health and welfare benefits. We can provide no assurance that we will succeed in limiting future cost increases. If we do not succeed, our profitability could be negatively affected. In particular, President Obama signed the Patient Protection and Affordable Care Act into law in 2010, which was amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”). The Affordable Care Act is designed to expand access to affordable health insurance, among other objectives. Many aspects of the Affordable Care Act are being implemented through new regulations and regulatory guidance, which are continuing to be issued, which has produced considerable uncertainty as to how significant the increase to the healthcare costs will be and the effect of the plan modifications on the behavior of our employees. While we cannot accurately predict at this time the full effect of the Affordable Care Act on our business, compliance may adversely impact our labor costs, our ability to negotiate favorable terms under our benefits plans for our employees, our ability to attract or retain employees or our operations to the extent that compliance may affect the composition of our workforce, any or all of which could be costly and adversely affect our profitability.

Our business operations could be disrupted if our information technology systems fail to perform adequately.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer. In particular, as we grow, we need to make sure that our information technology systems are upgraded and integrated throughout our business and able to generate reports sufficient for management to run our business. In addition, our information technology systems may be vulnerable to damage, interruption or security breaches from circumstances beyond our control, including fire, natural disasters, system failures, cyber-attacks, corporate espionage, and viruses. Any such damage, interruption or security breach could have a material adverse effect on our business.

An impairment in the carrying value of goodwill or other acquired intangible assets could materially and adversely affect our results of operations.

As of December 31, 2014, we had $425.0 million of goodwill and other intangible assets on our balance sheet. The value of these intangible assets depends on a variety of factors, including the success of our business, market conditions, earnings growth and expected cash flows. Impairments to these intangible assets may be caused by factors outside of our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in market interest rates or lower than expected sales and profit growth rates. Pursuant to generally accepted accounting principles in the United States, we are required to perform impairment tests on our goodwill and indefinite-lived intangible assets annually or at any time when events occur which could impact the value of our reporting units or our indefinite-lived intangible assets. Impairment analysis and measurement is a process that requires considerable judgment. Significant and unanticipated changes in the value of our reporting units or our intangible assets could require a charge for impairment in a future period that would substantially affect our earnings in the period of such charge.

 The market price and trading volume of our common stock may be volatile.

     The market price of our common stock could fluctuate significantly for many reasons, including reasons not specifically related to our performance, such as industry or market trends, reports by industry analysts and other third parties, investor perceptions, actions by credit rating agencies, negative announcements by our customers or competitors regarding their own performance or actions taken by our competitors, as well as general economic and industry conditions. For example, to the extent that other companies within our industry experience declines in their stock price, our stock price may decline as well, notwithstanding our company's performance. Our common stock price is also affected by announcements we make about our business, market data that is available to subscribers, analyst reports related to our company, changes in financial estimates by analysts, whether or not we meet the financial estimates of analysts who follow our company, rating agency announcements about our business, variations in our quarterly results of operations and those of our competitors, general economic and stock market conditions, future sales of our common stock, perceptions of the investment opportunity associated with our common stock relative to other investment alternatives, the public’s reaction to our public announcements and filings with the Securities and Exchange Commission, or "SEC," actual or anticipated growth rates relative to our competitors, and speculation by the investment community regarding our business, among other factors. Our stock price may also be affected by fluctuations in the market share of our products. Our results could also fluctuate from quarter to quarter as a result of fluctuations in orders from distributors, which do not necessarily correlate to consumer demand for our products. In addition, if we fail to successfully integrate our acquisitions or our integration of the acquisitions takes longer than anticipated, our stock price may be adversely affected.

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

    In addition, the market for our common stock is not as large as the market for the common stock of some other public companies, including public companies in the food and beverage industry. As of December 31, 2014, we had approximately 61.2 million shares of common stock outstanding. Our shares of common stock may be sporadically and/or thinly traded. This may cause investors to have difficulty in gaining liquidity in their shares. Also, as a consequence of this lack of liquidity, the trading of relatively small quantities of shares of common stock by our stockholders may disproportionately influence the price of those shares in either direction. This may result in volatility in our stock price and could exacerbate the other volatility-inducing factors described above.

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

The growth of our business will rely on our ability to successfully introduce products in numerous new categories and distribution channels. If we fail to comply with applicable laws and regulations, including future laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on our business, financial condition, results of operations or liquidity. In addition, through our acquisitions of Glutino and Udi's, we have expanded our product offerings into the gluten free market, including snack foods, frozen baked goods, frozen entrees, granola, bread and baking mixes, and through our acquisition of EVOL, we have expanded our product offerings into the “conventional” frozen market.

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

Successful new product introductions are important to sustaining or growing our business and there is no guarantee that customers will accept or set reasonable prices for our products. Even where customers accept our products, the Company still must expend resources to create consumer awareness and generate interest in our products. In addition, competitors may offer significant price reductions, and we cannot ensure that consumers will find our products suitably differentiated from products of our competitors to justify a higher price.

The food industry and retailers in the grocery industry use new products as a way of creating excitement and a variety of choices in order to attract consumers. There is a risk that we will be unable to develop new product technologies to address consumer needs. Even if we identify new innovations, the cost may be prohibitive, the product's taste may not meet consumer standards, there may be high introductory costs, we may have limited financial resources available for new product launches, there may be regulatory restrictions on the production and advertising of our new products, and our new products may take away sales from other of our products. In addition, underperformance on new product launches can damage overall brand credibility with customers and consumers.

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

    Furthermore, there is a trend among retailers in the grocery industry to reduce the overall number of products offered in their stores, which further increases competition for shelf space and makes it more difficult for us to keep existing products on the shelf and introduce new products with these retailers. Even if we do obtain shelf placement, our new and existing products may fail to achieve the sales expectations set by our retailers, potentially causing these retailers to remove our products from the shelf. As companies face more pressure for shelf space within each category, the increase in the number and quality of private label products continues to affect branded products. Gluten free private label offerings could also adversely affect our sales.

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

In addition, we constantly evaluate our product lines to determine whether or not to discontinue certain products and whether or not to stay in particular lines of business. Exiting product lines may increase our profitability but could reduce our sales, and a reduction in sales of certain products could result in a reduction in sales of other products. We cannot ensure that the discontinuation of product lines will not have an adverse effect on our business.

In addition, many food retailers are caught between the rising costs of the products they sell and consumers who are demanding lower prices. We are adversely affected by efforts by retailers to increase their margins by increasing the prices of products they sell, over which we have no control, because this can result in some consumers electing to purchase lower-cost alternatives. This is compounded by a shift by retailers to using pricing departments, which are separate from their buyers/merchandisers, so we have less influence over final retailer pricing. The expanding retailer margins make it more difficult for us to offer adequate value to the consumers and create brand loyalty.

Changes in retail distribution arrangements and the trend toward fewer products stocked at retail can result in the loss of retail shelf space and disrupt sales of food or beverage products, which could cause our sales and/or profitability to fall.

From time to time, retailers change distribution centers that supply some of their retail stores or change sales agencies that are responsible for stocking and maintaining food and beverage products in parts of their stores. If a new distribution center has not previously distributed our products in that region or if a sales agency is not familiar with our products, there could be a delay in a distribution center's ability to begin distributing our new products in its region or to arrange for a sales agency to represent and stock our products. If we do not get approval to have our products offered in a new distribution region or if getting this approval takes longer than anticipated, our operating results may suffer. Likewise, if we cannot establish a relationship with a sales agent to stock food or beverage products in one or a number of stores or if we temporarily lose shelf space during the time it takes to do so, our sales may decline. In addition, the trend by retailers of reducing the number and inventory of items in stock and on shelf can lead to loss of sales and less availability of our products to consumers.

The food industry is highly competitive and we compete with many companies who have greater resources than us.

The food industry is highly competitive and numerous multinational, regional and local firms currently compete, or are capable of competing, with us. Our products compete with branded products as well as generic and private-label products of food retailers, wholesalers, food service providers and cooperatives. We compete primarily on the basis of product quality, ability to satisfy specific consumer need states (including gluten free needs), brand recognition, brand loyalty, service, marketing, advertising, patent protections and price. Some competitors may have different profit or strategic objectives than we do. Some competitors may invest in discounts or trade credit at a time when we are investing in new packaging and promotion, or vice versa. Competitors may develop new patentable technology which results in products which are able to compete successfully with our products. Substantial advertising and promotional expenditures are required to maintain or improve a brand's market position or to introduce a new product, and participants in our industry are engaging with new media, including consumer outreach through social media and web-based vehicles.

In the Natural segment, our larger competitors now include General Mills (Annie’s), Hain Celestial Group, Inc. (Rudi’s), Hillshire Farms (Van’s), Schär and Amy’s Gluten Free. There are also many smaller companies dedicated to gluten free, allergen-free or other natural products that compete with us, and large companies with superior resources and distributions systems, many smaller niche companies and/or private label sellers could elect to enter the gluten free market. Pricing and margins in gluten free categories may be reduced as private label and competitive activity increases. Our business could be adversely affected if large consumer packaged goods companies such as General Mills or Nestle began to focus on selling low cost gluten free products, or if large direct store delivery (DSD) distributors such as Bimbo Bakeries or Flowers Foods began distributing shelf stable gluten free bread and baked goods through their nationwide distribution channels. We also face the risk that competitors may eventually catch up with us with respect to the taste and quality of the gluten free foods they sell. In our Balance segment, our largest principal competitors are Unilever, ConAgra Foods and Land O' Lakes, each of whom has substantially greater market presence, longer operating histories, better distribution, and greater financial, marketing, capital and other resources than we do. Our ability to gain or maintain market share may be limited as a result of actions by competitors or by the limited advertising and promotional resources available to us. If our products fail to compete successfully, demand for our products and our sales volumes and profitability could be negatively impacted.

Risks Relating to Our Indebtedness

Our indebtedness could have important consequences to our stockholders. Our ability to service our debt may be limited, which could force us to reduce or delay advertising and promotional expenditures, restructure our indebtedness or seek additional equity capital.

As of December 31, 2014, we had an aggregate amount of $298.6 million of secured debt outstanding under our Credit Facility with $115 million of unused commitments under the Revolving Facility (as defined below). Our indebtedness could have important consequences to our stockholders, including:

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

•
exposing us to potential events of default (if not cured or waived) under financial and operating covenants that could have a material adverse effect on our business, results of operations and financial condition;

•	increasing our vulnerability to a downturn in general economic conditions or in pricing of or demand for our products; and

•	limiting our ability to react to changing market conditions in our industry and in our customers' industries.

In addition, borrowings under our Credit Facility bear interest at variable rates. If market interest rates increase, the variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow.

Our ability to pay interest, principal and fees on our Credit Facility will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory, legislative and other factors, many of which are beyond our control. In addition, our ability to pay interest, principal and fees on our Credit Facility may depend on our customers' financial stability and their ability to pay us for their purchases in a timely fashion, or at all. Any significant default or delay in our customers' payments could result in our inability to pay interest, principal and fees on our Credit Facility in a timely fashion.

Our debt levels and leverage ratio may be perceived as high for a growth company. If we are unable to generate sufficient cash flow to service our indebtedness, fund our advertising and promotional expenditures and satisfy our capital expenditure requirements, we will be forced to adopt an alternative strategy that may include reducing or delaying advertising and promotional expenditures, restructuring or refinancing our indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all. Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.

If we are obligated for any reason to repay our Credit Facility before the scheduled installment dates, we could deplete our working capital, if available, or make raising additional funds necessary. Our failure to repay the secured debt financing, if required, could result in legal action against us which could materially harm our business.

As of December 31, 2014, we had outstanding an aggregate amount of $298.6 million of secured debt under our Credit Facility. Any event of default could require the early repayment of our Credit Facility in whole or in part together with accrued interest on the outstanding principal balance of our Credit Facility and any other applicable penalties, including a default interest rate. If, prior to the maturity date, we are required to repay our Credit Facility in full, we would be required to use our limited working capital and raise additional funds. If we were unable to repay our Credit Facility, and other applicable penalties, when required, our lenders could commence legal action against us to recover the amounts due, which could include, among other things, a termination of their commitments to loan money, a requirement that certain obligations be cash collateralized, and foreclosure against the assets securing their borrowings. Any such action would be materially harmful to us and could require us to curtail or cease operations, and the Company could in such case be forced into bankruptcy or liquidation.

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
•make investments in foreign subsidiaries;
•use assets as security in other transactions or otherwise create liens;
•enter into transactions with affiliates;
•enter into certain burdensome contracts;
•change the nature of our business in a material manner;
•merge or consolidate with others; and
•transfer or sell assets, including the equity interests of our subsidiaries, or use asset sale proceeds.

Our failure to comply with the covenants described above could result in an event of default under our Credit Facility. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 1600 Pearl Street - Suite 300, Boulder, Colorado 80302 and our telephone number is (303) 652-0521. The initial term of the lease for our corporate headquarters expires in 2025 and we have two options to extend for additional three-year terms.

We have three leases in Paramus, New Jersey for office space. The initial term of the leases expires May 31, 2015 and we have two options to extend for additional five-year terms.

Glutino has lease agreements for manufacturing and storage space in Laval, Quebec, Canada.  These leases expire in March of 2020 and provide an option to extend for additional four-year terms.

We have a lease agreement for manufacturing, storage and office space in Denver, Colorado and we believe this “Florence St.” manufacturing facility is the largest gluten free manufacturing facility in North America as measured by square feet. We have a lease agreement for additional manufacturing space in Aurora, Colorado and we have two additional lease agreements for properties which are not currently used in/for production. The lease terms and optional extensions are as follows:

Location and Purpose	Lease Term Expiration	Extension Option
Denver, Colorado offices, manufacturing and storage	November 2023	Five years
Denver, Colorado manufacturing	February 2016	Three one-year extensions
Aurora, Colorado manufacturing	June 2016	46 months
Denver, Colorado, manufacturing	September 2020	none

We also have a lease agreement for manufacturing, storage and office space in Boulder, Colorado. The Boulder lease expires December 31, 2015, with an option to extend for an additional four year term.

We own property in the United Kingdom for office, manufacturing and storage space for BBUK.

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

On July 28, 2012, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of California claiming that the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products is false, misleading and deceptive (the "California Case"). The plaintiffs filed a Second Amended Complaint and substituted a new plaintiff. The Company moved to dismiss the Second Amended Complaint. That motion is pending. A substantially similar class action lawsuit related to the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products was filed on August 9, 2012 in the Southern District of New York. In light of its similarity to the California Case, the Southern District of New York stayed all activity in that case pending a decision in the California Case on class certification. The Company believes the allegations contained in both of these complaints are without merit and intends to vigorously defend itself against these allegations.

On August 29, 2012, legal proceedings were filed against the Company and others in Canada, Province of Quebec, District of Montreal, by Stepworth Holdings Inc. in connection with an indemnification claim made by the Company against Stepworth, which sold Glutino to the Company. In those legal proceedings, Stepworth seeks a declaration that it is not required to indemnify the Company for losses arising from claims made against the Company by Osem and Carmit, two Glutino suppliers. As such, it seeks a declaration that it is entitled to the purchase price for Glutino placed in escrow to cover indemnification claims made by the Company against Stepworth. In a related proceeding, on September 24, 2012, the Company filed proceedings in the same court in Canada against the Glutino suppliers and others, seeking a declaration that the suppliers' claims against the Company are not valid. On December 4, 2012, Osem filed proceedings against the Company, in the same Canadian court, seeking $16.9 million (in Canadian dollars) for the Company's reduction in the volume of purchases from Osem. The Company intends to vigorously defend itself in this litigation and continues to assert its indemnification claim against Stepworth. The Company does not expect that the resolution of this matter will have a material adverse effect on its business.

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

	Common Stock
	High	Low
2013 First Quarter	$13.99	$7.74
2013 Second Quarter	$12.64	$8.16
2013 Third Quarter	$17.17	$12.11
2013 Fourth Quarter	$17.98	$13.79
2014 First Quarter	$17.79	$13.10
2014 Second Quarter	$18.46	$11.38
2014 Third Quarter	$15.47	$11.01
2014 Fourth Quarter	$13.73	$7.77

Holders

As of December 31, 2014, there were 24 holders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any dividends on our common stock to date. The payment of dividends is within the discretion of our board of directors and our board presently intends to retain all earnings for use in our business operations and to support our growth strategy. Furthermore, our Credit Facility prohibits the payment of any cash dividends. Accordingly, we do not anticipate declaring any dividends in the foreseeable future.

Stock Performance Graph

The performance graph furnished below compares the annual cumulative total stockholder return (assuming reinvestment of dividends) from investing $100 on January 1, 2010 in each of (i) our common stock, (ii) a peer group index consisting of the S&P Packaged Foods & Meats Index, and (iii) the S&P SmallCap 600 Index.

The stock price performance on the graph below is not necessarily indicative of future price performance.

Comparison of Cumulative Five Year Total Return
Boulder Brands, Inc., S&P Small Cap 600 Index, S&P Packaged Goods & Meats Index
300
250
200
150
100
50
0
Dollars
2009
2010
2011
2012
2013
2014
Boulder Brands
S&P Small Cap 600 Index
S&P Packaged Foods & Meats Index

This stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

Item 6. Selected Financial Data

The following is a summary of selected financial data of the Company for the period from January 1, 2010 to December 31, 2014. The selected financial data should be read in conjunction with “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the notes thereto included elsewhere in this Annual Report (in thousands, except share data):

	Years Ended December 31,
	2014	2013	2012	2011	2010
Statement of operations data:
Net sales	$516,631	$461,338	$369,645	$274,337	$241,967
Cost of goods sold	325,479	269,291	210,752	151,198	125,131
Gross profit	191,152	192,047	158,893	123,139	116,836

Operating expenses:
Marketing	22,611	30,295	32,316	26,606	40,155
Selling	44,674	35,988	30,689	23,208	19,769
General and administrative	84,980	75,059	65,508	45,562	40,270
Restructuring, acquisition and integration-related costs	4,351	5,824	7,638	4,086	4,133
Goodwill and tradename impairment	150,507	—	—	—	130,000
Total operating expenses, net	307,123	147,166	136,151	99,462	234,327
Operating income (loss)	(115,971)	44,881	22,742	23,677	(117,491)

Other income (expense), net:
Interest expense	(18,131)	(24,493)	(15,046)	(3,612)	(3,598)
Other income (expense), net	(805)	(1,351)	231	767	(266)
Total other (expense), net	(18,936)	(25,844)	(14,815)	(2,845)	(3,864)
Income (loss) before income taxes	(134,907)	19,037	7,927	20,832	(121,355)
(Benefit) provision for income taxes	(7,637)	8,750	3,724	11,172	6,806
Net income (loss)	(127,270)	10,287	4,203	9,660	(128,161)
Less: Net loss attributable to noncontrolling interest	194	139	—	—	—
Net income (loss) attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$(127,076)	$10,426	$4,203	$9,660	$(128,161)

Earnings (loss) per share attributable to Boulder Brands, Inc. and Subsidiaries common stockholders:
Basic	$(2.09)	$0.17	$0.07	$0.16	$(2.08)
Diluted	$(2.09)	$0.17	$0.07	$0.16	$(2.08)

Weighted average shares outstanding
Basic	60,890,622	59,643,102	59,133,992	59,256,228	61,665,824
Diluted	60,890,622	62,871,488	60,765,876	59,284,978	61,665,824

Net income (loss)	$(127,270)	$10,287	$4,203	$9,660	$(128,161)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,603)	(2,605)	631	(1,260)	—
Other comprehensive income (loss)	(2,603)	(2,605)	631	(1,260)	—
Comprehensive income (loss)	(129,873)	7,682	4,834	8,400	(128,161)
Less: Comprehensive loss attributable to noncontrolling interest	194	139	—	—	—
Comprehensive income (loss) attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$(129,679)	$7,821	$4,834	$8,400	$(128,161)

	As of December 31,
	2014	2013	2012	2011	2010
Balance sheet data:
Cash	$31,660	$16,732	$11,509	$7,959	$3,840
Other current assets	115,212	99,307	70,075	45,281	26,635
Property and equipment, net	53,151	51,408	31,195	13,804	5,378
Goodwill	233,592	347,227	322,191	266,598	248,912
Intangible assets, net	191,400	242,296	233,691	183,822	150,017
Investments, at cost	11,751	8,751	—	—	—
Other non-current assets	9,826	9,762	13,293	4,168	3,621
Total assets	$646,592	$775,483	$681,954	$521,632	$438,403

Current liabilities	$57,875	$71,179	$63,127	$49,725	$28,938
Long-term debt	301,113	292,344	230,490	93,815	44,000
Deferred tax liability	41,536	52,873	48,867	51,474	44,165
Contract payable	—	1,375	2,750	4,125	5,500
Other liabilities	4,909	1,393	1,232	877	2,301
Total liabilities	405,433	419,164	346,466	200,016	124,904
Common stock – par value	6	6	6	6	6
Additional paid-in capital	574,721	560,120	548,470	539,432	534,568
Accumulated deficit	(313,414)	(186,338)	(196,764)	(200,967)	(210,627)
Accumulated other comprehensive loss	(5,837)	(3,234)	(629)	(1,260)	—
Treasury stock	(15,595)	(15,595)	(15,595)	(15,595)	(10,448)
Total Boulder Brands, Inc. and Subsidiaries stockholders' equity	239,881	354,959	335,488	321,616	313,499
Noncontrolling interest	1,278	1,360	—	—	—
Total equity	241,159	356,319	335,488	321,616	313,499
Total liabilities and equity	$646,592	$775,483	$681,954	$521,632	$438,403

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2014, 2013 and 2012. This section should be read in conjunction with our consolidated financial statements for the periods mentioned above, including the notes thereto, which are included elsewhere in this Annual Report.

Company Overview

Boulder Brands is committed to creating food solutions that give people opportunities to improve their lives, one product at a time. We distribute our products in all major retail channels, including natural, grocery, club, mass, food, and drug. Our product portfolio consists of a wide variety of food products marketed under the Udi's®,  Glutino®, Gluten-Free Pantry®, Earth Balance®, Level Life™, EVOL and Smart Balance® brands.  Our corporate vision is to create a health and wellness innovation platform that builds brands targeted to highly motivated consumer needs. These “need states” include gluten free diets (Glutino and Udi's), plant-based diets (Earth Balance), diabetic diets (Level Life), pure & simple ingredients (EVOL), and heart-health (Smart Balance).

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

On March 5, 2013, we formed a new partnership called Boulder Brands Investment Group, LLC, or "BIG," with a third party. BIG invests in early-stage growth companies in the natural and organic food and beverage sectors.  In the second quarter of 2013, the partners of BIG made their initial capital contributions and BIG made its first investment totaling $2.1 million. In the third quarter of 2013, BIG made additional investments totaling $6.7 million. In the fourth quarter of 2014, BIG made two additional investments totaling $3.0 million. All investments have been accounted for under the cost method.

On May 1, 2013, we acquired Davies, a United Kingdom based gluten free bakery and bread manufacturer, for approximately $3.9 million.

On July 10, 2013, we acquired 80% of GlucoBrands, LLC, owner of Level Life, or "Level," for $2.4 million. In February 2014, we acquired an additional 8% of Level for $0.2 million, and in July 2014, we acquired approximately an additional 1% of Level for $42 thousand. Level provides convenient food products to customers which help them create a diabetes-friendly diet as part of their daily management of diabetes.

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

On December 31, 2013, Udi’s was merged into GFA. On December 31, 2014, EVOL was merged into GFA, and we now operate GFA under the name Boulder Brands, USA, Inc.

On October 15, 2014, we acquired Real Food Matters, LLC, for $0.8 million, a natural foods research and development firm.

Restructuring

As part of continuing efforts to increase efficiency and effectiveness and position us for success, we undertook an organizational restructuring in 2011. In 2012, in connection with the acquisition of Udi's and establishment of two reportable operating segments, we eliminated several senior management positions, streamlining our management team. In 2013, we began a process to increase efficiency at our Udi’s manufacturing facilities, which involved the consolidation of several facilities into one new, state-of the art facility.  During 2013, charges of $2.4 million were incurred for asset write-offs and $0.4 million were incurred for related expenses associated with this restructuring effort. During 2014, additional charges of $1.1 million were incurred in connection with the Udi's facility consolidation, of which $0.5 million were for lease exit costs, net of estimated subleases, and $0.6 million were incurred for asset write-offs. During 2014, we also incurred additional charges associated with the restructuring of certain executive management positions. Additionally in 2014, we determined in was necessary to relocate certain functional departments within the company to one central location. As a result of this, we expect to incur approximately $1,992 of one-time termination benefits, as well as approximately $400 for other associated exit costs. As of December 31, 2014, $517 of the one-time termination costs have been incurred.

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

Results of Operations

Results of Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

	Years Ended December 31, *
(In millions, except per share data)	2014	2013	$ Change	% Change
Net sales	$516.6	$461.3	$55.3	12.0%
Cost of goods sold	325.5	269.3	56.2	20.9%
Gross profit	191.2	192.0	(0.8)	(0.5)%

Operating expenses:
Marketing	22.6	30.3	(7.7)	(25.4)%
Selling	44.7	36.0	8.7	24.1%
General and administrative	85.0	75.1	9.9	13.2%
Restructuring, acquisition and integration-related costs	4.4	5.8	(1.4)	(25.3)%
Goodwill and tradename impairment	150.5	—	150.5	NM
Total operating expenses	307.1	147.2	159.9	108.7%
Operating income (loss)	(116.0)	44.9	(160.9)	(358.4)%

Other income (expense), net:
Interest expense	(18.1)	(24.5)	6.4	(26.0)%
Other income (expense), net	(0.8)	(1.4)	0.6	(40.4)%
Total other (expense), net	(18.9)	(25.8)	6.9	(26.7)%
Income (loss) before income taxes	(134.9)	19.0	(153.9)	(808.7)%
Provision (benefit) for income taxes	(7.6)	8.8	(16.4)	(187.3)%
Net income (loss)	(127.3)	10.3	(137.6)	NM
Less: Net loss attributable to noncontrolling interest	0.2	0.1	0.1	39.6%
Net income (loss) attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$(127.1)	$10.4	$(137.5)	NM

Earnings (loss) per share attributable to Boulder Brands, Inc. and Subsidiaries common stockholders:
Basic	$(2.09)	$0.17	$(2.26)	NM
Diluted	$(2.09)	$0.17	$(2.26)	NM
* Amounts may not add due to rounding.
NM = Not meaningful

Net Sales

Total net sales of $516.6 million for the year ended December 31, 2014 increased by $55.3 million, or 12.0%, from $461.3 million in 2013. The increase was related to an increase in our Natural segment net sales, partly offset by a decrease in our Balance segment net sales.

Net sales from our Natural segment of $314.3 million for the year ended December 31, 2014 increased by $76.9 million from $237.4 million in 2013. The increase was related to increases in Udi’s products of $43.6 million and EVOL of $41.3 million (acquired in December 2013), partly offset by a decrease in Glutino products of $8.0 million.

Net sales from our Balance segment of $202.3 million for the year ended December 31, 2014 decreased by $21.6 million, or 9.6%, from $223.9 million in 2013. The decrease was primarily related to the licensing of milk in the third quarter of 2013 and a decrease in volume of Smart Balance spreads due to competitive promotional levels and continued consumer price sensitivity to premium products. The decrease in sales of Smart Balance spreads and milk was partly offset by an increase in sales of Earth Balance products. Volume decreases resulted in a decrease in net sales of approximately $19.3 million.

Cost of Goods Sold

Total cost of goods sold of $325.5 million for the year ended December 31, 2014 increased by $56.2 million, or 20.9%, from $269.3 million in 2013. The increase was related to an increase in our Natural segment cost of goods sold, partly offset by a decrease in our Balance segment cost of goods sold.

Cost of goods sold for our Natural segment was $217.1 million for the year ended December 31, 2014, an increase of $66.0 million from $151.1 million in 2013. The increase was primarily related to increases in cost of goods sold for Udi's of $37.9 million and EVOL (acquired in December 2013) of $30.6 million, partly offset by a decrease in Glutino of $2.1 million. The increases primarily related to the increases in net sales as well as an increase in certain raw material costs.

Cost of goods sold for our Balance segment was $108.4 million for the year ended December 31, 2014, a decrease of $9.8 million, or 8.3%, from $118.2 million in 2013. The decrease was primarily related to the decrease in net sales, partly offset by an increase in investments in product formulation.

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

Total brand profit of $127.1 million for the year ended December 31, 2014 decreased by $0.5 million from $127.6 million in 2013. The decrease was related to a decrease in brand profit for our Balance segment, partly offset by an increase in our Natural segment.

Brand profit from our Natural segment of $53.4 million for the year ended December 31, 2014 increased by $0.5 million from $52.9 million in 2013. Gross profit increased $10.8 million in 2014 compared to 2013 and as a percentage of net sales was 30.9% for the year ended December 31, 2014 compared to 36.4% during the same period in 2013. The decrease in gross margins primarily relates to increased costs for certain raw materials and an increase in plant capacity associated with a new production facility at Udi’s, which resulted in lower utilization. The increase in gross profit was partly offset by increases in selling expenses of $9.5 million and non-promotional marketing of $1.2 million. The increase in selling expenses primarily relates to increased freight costs related to an increase in net sales.

Brand profit from our Balance segment of $73.7 million for the year ended December 31, 2014 decreased by $1.0 million from $74.7 million in 2013. Gross profit decreased $11.7 million in 2014 compared to 2013, and as a percentage of net sales was 46.4% for the year ended December 31, 2014 compared to 47.2% during the same period in 2013. The decrease in gross profit was partly offset by decreases in non-promotional marketing of $8.9 million and selling expenses of $0.8 million and an increase in royalty income, net of $1.0 million. The decrease in non-promotional marketing expenses primarily relates to spreadable butter and the licensing of milk in 2013.

General and Administrative

General and administrative expenses of $85.0 million for the year ended December 31, 2014 increased $9.9 million, or 13.2%, from $75.1 million in 2013. The increase primarily related to increased compensation, benefits and employee related costs of approximately $5.0 million due primarily to increased headcount and the inclusion of EVOL, acquired in December 2013. The increase also related to a $1.6 million increase in depreciation and amortization expense primarily relating to the inclusion of EVOL and a $1.6 million increase in severance, relocation expenses and a settlement of a class action lawsuit.

Restructuring, Acquisition and Integration-related Costs

Restructuring, acquisition and integration-related costs for the year ended December 31, 2014 were $4.4 million, comprised of restructuring costs associated with the consolidation of several of Udi’s manufacturing facilities, the restructuring of certain executive management positions and the relocation of certain functional departments within the company to one central location of $3.7 million and acquisition and integration-related costs of $0.7 million, primarily related to the acquisition of EVOL. Restructuring, acquisition and integration-related costs for the year ended December 31, 2013 were $5.8 million comprised of $3.2 million of acquisition and integration-related costs associated with the acquisitions of Davies, EVOL and Level as well as the integration of Udi’s and $2.6 million of restructuring costs associated with the consolidation of several of Udi’s manufacturing facilities.

Goodwill and Tradename Impairment

During the third quarter of 2014, we recorded an impairment charge of $150.5 million, of which $113.5 million related to goodwill of our Smart Balance reporting unit and $37.0 million related to our Smart Balance tradename.

Total Other Income (Expense), Net

We had total other expenses, net of $(18.9) million for the year ended December 31, 2014 and $(25.8) million in the corresponding period in 2013. The results for 2014 and 2013 included interest expense of $(18.1) million and $(24.5) million, respectively. Interest expense included write-offs of debt costs associated with the refinancing of our debt of $1.0 million in 2014 and $7.0 million in 2013. Also included in total other income (expense), net in 2014 were currency translation losses of $(0.7) million and other taxes of $(0.3) million, partly offset by gains of $0.4 million on commodity hedging. Also included in other expense in 2013 were currency translation losses of $(0.8) million, other taxes of $(0.4) million and losses on the disposal of assets of $(0.3) million.

Provision/Benefit for Income Taxes

The benefit for income taxes for the year ended December 31, 2014 was $7.6 million compared with a provision of $8.8 million in 2013. The effective tax rate for the year ended December 31, 2014 was 5.7% primarily as a result of the goodwill impairment charge, which is not deductible for tax purposes. The effective tax rate for the year ended December 31, 2013 was 46.0%, primarily as a result of a $0.3 million adjustment relating to nondeductible employee compensation.

Net Income (Loss) Attributable to Boulder Brands, Inc. and Subsidiaries Common Stockholders, or “Net Income (Loss) Attributable to Boulder Brands”

Our net loss attributable to Boulder Brands, Inc. for the year ended December 31, 2014 was $127.1 million compared to net income of $10.4 million in 2013. The $137.5 million decrease was primarily due to the goodwill and intangible impairment charges in 2014 of $136.1 million, net of tax, as well as the reasons noted above.

Results of Operations for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

	Years Ended December 31, *
(in millions)	2013	2012	$ Change	% Change
Net sales	$461.3	$369.6	$91.7	24.8%
Cost of goods sold	269.3	210.7	58.6	27.8%
Gross profit	192.0	158.9	33.1	20.9%

Operating expenses:
Marketing	30.3	32.3	(2.0)	(6.3)%
Selling	36.0	30.7	5.3	17.3%
General and administrative	75.1	65.5	9.6	14.6%
Restructuring, acquisition and integration-related costs	5.8	7.6	(1.8)	(23.7)%
Total operating expenses	147.2	136.2	11.0	8.1%
Operating income	44.9	22.7	22.2	97.3%

Other income (expense):
Interest expense	(24.5)	(15.0)	(9.5)	62.8%
Other income (expense), net	(1.4)	0.2	(1.6)	NM
Total other (expense)	(25.8)	(14.8)	(11.0)	74.4%
Income (loss) before income taxes	19.0	7.9	11.1	140.2%
Provision for income taxes	8.8	3.7	5.1	135.0%
Net income	10.3	4.2	6.1	144.8%
Less: Net loss attributable to noncontrolling interest	0.1	—	0.1	NM
Net income attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$10.4	$4.2	6.2	148.1%

Earnings per share attributable to Boulder Brands, Inc. and Subsidiaries common stockholders:
Basic	$0.17	$0.07	0.10	142.9%
Diluted	0.17	$0.07	0.10	142.9%
* Amounts may not add due to rounding.

Net Sales

Total net sales of $461.3 million for the year ended December 31, 2013 increased by $91.7 million, or 24.8%, from $369.6 million in 2012. The increase was related to an increase in our Natural segment net sales, partly offset by a decrease in our Balance segment net sales.

Net sales from our Natural segment of $237.4 million for the year ended December 31, 2013 increased by $114.8 million from $122.6 million in 2012. The increase was related to increases in Udi’s products (acquired in July 2012) of $93.9 million and Glutino products of $20.5 million.

Net sales from our Balance segment of $223.9 million for the year ended December 31, 2013 decreased by $23.1 million, or 9.4%, from $247.0 million in 2012. The decrease was primarily related to a decrease in volume of Smart Balance spreads due to competitive promotional levels and continued consumer price sensitivity to premium products, the licensing of milk in the third quarter of 2013 and the winding down of Bestlife spreads and Smart Balance butter blends. The decrease was partly offset by the introduction of spreadable butter in 2012 and an increase in Earth Balance products of $8.6 million.

Cost of Goods Sold

Total cost of goods sold of $269.3 million for the year ended December 31, 2013 increased by $58.6 million, or 27.8%, from $210.7 million in 2012. The increase was related to an increase in our Natural segment cost of goods sold, partly offset by a decrease in our Balance segment cost of goods sold.

Cost of goods sold for our Natural segment was $151.1 million for the year ended December 31, 2013, an increase of $72.3 million from $78.7 million in 2012. The increase was primarily related to increases in Udi's products (acquired in July 2012) of $61.3 million and Glutino of $10.8 million. The increases primarily related to the increases in net sales.

Cost of goods sold for our Balance segment was $118.2 million for the year ended December 31, 2013, a decrease of $13.8 million, or 10.5%, from $132.0 million in 2012. The decrease was primarily related to the decrease in net sales, partly offset by an increase in commodity costs.

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

Brand profit from our Natural segment of $52.9 million for the year ended December 31, 2013 increased by $26.7 million from $26.2 million in 2012. Gross profit increased $42.4 million in 2013 compared to 2012 and as a percentage of net sales was 36.4% for the year ended December 31, 2013 compared to 35.8% during the same period in 2012. The increase in gross margins primarily relates to product mix, partly offset by an increase in plant capacity associated with a new production facility at Udi’s, which resulted in lower utilization. The increase in gross profit was partly offset by increases in selling expenses of $8.2 million and non-promotional marketing of $7.2 million primarily due to the acquisition of Udi's in July 2012 and increases in net sales.

Brand profit from our Balance segment of $74.7 million for the year ended December 31, 2013 increased by $4.7 million, or 6.7%, from $70.0 million in 2012. Gross profit decreased $9.3 million in 2013 compared to 2012, but as a percentage of net sales was 47.2% for the year ended December 31, 2013 compared to 46.5% during the same period in 2012. The increase in gross margins was primarily due to the licensing of milk, which had lower margins and is no longer in our results, as well as decreased costs associated with new product launches, partially offset by higher costs associated with space saver packaging. Gross margins in 2012 were also impacted negatively by the introduction of spreadable butter in 2012. The decrease in gross profit was more than offset by decreases in non-promotional marketing of $9.2 million, selling expenses of $2.9 million and an increase in royalty income, net of $1.9 million.

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

Total Other Income (Expense), Net

We had other expenses, net of $(25.8) million for the year ended December 31, 2013 and $(14.8) million in the corresponding period in 2012. The results for 2013 and 2012 included interest expense of $(24.5) million and $(15.0) million, respectively.  The increase in interest expense in 2013 was primarily due to the write-off of debt costs in the third quarter of 2013, associated with the refinancing of our Prior Credit Facility, as well as higher average debt balances, which were partially offset by lower interest rates associated with the New Credit Facility. Also included in other expense in 2013 were currency translation losses of $(0.8) million, other taxes of $(0.4) million and losses on the disposal of assets of $(0.3) million. Also included in other expense in 2012 was a gain of $0.6 million on commodity hedging derivatives, partly offset by other taxes of $(0.3) million and currency translation losses of $(0.1) million.

Provision for Income Taxes

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

	Years Ended December 31,
	2014	2013	2012
Brand Profit:
Natural	$53.4	$52.9	$26.2
Balance	73.7	74.7	70.0
Total brand profit for reportable segments	127.1	127.6	96.2
Less adjustments:
General and administrative, excluding royalty expense (income), net	88.2	76.9	65.9
Restructuring, acquisition and integration-related costs	4.4	5.8	7.6
Goodwill and tradename impairment	150.5	—	—
Interest expense	18.1	24.5	15.0
Other (income) expense, net	0.8	1.4	(0.2)
Income (loss) before income taxes	$(134.9)	$19.0	$7.9

Liquidity and Capital Resources

Cash Flows

As of December 31, 2014, we had cash and cash equivalents of $31.7 million, an increase of $14.9 million from December 31, 2013. The following table summarizes the change:

	Years Ended December 31,
(in millions)	2014	2013	2012	2014 vs. 2013 $ Change	2013 vs. 2012 $ Change
Cash provided by (used in):
Operating activities	$19.1	$33.6	$27.6	$(14.5)	$6.0
Investing activities	(16.4)	(89.6)	(139.3)	73.2	49.7
Financing activities, net	12.2	61.3	115.2	(49.1)	(53.9)
Effect of exchange rate changes	(0.1)	—	—	(0.1)	—
Net change in cash and cash equivalents	$14.9	$5.2	$3.6	$9.7	$1.6
* Amounts may not add due to rounding.

Cash provided by operating activities decreased from $33.6 million for the year ended December 31, 2013 to $19.1 million for the year ended December 31, 2014, due primarily to increased working capital needs as well a decrease in net income before non-cash items.

Cash provided by operating activities increased from $27.6 million for the year ended December 31, 2012 to $33.6 million for the year ended December 31, 2013, due primarily to an increase in net income before depreciation, amortization and other non-cash expenses, partly offset by decreased working capital needs.

During the year ended December 31, 2014, we used $73.2 million less cash for investing activities compared with the same period of 2013. The decrease in investing activities was primarily due to the acquisitions of Davies, Level and EVOL and an investment purchase in 2013, as well as lower capital expenditures in 2014 compared to 2013.

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

During the year ended December 31, 2014, we generated $49.1 million less cash from financing activities compared with the same period in 2013. The decrease was due primarily to decreased borrowings under our Term Loan (as defined below) in the 2014 period.

During the year ended December 31, 2013, we generated $53.9 million less cash from financing activities compared with the same period in 2012. The decrease was due primarily to increased repayments of debt of $118.5 million, partly offset by an increase in borrowings of $51.8 million.

Liquidity

Our liquidity planning is largely dependent on our operating cash flows, which is highly sensitive to changes in demand, operating costs and pricing for our major products. While changes in key operating costs, such as outsourced production, key commodities, advertising, promotion and distribution, may adversely affect cash flows, we have been able to continue to generate significant cash flows by adjusting costs. Our principal liquidity requirements are to finance current operations, pay down existing indebtedness and fund future expansion. Under our Credit Facility (as defined below), we can also repurchase common stock subject to the satisfaction of certain conditions. No shares were repurchased during the year ended December 31, 2014. Currently, our primary source of liquidity is cash generated by operations. We may from time to time, depending on market conditions, seek to refinance our debt, issue debt or equity securities or engage in other capital markets or financing activities. However, there can be no assurance that we will consummate such transactions.

We believe that cash flows generated from operations, existing cash and cash equivalents and borrowing capacity under our Revolving Facility should be sufficient to finance working capital requirements for our business for the foreseeable future.

As of December 31, 2014, $115.0 million was available for borrowing under our Credit Facility and we had $31.7 million of cash and cash equivalents.

Financing:

As of December 31, 2014, $296.5 million was outstanding under the Term Loan and no borrowings under our Revolving Facility.

Cash paid for interest during the year ended December 31, 2014 was $14.4 million. The interest rates for outstanding obligations at December 31, 2014 were 4.5% for the Term Loan while the commitment fee on the unused line was 0.5%.

During the year ended December 31, 2014, we repaid $2.2 million under the Term Loan.

On July 9, 2013, the Company entered into a credit agreement by and among GFA Brands, Inc., UHF Acquisition Corp. and Udi's Healthy Foods, LLC, as borrowers, or the “Borrowers,” the Company, as a guarantor, the other guarantors from time to time party thereto, the lenders from time to time party thereto, or the “Lenders,” and Citibank, N.A., as administrative agent, or the “Agent” (as subsequently amended, the “Credit Facility”), pursuant to which the Borrowers established a senior secured credit facility, or the “Credit Facility,” in an aggregate principal amount of $330.0 million, consisting of a term loan B, or the “Term Loan,” in an aggregate principal amount of $250.0 million and a revolving credit facility, or the “Revolving Facility,” in an aggregate principal amount of $80.0 million (with sublimits for swingline loans and the issuance of letters of credit). The Term Loan will mature on July 9, 2020 and the Revolving Facility will mature on July 9, 2018.

On December 20, 2013, the Company increased its senior secured term loan credit facility, at the same interest rate as the original loan, by $25 million to $275 million. In addition, the Company amended the financial covenants on its revolving credit facility to increase the senior secured funded debt-to-EBITDA covenant by 0.25x for each quarterly period.

On July 29, 2014, we entered into the Amendment Agreement (the “Third Amendment”) by and among GFA Brands, Inc., as borrower, the Company, as a guarantor, the other guarantors party thereto, the financial institutions party thereto, as lenders, and Citibank, N.A., as administrative agent.  The Third Amendment amends the Credit Facility to, among other things, (a) increase the aggregate principal amount of the term loan facility by $27.0 million, (b) increase the aggregate principal amount of the Revolving Facility from $80 million to $115 million, (c) subject to compliance with certain leverage-based criteria, decrease the interest rate margin with respect to the term loan facility by up to 0.5%, (d) increase the maximum total funded debt to consolidated EBITDA ratio to 6.50x for any fiscal quarter ending prior to December 31, 2015, and to 6.0x for the fiscal quarter ending December 31, 2015 and each fiscal quarter thereafter and (e) revise the “incremental” term loan provision so that, upon the satisfaction of certain conditions, the borrower may increase the term and/or revolving commitments by an amount not to exceed the sum of (i) $100 million and (ii) an additional amount so long as various specified leverage ratios are not exceeded, subject to receipt of additional lending commitments for such loans.  Proceeds of the new term loans borrowed in connection with the Third Amendment were used to repay outstanding revolving loans under the Credit Facility, to pay fees and expenses in connection with the Third Amendment and for cash on the balance sheet.

As of December 31, 2014, we were in compliance with our financial covenants.

Interest

Outstanding amounts under the Term Loan bears interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 3.50% or (b) a Base Rate (equal in this context to the greater of (i) the Agent's prime rate, (ii) the federal funds rate plus 1/2 of 1.00% and (iii) LIBOR plus 1.00%) (but subject to a minimum of 2.00%) plus 2.50%. The Term Loan amortizes in equal quarterly installments of 0.25% of the initial principal amount beginning on September 30, 2013, with the balance due at maturity. The margin over LIBOR and the Base Rate for the Term Loan may be adjusted periodically based on the Company's ratio of first lien funded debt to consolidated EBITDA, with 3.5% per annum being the maximum LIBOR margin and 2.5% per annum being the maximum Base Rate margin established by such adjustment mechanism.

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

Contract Payable and Capital Leases

In addition to the indebtedness under the Credit Facility, we have recorded a contract payable of $1.4 million representing the unpaid balance on a 2010 acquisition. This amount will be paid in the first quarter of 2015, together with related interest. As of December 31, 2014, this amount is included within "Accounts payable and accrued expenses" on the Consolidated Balance Sheets.

We have five capital leases resulting in $8.7 million of capital lease obligations for certain of our manufacturing equipment. These leases have terms that expire from June 30, 2015 through December 1, 2021.

Maturities

Under the Credit Facility, the contract payable and capital lease obligations, we are required to pay the following amounts for our debt and contract obligations during the years ended December 31:

2015	$5.5
2016	4.2
2017	4.2
2018	4.3
2019	4.3
Thereafter	286.1
Total	$308.6

Contractual Obligations

The following table summarizes contractual obligations and borrowings as of December 31, 2014 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods. We expect to fund other commitments primarily with operating cash flows generated in the normal course of business.

	Payments Due by Period *
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Building Operating Leases	$32.8	$3.5	$7.5	$7.8	$14.0
Commodity Purchase Commitments(1)	63.3	63.3	—	—	—
Debt Obligations(2)	308.6	5.5	8.4	8.6	286.1
Interest on Debt(3)	79.1	14.4	28.2	26.8	9.7
	$483.8	$86.6	$44.1	$43.3	$309.8
* Amounts may not add due to rounding.

(1)
Forward purchase commitments for a portion of the Company’s projected requirement for commodity purchase commitments. These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price.

(2)
Amounts represent obligations under the Credit Facility entered into on July 9, 2013 (and as amended in December 2013 and July 2014), the contract payable and capital lease obligations. For more information on our debt obligations, see Note 10 to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8 - Financial Statements and Supplementary Data."

(3)	Amounts represent the estimated commitment fees and interest payments based on the principal amounts and applicable interest rates on the debt at December 31, 2014.

The table above excludes deferred tax liabilities of $41.5 million and deferred compensation liabilities of $1.5 million because the ultimate payoff date of these liabilities cannot be reasonably established given the long term nature of these obligations.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons.

Supply, Availability and General Risk Conditions

We contract for significant amounts of commodity purchase contracts to support the projected needs of our business. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. In addition, we contract for the manufacture of our products with several contract manufacturers. Two contract manufacturers produce all of our spreads, butter blends, oil and shortening products, one of whom produces approximately 69% of the total production and uses multiple facilities to service the required volume. A growing portion of our Natural segment products are being produced by contract manufacturers. We are dependent on these manufacturers for the necessary production capacity in order for us to meet our customer demands. Alternative sources are continuously being reviewed to ensure we have sufficiently reliable and efficient contract manufacturers that have capacity to grow with our business needs.

Seasonality and Quarterly Results

Our Balance segment is subject to seasonal fluctuations. Significant portions of the net sales and profits of the Balance segment have historically been, and may continue to be, realized during the fourth quarter of our fiscal year, reflecting the holiday baking and cooking season in which several of our products are utilized. In addition, there are increased sales of these Smart Balance products during the Easter holiday season. Because of the seasonality of the Balance segment’s business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Our Natural segment has not historically shown any significant amount of seasonal fluctuations.

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

We have determined that our Smart Balance, Earth Balance, Glutino, Udi's and EVOL trademarks have indefinite lives and these assets are not being amortized. We continually monitor our projected future cash flows for each of our trademarks. If we do not realize the projected future cash flows or if declining trends were to continue, we may be required to record an impairment charge in the future.  Certain other assets acquired, primarily patent technology, have been determined to have finite lives ranging from 3 to 15 years and their costs are being amortized over their expected lives.

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

Stock-Based Compensation

We provide compensation benefits in the form of stock options and restricted stock units to employees and non-employee directors. We issue service-based and market condition-based awards. The cost of stock-based compensation is recorded at fair value at the date of grant and expensed in the consolidated statement of operations over the requisite service period or, in the case of market condition-based awards, as determined by the Monte Carlo valuation model. The fair value of service-based stock option awards is estimated on the date of grant using the Black-Scholes option pricing model and is recognized in expense over the vesting period of the options using the straight-line method. The Black-Scholes option pricing model requires various assumptions, including the expected volatility of our stock, the expected term of the option, the risk-free interest rate and the expected dividend yield. Expected volatility is based on historical volatility of our common stock. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of market condition-based awards is estimated on the grant date using the Monte Carlo valuation model. The fair value of restricted stock awards is equal to the market value of our common stock on the date of grant and is recognized in expense over the vesting period using the straight-line method. We recognize compensation expense for only that portion of stock based awards that are expected to vest. We utilize historical employee termination behavior to determine our estimated forfeiture rates. If the actual forfeitures differ from those estimated by management, adjustments to compensation expense will be made in future periods.

Recently Issued Accounting Pronouncements

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks due primarily to changes in interest rates on our variable interest rate debt. Under our Credit Facility, we are subject to changes in interest rates, but are not required to enter into an interest rate swap until the market LIBOR rate exceeds 1.25% for 20 of the last 30 consecutive business days. The three-month LIBOR rate at December 31, 2014 was 0.26%.

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

We purchase significant amounts of soy, palm and canola oil, peanuts and rice products to support the needs of our brands. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. These forward purchase commitments qualify as normal purchases and sales in the normal course of business and accordingly, do not qualify as derivatives under existing authoritative accounting guidance, namely ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” Based on the most recent prices for soy, palm and canola oil and peanuts and rice products, as of December 31, 2014 we had commitments of $63.3 million. We are exposed to market risk from commodity pricing changes. In order to minimize price variability and to manage risk, we enter into derivative hedging arrangements with counterparties for vegetable oil. These derivatives must be net settled in cash and are marked-to-market each period within the consolidated statement of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures.  Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

    In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Ernst & Young, LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued a report, included herein under Item 8, on the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information regarding our executive officers and directors, as of February 26, 2015, is provided below:

Name	Title
Stephen B. Hughes	Chairman of the Board, Chief Executive Officer and Director
James B. Leighton	Chief Operating Officer and Director
Christine Sacco	Chief Financial Officer
Timothy Kraft	Chief Legal Officer and Corporate Secretary
TJ McIntyre	Executive Vice President, Natural Brands
Duane Primozich	Executive Vice President, Balance Brands
R. Dean Hollis	Director
Gerald J. Laber	Director
James E. Lewis	Director
Thomas K. McInerney	Director
Benjamin D. Chereskin	Director

Stephen B. Hughes, 60, co-founder of Boulder Brands, Inc., has been Chairman of the Board, Chief Executive Officer, and a Director since inception in May 2005.
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
From 2002 to 2004, Mr. Hughes served first as Vice President of Sales and then as the Senior Vice President of Marketing and Sales for White Wave Foods, which at the time was a $1.1 billion division of Dean Foods - with brands including Silk, Horizon, International Delight, Land O’Lakes, and Marie’s. In June 2004, Mr. Hughes was also named Senior Vice President of Marketing and Research for White Wave Foods.
Mr. Hughes served as Chief Executive Officer and President of Celestial Seasonings, Inc. from 1997 to 2000, at which time Celestial Seasonings was acquired by The Hain Food Group, Inc. From 1992 to 1996, he held executive positions with increasing responsibilities at Tropicana Products, Inc., a division of Seagram Company, Ltd. Mr. Hughes was employed with the frozen food division of ConAgra Foods, Inc., as a Vice President for New Products from 1988 to 1989 and as Executive Vice President and General Manager from 1989 to 1992. In these capacities, Mr. Hughes led the development and launch of the Healthy Choice initial line of frozen foods and the development and launch of products in eight extension categories.
Mr. Hughes holds a BA in economics and political science from Denison University and an MBA degree with a concentration in marketing and finance from the University of Chicago. In June 2013, Mr. Hughes was named the Ernst & Young Entrepreneur of the Year for the Mountain Desert Region in the Retail Distribution & Services Category.

James B. Leighton, 59, has been a member of our Board of Directors since August 2007, and our Chief Operating Officer since October 2013. Mr. Leighton is additionally a member of our Finance Committee. From 2009 to 2013, Mr. Leighton held numerous general management positions, including President of Perdue Foods, a large privately-held food and protein company. From 2006 to 2009, Mr. Leighton served as the President of Operations and Supply Chain and President of Perdue Foods. From 2002 to 2006, Mr. Leighton served as the senior vice president of operations of ConAgra Foods, Inc., one of the largest food companies in the United States. He has also held senior level management and executive positions with Celestial Seasonings, The Hain-Celestial Group, and Nabisco. He was founder and CEO of National Health Management Inc.
Mr. Leighton holds a BA in business administration and industrial relations from the University of Iowa and an MBA from Keller Graduate School of Management, where he also taught graduate students Leadership and Organizational Behavior.

Mr. Leighton served on the non-profit Foundation and Corporation Boards for Atlantic General Hospital and is the creator and author of Getting FIT - Unleashing the Power of Fully Integrated Teams.
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
Christine Sacco, 39, was appointed our Chief Financial Officer effective as of January 1, 2012. Prior to this appointment, Ms. Sacco was the Company’s Vice President and Operations Controller since January, 2008. Ms. Sacco also served as the Principal Accounting Officer from January 1, 2011 until March 30, 2012.
Prior to joining the Company, Ms. Sacco served as Vice President, Treasurer, and Director of Financial Reporting of Alpharma Inc., where she worked from October 2002 until January 2008. Ms. Sacco began her career at Ernst & Young LLP. She is a Certified Public Accountant and holds a BS in Accounting from St. Thomas Aquinas College.

Timothy Kraft, 35, has been our Chief Legal Officer and Corporate Secretary since December 2014. Mr. Kraft previously served as Senior Vice President, Associate General Counsel from 2012-2014, and Vice President of Legal from 2009-2012.
Before joining Boulder Brands, Mr. Kraft was with the law firm of Davis & Kuelthau, where he focused on general corporate and transactional law. Mr. Kraft has handled legal matters for Boulder Brands since 2006 when he was an integral member of the external legal team that assisted Boulder Specialty Brands, Inc. in its acquisition of the Smart Balance business in May of 2007. Mr. Kraft also has prior work experience with Nike, Inc., Coca-Cola Enterprises, and Philip Morris USA. He is a graduate of Truman State University (BA in Business Administration) and Marquette University Law School (JD).
TJ McIntyre, 43, was appointed as Executive Vice President of the Company’s natural brands, including Evol, Glutino, and Udi’s, effective September 15, 2012 and became an executive officer as of March 2013. Mr. McIntyre has been with the Company since 2009 and has served in a variety of roles, including Senior Vice President and General Manager of Glutino and Vice President and General Manager of Earth Balance.
Prior to joining the Company, Mr. McIntyre served as Brand Manager of Silk at White Wave Foods Company, leading up to its acquisition by Dean Foods. From 2005 through 2009, he pursued entrepreneurial endeavors in specialty tea and coffee, including co-founding Pekoe Sip House, a regional tea/coffee chain in Boulder, Colorado.
Mr. McIntyre filed a petition for personal bankruptcy under the federal bankruptcy laws in 2011 as a result of unsuccessful family business investments. Mr. McIntyre holds a BA degree from Michigan State University and an MBA with concentration in marketing and entrepreneurship from the University of Oregon.
Duane Primozich, 45, was appointed as Executive Vice President and General Manager of the Company’s Balance Brands segment, including Smart Balance, Earth Balance, and Level Life Foods, effective January 2014. Mr. Primozich has been with the company since 2007 and has served in a variety of roles, including Senior Vice-President of Strategic Initiatives and Senior Vice-President of the Earth Balance and Best Life businesses. Mr. Primozich will continue to serve as one of three Directors of the Boulder Brands Investment Group and on the Board of Directors for portfolio company Suja Juice. Mr. Primozich also serves on the board of Thorne Nature Experience, a Boulder-based non-profit connecting children, teens, and adults to nature.
Prior to joining the Company, Mr. Primozich held management positions with several natural foods companies and co-founded a specialty tea business in 2004.
R. Dean Hollis, 54, has been a member of our Board of Directors since July 2011, and our Independent Lead Director since October 2013. Mr. Hollis is also a member of our Audit Committee and our Governance and Nominating Committee.
Mr. Hollis has more than 35 years of business experience across food, retail, and consumer product companies. Currently, he is a Senior Advisor for Oaktree Capital Management, an $85 billion investment firm. In addition, he oversees several privately held investments and serves on several boards, including Advance Pierre Foods, Diamond Foods, Inc., and Landec Corporation. Mr. Hollis currently serves as Chair of the Advance Pierre Foods board and Chair of Landec Corporation’s Compensation Committee.
Until 2008, Mr. Hollis was with ConAgra Foods, Inc., where for 21 years he held many executive-level positions, including President and Chief Operating Officer, consumer foods and international. In that role, Mr. Hollis developed and executed a worldwide business transformation strategy while overseeing the largest part of the ConAgra Foods, Inc. portfolio, including its $12 billion consumer and customer branded businesses across all channels.
Prior to joining ConAgra Foods, Inc., Mr. Hollis was with the TreeSweet Companies, holding management positions in both sales and marketing. He began his career in the consumer products division of Georgia-Pacific, where he spent four years advancing through a variety of sales management positions.
Mr. Hollis holds a BS in Psychology from Stetson University, where he is on the Board of Directors and received the Distinguished Alumni Award in 2005.
As indicated above, Mr. Hollis has held key management positions at companies in the packaged food and consumer products industries and also has considerable board experience. Drawing on these experiences in combination with his financial literacy, Mr. Hollis is an important contributor to the development of the Company’s business and growth strategy and to the oversight of its corporate governance, as well as its accounting and financial reporting processes and requirements. Mr. Hollis has greatly assisted the Company in developing its strategic plan.
Gerald J. “Bud” Laber, 71, has been a member of our Board of Directors since June 2005. Mr. Laber chairs our Audit Committee and is a member of our Compensation Committee and our Governing and Nominating Committee. Mr. Laber has been a private investor since 2000, when he retired after 33 years of service with Arthur Andersen.
Mr. Laber was an audit partner with Arthur Andersen from 1980 to 2000, and, with the exception of a leave for military service from 1966 through 1968, was employed by Arthur Andersen from 1965 until retiring in 2000.
Mr. Laber is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Currently, Mr. Laber is: (i) on the Board of Directors and Chair of the Audit Committee of Scott’s Liquid Gold since February 2004; (ii) on the Board of Directors, Chair of the Audit Committee and member of the Compensation Committee for Allied Motion Technologies, Inc. since November 2010, and (iii) served on the Board of Directors and as Chair of the Audit Committee of two companies that are no longer public reporting companies. He served as President of The Catholic Foundation of Northern Colorado from January 2008 until November 2012. Formerly, Mr. Laber (i) served on the Board of Directors and as Chair of the Audit Committee of Spectralink Corporation from April 2004 to March 2007, and (ii) served on the Board of Directors and Audit Committee of Applied Films Corporation from July 2004 to July 2007 (Audit Chair from October 2005 to July 2007). Each of these companies is, or was, publicly traded.
Mr. Laber holds a BSBA in Accounting from the University of South Dakota and is a member of the Board of Trustees of the University of South Dakota Foundation.
As a result of these professional and other experiences, Mr. Laber is able to provide key assistance to the Board and its Audit Committee in overseeing the Company’s accounting and financial reporting responsibilities.
James E. Lewis, 66, has been a Director of the Company since inception in May 2005 and served as our Vice Chairman until May 14, 2007. He is Chairman of the Finance Committee and a member of the Audit and Compensation Committees.
Mr. Lewis has more than 40 years of financial and business experience in the mining, commodity trading, financial services, and food industries. For the last 20 years, he has been an entrepreneur in these industries and has been actively involved in starting, buying, building, operating, managing, financing (including IPOs), selling, merging, restructuring, consolidating, and liquidating companies. Before that, Mr. Lewis held various executive financial positions in the coal and uranium mining industry and was in public accounting with Arthur Andersen.
Mr. Lewis is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. He holds a BBA in Accounting from Texas Tech University.
Mr. Lewis’s extensive entrepreneurial experience in various industries provides a unique perspective and contribution to our Board of Directors. In addition, Mr. Lewis has a strong background in both accounting and the food industry, as well as significant experience in finance, capital markets, and mergers and acquisitions, which provide Mr. Lewis with a unique ability to contribute to our Board of Directors.
Thomas K. McInerney, 68, has been a member of our Board of Directors since July 2011. Mr. McInerney Chairs our Governance and Nominating Committee and is a member of our Finance and Compensation Committees.

Mr. McInerney has more than 25 years of business experience in the beverage industry, across management, sales, marketing, and finance. Since 1996, Mr. McInerney has been a managing partner of Lindsey & Company, an executive search firm. Previously, he was vice president and general manager of the largest division of Tropicana Dole North America. Mr. McInerney was also the executive vice president of marketing for the House of Seagram, the U.S. spirits affiliate of Joseph E. Seagram and Sons, Inc. Mr. McInerney was employed by the Seagram Corporation for 20 years. He began his career with National Distillers and Chemical Corporation, where he held a number of sales, market research, and product management assignments.
Mr. McInerney is a former board member of 6 Figure Jobs.com, the National Advertising Review Board, the Traffic Audit Bureau, and the Association of National Advertisers. He holds a BA in political science from Villanova and served as a Marine officer in Vietnam.
Mr. McInerney’s significant experience in all aspects of the consumer goods industry makes him an indispensable resource to the Board and management. In addition, Mr. McInerney’s experience as an executive search consultant provides the company with expertise in the identification, assessment, and selection of executive talent, as well as expertise with compensation-related issues.
Benjamin D. Chereskin, 56, has been a member of our Board of Directors since October 2013. Mr. Chereskin chairs the Compensation Committee and serves as a member of our Finance Committee and our Governance and Nominating Committee. In 2009, Mr. Chereskin founded Profile Capital Management LLC, an investment management firm. From 1993 through 2009, Mr. Chereskin was a Managing Director at Madison Dearborn Partners, a private equity investment firm, where he led the firm’s consumer investment practice. Prior to co-founding Madison Dearborn Partners, Mr. Chereskin held various positions with its predecessor, First Chicago Venture Capital, from 1984 through 1993.
While at Madison Dearborn, Mr. Chereskin led many notable transactions and served on the board of numerous portfolio companies, including: Cornerstone Brands (acquired by Home Shopping Network); Carrols Corporation; Tuesday Morning Corporation (TUES-Nasdaq); Cinemark, Inc. (CNK-NYSE); Bolthouse Farms (acquired by Campbell’s Soup Company); L.A. Fitness (private), and CDW Corporation (CDW-Nasdaq).
Mr. Chereskin currently serves on the Board of Directors of CDW Corporation (Audit Committee) and Cinemark, Inc. (Chair-Strategic Planning Committee). Additionally, Mr. Chereskin serves as Chairman of KIPP: Chicago.
Mr. Chereskin earned an MBA from Harvard Graduate School of Business Administration and an A.B. from Harvard College.
Mr. Chereskin is an investment professional with 30 years of private equity investment experience and also has considerable board experience.
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

Other information concerning our directors, executive officers and corporate governance is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2014 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A on or before April 30, 2015.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2015 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A on or before April 30, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2015 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A on or before April 30, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table displays equity compensation plan information as of December 31, 2014. For further information, see Note 11 to the Notes of our consolidated financial statements included in this Annual Report under the caption "Item 8 - Financial Statements and Supplementary Data."

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights*** (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Stock options	8,651,468	$8.43	523,452
Restricted stock units*	448,750	n/a	n/a
Equity compensation plans not approved by security holders**	2,993,500	12.23	930,000
Total	12,093,718	$9.40	1,453,452

*	Consists of restricted stock units issued under the Second Amended and Restated Smart Balance, Inc. Stock and Awards Plan. These units have no exercise price.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

    Information concerning certain relationships and related transactions and director independence is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2015 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A on or before April 30, 2015.

Item 14. Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated by reference pursuant to Instruction G of Form 10-K from our definitive proxy statement for the 2015 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A on or before April 30, 2015.

PART IV
Item 15. Exhibits; Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules. Boulder Brand's 2014 financial statements, together with the reports of Ernst & Young, LLP and EKS&H, LLLP, are listed on the index preceding the financial statements at the end of this report. The schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b) Exhibits.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Smart Balance, Inc. (1)
3.2	Second Amended and Restated Bylaws of Boulder Brands, Inc. (2)
3.3	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on December 18, 2012, effective as of December 31, 2012 at 11:59 p.m. Eastern Standard Time (3)
4	Specimen Common Stock Certificate of Smart Balance, Inc. (4)
10.1
Amendment Agreement, dated as of July 29, 2014, by and among GFA Brands, Inc., a Delaware corporation, as borrower, Boulder Brands, Inc., a Delaware corporation, as a guarantor, the other guarantors party thereto, the financial institutions party thereto, as lenders, and Citibank, N.A., as administrative agent (5)

10.1.1	First Amendment to Credit Agreement, dated as of December 20, 2013 (5(a))
10.1.2	Second Amendment to Credit Agreement, dated as of December 20, 2013 (5(b))
10.1.3
Amendment Agreement, dated as of July 29, 2014, by and among GFA Brands, Inc., a Delaware corporation, as borrower, Boulder Brands, Inc., a Delaware corporation, as a guarantor, the other guarantors party thereto, the financial institutions party thereto, as lenders, and Citibank, N.A., as administrative agent. (5(c))

10.2	License Agreement, dated as of June 18, 1996, by and between Brandeis University and GFA Brands, Inc. (6)
10.3	Amended and Restated Manufacturing Agreement, effective as of January 1, 2011, by and between GFA Brands, Inc. and Ventura Foods, LLC (7)
10.4	Manufacturing Agreement, dated as of February 23, 2011, by and between GFA Brands, Inc. and Kagome Creative Foods, LLC (8)
10.5	Second Amended and Restated Stock and Awards Plan (9)*
10.6	Form of Stock Option Award Agreement (10)*
10.7	Amended Form of Stock Option Agreement (11)*
10.8	Form of Restricted Stock Unit Grant Notice and Agreement (12)*
10.9	Form of Time Stock Option Grant Notice and Agreement (13)*
10.10	Amended and Restated Inducement Award Plan (14)*
10.11	2012 Inducement Award Plan (15)*
10.11.1	Amendment 1 to the 2012 Inducement Award Plan (15(a))*
10.12	Form of Severance Agreement (16)*
10.13	Form of Amended and Restated Change of Control Agreement (17)*
10.14	Amended and Restated Financial Performance Incentive Program (18)*
10.15	Smart Balance, Inc. Deferred Compensation Plan (19)
10.16	Letter Agreement, dated as of September 23, 2013, between Boulder Brands, Inc. and James B. Leighton (20)*
21	Subsidiaries
23	Consent of Ernst & Young, LLP
23.1	Consent of EKS&H, LLLP
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on May 25, 2007.
(2)	Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on January 20, 2015.
(3)	Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on January 3, 2013.
(4)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our registration statement on Form S-1 filed with the SEC on August 26, 2005
(5)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 10, 2013.
(5(a))	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on December 24, 2013.
(5(b))	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on December 24, 2013.
(5(c))	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 31, 2014.
(6)	Incorporated by reference to Exhibit 10.45 to our current report on Form 8-K filed with the SEC on May 25, 2007.
(7)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on April 29, 2011. Confidential information has been omitted and has been filed separately with the SEC.
(8)	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on April 29, 2011. Confidential information has been omitted and has been filed separately with the SEC.
(9)	Incorporated by reference to Exhibit (d)(1) to the Tender Offer Statement on Schedule TO filed by us with the SEC on February 18, 2011.
(10)	Incorporated by reference to Exhibit 10.47 to our current report on Form 8-K filed with the SEC on May 25, 2007.
(11)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on November 6, 2008.
(12)	Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on January 6, 2012.
(13)	Incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed with the SEC on January 6, 2012.
(14)	Incorporated by reference to Exhibit (d)(2) to the Tender Offer Statement on Schedule TO filed by us with the SEC on February 18, 2011.
(15)	Incorporated by reference to Exhibit 10.1 to the Form S-8 filed with the SEC on November 7, 2012.
(15)(a)	Incorporated by reference to Exhibit 10.11.1 to our annual report on Form 10-K filed with the SEC on February 27, 2014
(16)	Incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed with the SEC on January 6, 2012.
(17)	Incorporated by reference to Exhibit 10.8 to our annual report on Form 10-K filed with the SEC on February 24, 2011.
(18)	Incorporated by reference to Exhibit 10.9 to our annual report on Form 10-K filed with the SEC on February 24, 2011.
(19)	Incorporated by reference to Exhibit 10.16 to our current report on Form 10-K filed with the SEC on March 6, 2012.
(20)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on October 7, 2013.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 26th day of February, 2015.

BOULDER BRANDS, INC.
By: /s/ Stephen B. Hughes Stephen B. Hughes Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date
/s/ Stephen B. Hughes Stephen B. Hughes	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2015
/s/ Christine Sacco Christine Sacco	Chief Financial Officer (Principal Financial Officer)	February 26, 2015
/s/ Christina Calabrese Christina Calabrese	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2015
/s/ Dean Hollis Dean Hollis	Director	February 26, 2015
/s/ William E. Hooper William E. Hooper	Director	February 26, 2015
/s/ Gerald J. Laber Gerald J. Laber	Director	February 26, 2015
/s/ James B. Leighton James B. Leighton	Director	February 26, 2015
/s/ James E. Lewis James E. Lewis	Director	February 26, 2015
/s/ Thomas K. McInerney Thomas K. McInerney	Director	February 26, 2015
/s/ Benjamin D. Chereskin Benjamin D. Chereskin	Director	February 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Boulder Brands, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Boulder Brands, Inc. and Subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statement of operations and comprehensive income, changes in stockholders' equity and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boulder Brands, Inc. and Subsidiaries at December 31, 2014, and the consolidated results of their operations and their cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Boulder Brands, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

Ernst & Young, LLP
Iselin, New Jersey
February 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Boulder Brands, Inc. and Subsidiaries

We have audited Boulder Brands, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Boulder Brands Inc. and Subsidiaries as of December 31, 2014, and the related consolidated statement of operations and comprehensive income (loss), stockholders' equity and cash flows for the year ended December 31, 2014 of the Company and our report dated February 26, 2015 expressed an unqualified opinion thereon.

Ernst & Young, LLP
Iselin, New Jersey
February 26, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Boulder Brands Inc. and Subsidiaries
Boulder, Colorado

We have audited the accompanying consolidated balance sheets of Boulder Brands Inc. and Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boulder Brands Inc. and Subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

EKS&H, LLLP
February 27, 2014 Boulder, Colorado

BOULDER BRANDS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash	$31,660	$16,732
Accounts receivable, net of allowance of: $1,362 (2014) and $1,111 (2013)	40,065	45,307
Accounts receivable – other	4,709	2,868
Inventories	52,888	35,908
Prepaid taxes	6,985	7,087
Prepaid expenses and other assets	3,844	2,305
Deferred tax asset	6,721	5,832
Total current assets	146,872	116,039
Property and equipment, net	53,151	51,408
Other assets:
Goodwill	233,592	347,227
Intangible assets, net	191,400	242,296
Deferred costs, net	7,830	7,937
Investments, at cost	11,751	8,751
Other assets	1,996	1,825
Total other assets	446,569	608,036
Total assets	$646,592	$775,483
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$53,774	$67,316
Current portion of long-term debt	4,101	3,863
Total current liabilities	57,875	71,179
Long-term debt	301,113	292,344
Deferred tax liability	41,536	52,873
Contract payable	—	1,375
Other liabilities	4,909	1,393
Total liabilities	405,433	419,164

Commitment and contingencies
Boulder Brands, Inc. and Subsidiaries stockholders' equity:
Common stock, $.0001 par value, 250,000,000 shares authorized; 64,876,335 and 63,913,639 issued in 2014 and 2013, respectively, and 61,185,672 and 60,222,976 outstanding in 2014 and 2013, respectively	6	6
Additional paid in capital	574,721	560,120
Accumulated deficit	(313,414)	(186,338)
Accumulated other comprehensive loss	(5,837)	(3,234)
Treasury stock, at cost (3,690,663 shares)	(15,595)	(15,595)
Total Boulder Brands, Inc. and Subsidiaries stockholders' equity	239,881	354,959
Noncontrolling interest	1,278	1,360
Total equity	241,159	356,319
Total liabilities and equity	$646,592	$775,483

See accompanying notes to the consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data)

	Years Ended December 31,
	2014	2013	2012
Net sales	$516,631	$461,338	$369,645
Cost of goods sold	325,479	269,291	210,752
Gross profit	191,152	192,047	158,893

Operating expenses:
Marketing	22,611	30,295	32,316
Selling	44,674	35,988	30,689
General and administrative	84,980	75,059	65,508
Restructuring, acquisition and integration-related costs	4,351	5,824	7,638
Goodwill and tradename impairment	150,507	—	—
Total operating expenses	307,123	147,166	136,151
Operating income (loss)	(115,971)	44,881	22,742

Other income (expense), net:
Interest expense	(18,131)	(24,493)	(15,046)
Other (expense) income, net	(805)	(1,351)	231
Total other (expense), net	(18,936)	(25,844)	(14,815)
Income (loss) before income taxes	(134,907)	19,037	7,927
Provision (benefit) for income taxes	(7,637)	8,750	3,724
Net income (loss)	(127,270)	10,287	4,203
Less: Net loss attributable to noncontrolling interest	194	139	—
Net income (loss) attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$(127,076)	$10,426	$4,203
Earnings (loss) per share attributable to Boulder Brands, Inc. and Subsidiaries common stockholders:
Basic	$(2.09)	$0.17	$0.07
Diluted	$(2.09)	$0.17	$0.07

Weighted average shares outstanding:
Basic	60,890,622	59,643,102	59,133,992
Diluted	60,890,622	62,871,488	60,765,876

Net income (loss)	$(127,270)	$10,287	$4,203
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,603)	(2,605)	631
Other comprehensive income (loss)	(2,603)	(2,605)	631
Comprehensive income (loss)	(129,873)	7,682	4,834
Less: Comprehensive loss attributable to noncontrolling interest	194	139	—
Comprehensive income (loss) attributable to Boulder Brands, Inc. and Subsidiaries	$(129,679)	$7,821	$4,834

See accompanying notes to the consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$(127,270)	$10,287	$4,203
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangibles	22,302	18,815	13,451
Amortization and write-off of deferred financing costs	1,912	8,027	4,078
Deferred income taxes	(12,674)	3,681	(6,137)
Excess tax benefit from stock-based payment arrangements	(4,706)	(3,782)	(2,204)
Stock-based compensation	9,381	9,062	11,513
Asset write-offs	584	2,395	—
Loss on disposal of property and equipment	192	363	—
Impairment loss	150,507	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	4,910	(13,047)	(4,016)
Inventories	(17,450)	(5,692)	(2,660)
Prepaid expenses and other assets	(2,986)	583	(1,078)
Prepaid taxes	4,807	(111)	(17)
Accounts payable and accrued expenses	(10,380)	3,003	10,478
Net cash provided by operating activities	19,129	33,584	27,611
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	(804)	(54,997)	(126,910)
Purchase of investments	(3,000)	(8,751)	—
Purchase of property and equipment	(11,767)	(24,079)	(8,032)
Proceeds from disposal of property and equipment	28	109	—
Patent/trademark defense costs	(837)	(1,895)	(4,387)
Net cash (used in) investing activities	(16,380)	(89,613)	(139,329)
Cash flows from financing activities
Proceeds from issuance of long-term debt	26,932	302,474	250,651
Repayment of debt	(19,604)	(240,729)	(122,201)
Payments for loan costs	(1,442)	(4,241)	(12,933)
Purchase of noncontrolling interest	(280)	—	—
Contributions from noncontrolling interest	300	899	—
Shares withheld for payment of employee payroll taxes	(2,637)	(3,501)	(2,475)
Proceeds from exercise of stock options	4,269	2,586	—
Excess tax benefit from stock-based payment arrangements	4,706	3,782	2,204
Net cash provided by financing activities	12,244	61,270	115,246
Effects of exchange rate changes on cash and cash equivalents	(65)	(18)	22
Net increase in cash and cash equivalents	14,928	5,223	3,550
Cash – Beginning of year	16,732	11,509	7,959
Cash – End of year	$31,660	$16,732	$11,509
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$212	$5,412	$10,098
Interest	$14,358	$12,681	$10,796

See accompanying notes to the consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES
Statement of Changes in Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	58,940,020	$6	3,690,663	$(15,595)	$539,432	$(200,967)	$(1,260)	$—	$321,616
Stock compensation expense	—	—	—	—	11,513	—	—	—	11,513
Taxes paid on stock option exercise	—	—	—	—	(2,475)	—	—	—	(2,475)
Stock issued with stock option exercise/restricted stock unit vesting	563,946	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	631	—	631
Net income	—	—	—	—	—	4,203	—	—	4,203
Balance at December 31, 2012	59,503,966	6	3,690,663	(15,595)	548,470	(196,764)	(629)	—	$335,488
Stock compensation expense	—	—	—	—	9,062	—	—	—	9,062
Taxes paid on stock option exercise	—	—	—	—	(3,501)	—	—	—	(3,501)
Excess tax benefit from stock-based compensation	—	—	—	—	3,503	—	—	—	3,503
Stock option/RSU vesting	719,010	—	—	—	2,586	—	—	—	2,586
Noncontrolling interest in acquisition	—	—	—	—	—	—	—	600	600
Contribution from noncontrolling interest	—	—	—	—	—	—	—	899	899
Foreign currency translation adjustment	—	—	—	—	—	—	(2,605)	—	(2,605)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(139)	(139)
Net income attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	—	$—	—	—	$—	10,426	$—	$—	10,426
Balance at December 31, 2013	60,222,976	6	3,690,663	(15,595)	560,120	(186,338)	(3,234)	1,360	356,319
Stock compensation expense	—	—	—	—	9,381	—	—	—	9,381
Taxes paid on stock option exercise	—	—	—	—	(2,637)	—	—	—	(2,637)
Excess tax benefit from stock-based compensation	—	—	—	—	3,680	—	—	—	3,680
Stock option/RSU vesting	962,696	—	—	—	4,269	—	—	—	4,269
Purchase of noncontrolling interest	—	—	—	—	(92)	—	—	(188)	(280)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	300	300
Foreign currency translation adjustment	—	—	—	—	—	—	(2,603)	—	(2,603)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(194)	(194)
Net income (loss) attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	—	—	—	—	—	(127,076)	—	—	(127,076)
Balance at December 31, 2014	61,185,672	$6	3,690,663	$(15,595)	$574,721	$(313,414)	$(5,837)	$1,278	$241,159

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

On May 21, 2007, we completed a merger with GFA Brands, Inc., or “GFA,” which owned and marketed the Smart Balance® line of products, among others. GFA became our wholly-owned subsidiary and is currently one of our operating entities. After the merger, the Boulder Specialty Brands, Inc. corporate name was changed to Smart Balance, Inc. Pursuant to the merger agreement with GFA, we paid an aggregate of $491,000 in cash as merger consideration. The cash consideration for the merger was funded with cash from our December 2005 initial public offering, the proceeds of a private placement and secured debt financings.

On August 3, 2011, we acquired Glutino Food Group, or “Glutino.” Glutino became our wholly-owned subsidiary and is currently one of our operating entities. Pursuant to the share purchase agreement for the Glutino acquisition, we paid an aggregate of $66,319 in cash consideration. The cash consideration for the merger was funded with borrowings under our revolving credit facility.

On July 2, 2012, we acquired Udi's Healthy Foods, LLC, or “Udi's.” Total cash consideration was $126,910. The acquisition, as well as the refinancing of existing outstanding debt, was financed with the proceeds of a new $280,000 senior secured credit facility.

On December 31, 2012, the Smart Balance, Inc. corporate name was changed to Boulder Brands, Inc. (“Boulder Brands” or the “Company”). "We," "us" and "our" mean Boulder Brands, Inc. and its consolidated subsidiaries.

On March 5, 2013, the Company formed a new partnership called Boulder Brands Investment Group, LLC (BIG) with a third party. BIG invests in early-stage growth companies in the natural and organic food and beverage sectors.  In the second quarter of 2013, the partners of BIG made their initial capital contributions and BIG made its first investment totaling $2,071. In the third quarter of 2013, BIG made additional investments totaling $6,680. In the fourth quarter of 2014, BIG made two additional investments totaling $3,000. All investments have been accounted for under the cost method and fair value has not been estimated as there have been no identified events or changes in circumstances that would have an adverse effect on the value of these investments.  As the Company has a controlling financial interest in BIG, it is consolidated with these Consolidated Financial Statements, and the applicable noncontrolling interest is reflected herein.

On May 1, 2013, we acquired Davies, a United Kingdom based gluten free bakery and bread manufacturer for approximately $3,900.

On July 10, 2013, we acquired 80% of GlucoBrands, LLC, owner of Level Life, for $2,400. In connection with this acquisition, we simultaneously entered into a call agreement with the sellers, whereby we have the right, but not the obligation, to purchase the remaining equity interests in GlucoBrands, LLC, starting on January 1, 2016, at an amount based on certain predefined profit metrics. In February 2014, we acquired an additional 8% of Level for $238, and in July 2014, we acquired approximately an additional 1% of Level for $42. Level provides convenient food products to customers which help them create a diabetes-friendly diet as part of their daily management of diabetes.

On December 23, 2013, we acquired 100% of the equity interests of Phil’s Fresh Foods, LLC, owner of EVOL Foods for $48,941. Based in Boulder, Colorado, EVOL manufactures and markets frozen foods with a focus on pure and simple ingredients.  EVOL’s products include those that are antibiotic-free, hormone-free, GMO-free, and have no artificial preservatives or flavors.

On October 15, 2014, we acquired Real Food Matters, LLC, for $800, a natural foods research and development firm.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

2. Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of Boulder Brands, Inc. and all of its wholly owned and majority owned subsidiaries. The third-party investors' share of the net loss of these majority owned subsidiaries is reflected in "net loss attributable to noncontrolling interest" in the Consolidated Statements of Operations and Comprehensive Income (Loss). All intercompany balances and transactions have been eliminated.

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

Cash and cash equivalents

We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. At December 31, 2014 and 2013, we did not have any cash equivalents.

Accounts receivable

Accounts receivable are carried at original invoice amount less allowances for cash discounts and doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Bad debt expense was not material to us for the years ended December 31, 2014, 2013 and 2012. Recoveries of receivables previously written off are recorded when received. We do not charge interest on past due receivables.

		Additions
	Balance at beginning of period	Charged to Expense	Translation Adjustments	Deductions (a)	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2014	(555)	(494)	8	25	(1,016)
Year ended December 31, 2013	(267)	(297)	5	4	(555)
Year ended December 31, 2012	(104)	(216)	(1)	54	(267)

Allowance for cash discounts
Year ended December 31, 2014	(556)	(4,855)	—	5,065	(346)
Year ended December 31, 2013	(389)	(5,016)	—	4,849	(556)
Year ended December 31, 2012	(299)	(7,010)	—	6,920	(389)

(a) Amounts written off, net of recoveries.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and primarily consist of finished goods and raw materials. Inventories are relieved on a first in, first out basis.

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

Goodwill

We have defined our reporting unit levels used for goodwill impairment assessment purposes as (1) Smart Balance, (2) Earth Balance, (3) Udi’s, (4) Glutino, (5) Level and (6) EVOL. Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that impairment may have occurred. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Otherwise, the impairment analysis for goodwill includes a comparison of our carrying value (including goodwill) to our estimated fair value. If the fair value does not exceed the carrying value, then an additional analysis would be performed to allocate the fair value to all of our assets and liabilities as if it had been acquired in a business combination and the fair value was our purchase price. If the excess of the fair value of our identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference. At June 30, 2014, we performed our annual assessment of fair value and, based on existing conditions and management’s outlook, concluded that there was no impairment related to any of our reporting units’ goodwill. Subsequently during the third quarter, our revenue, earning expectations and long-term outlook for our Smart Balance reporting unit were not materializing as previously projected. Therefore, in conjunction with the preparation of the September 30, 2014 financial statements, we performed an impairment test of our Smart Balance reporting unit goodwill, which resulted in an impairment charge being taken. See Note 7 - "Goodwill and Intangible Assets" for further details.

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

We have determined that our Smart Balance®, Earth Balance®, Glutino®, Udi's® and EVOL trademarks have indefinite lives and these assets are not being amortized. We have performed our annual assessment of the Company’s indefinite-lived intangible assets for impairment at June 30, 2014 and determined, based on existing conditions and management’s outlook, there was no impairment. In conjunction with performing the impairment test of goodwill in connection with the preparation of the September 30, 2014 financial statements, we also performed an impairment test of our Smart Balance indefinite-lived intangible asset, namely, its tradename, which resulted in an impairment charge being taken. See Note 7 - "Goodwill and Intangible Assets"

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

for further details. Certain other assets acquired, primarily patent technology, have been determined to have finite lives ranging from 3 to 15 years and their costs are being amortized over their expected lives.

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

Foreign currency translation

Assets and liabilities of our foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year.  The related translation adjustments are reflected in “Accumulated other comprehensive loss” in the equity section of our balance sheet.  Foreign currency gains and losses resulting from transactions are included in earnings in “Other income (expense), net.”

Accumulated other comprehensive income (loss)

            Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments which are included in the Consolidated Statements of Operations and Comprehensive Income (Loss). Taxes are provided on the foreign currency translation gains and losses and on the unremitted earnings of the foreign subsidiaries, if any. The change in Accumulated Other Comprehensive Loss from December 31, 2013 to December 31, 2014 of $2,603 includes $2,889 of losses on intercompany foreign currency transactions that are of a long-term investment nature.

Shipping and handling costs

Shipping and handling costs to external customers for 2014, 2013 and 2012 were approximately $31,738, $24,705 and $22,317 respectively, and were included in selling expense. Internal shipping and handling costs are capitalized within inventory and recognized within costs of goods sold in the Consolidated Statements of Operations (Loss) when related products are sold to external customers.

Deferred compensation plan

We have a deferred compensation plan which is funded by whole life insurance in which employee participants elect to defer a certain portion of their base salary and/or bonus. The participants' cash deferrals earn a return based on the participants' investment in several investment options.

At December 31, 2014, the plan assets were more than the liability by approximately $95 due primarily to distributions in 2014 being made from our general cash accounts, rather than the plan assets. The total of participant deferrals, which is reflected in "Other liabilities," were $1,516 and $1,393 at December 31, 2014 and 2013, respectively. The increase in the liability was due to additional participant deferrals and investment gains, partially offset by distributions to certain participants. The total of plan assets, which is reflected in "Other assets," were $1,611 and $1,381 at December 31, 2014 and 2013, respectively. The assets in the plan increased due to additional participant deferrals and investment gains.

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

Research and development

External research and development expenses are charged to operations when incurred and amounted to $1,374, $1,270 and $974 for 2014, 2013 and 2012, respectively.

Derivative instruments

    We use derivative financial instruments, principally commodity exchange contracts, to manage risks from fluctuations in commodity costs. Derivative financial instruments are not used for the purpose of creating speculative positions or for trading purposes. Related contracts are recorded in the balance sheet at fair value using market prices and rates prevailing at the balance sheet date obtained from independent exchanges. Changes in the fair value are recognized through earnings in the period in which they occur and are recorded as a component of "Other income (expense), net." Contracts are generally entered into having maturities of no more than twelve months.

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

Advertising

Advertising costs are charged to operations (included in "Marketing") when incurred and amounted to $3,405, $8,410 and $15,261 for 2014, 2013 and 2012, respectively.

Stock-based compensation

We record share-based compensation in accordance with ASC Topic 718, “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.

Concentration of credit risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. We maintain the majority of our cash and cash equivalents in the form of demand deposits with financial institutions that management believes are creditworthy. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base. We have two customers that, in total, accounted for approximately 29% of gross sales for 2014, 32% in 2013 and 31% in 2012. The aggregate accounts receivable from these customers amounted to approximately 34% of the accounts receivable balance outstanding at December 31, 2014 and 44% in 2013. We also have one product category, “spreads,” which accounted for 30% of total gross sales for the year ended December 31, 2014, 36% in 2013 and 49% in 2012. Approximately 29%, 35% and 47% of our gross sales for 2014, 2013 and 2012, respectively, came from products utilizing licenses from Brandeis University.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605, "Revenue Recognition," and most industry-specific guidance throughout the Codification. The standard requires entities to recognize the amount of revenue that reflects the consideration to which the company expects to be entitled in exchange for the transfer of promised goods or services to customers. This ASU is effective for fiscal years beginning after December 15,

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

2016, and for interim periods within those fiscal years. The Company is in the process of assessing both the method and the impact of the adoption of ASU 2014-09 on its financial position, results of operations, cash flows and financial statement disclosures.
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

3. Acquisitions

On July 2, 2012, we acquired Udi's from its majority unit holder, Hubson Acquisition, LLC, an affiliate of E&A Industries based in Indianapolis, IN, the family of founder Ehud Baron, and other minority unit holders. Total cash consideration was $126,910. The acquisition, as well as the refinancing of existing outstanding debt, was financed with the proceeds of a new $280,000 senior secured credit facility. Based in Denver, Colorado, Udi's markets gluten free products under the “Udi's Gluten Free Foods” brand in the retail market, and since mid-2011, food service channels. Udi's is a leading brand in gluten free bread and baked goods. In addition, Udi's markets other gluten free products including frozen pizza and granola.

On December 23, 2013, we acquired all of the issued and outstanding units of Phil’s Fresh Foods, LLC, owner of EVOL Foods (EVOL). Total cash consideration was $48,941. We funded the purchase using a combination of cash on hand and borrowing under the Credit Facility (as defined below). Based in Boulder, Colorado, EVOL manufactures and markets frozen foods with a focus on pure and simple ingredients.  EVOL’s products include those that are antibiotic-free, hormone-free, GMO-free, and have no artificial preservatives or flavors.

We accounted for both acquisitions pursuant to ASC No. 805, “Business Combinations.” Accordingly, we recorded net assets acquired and liabilities assumed at their fair values.

The following summarizes the fair values of the assets acquired and liabilities assumed related to the EVOL acquisition as of the acquisition date:

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

On May 1, 2013, we acquired Davies, a United Kingdom based gluten free bakery and bread manufacturer for approximately $3,900.  On July 10, 2013, we acquired 80% of GlucoBrands, LLC, owner of Level, for $2,400. In February 2014, we acquired an additional 8% of Level for $238, and in July 2014, we acquired approximately an additional 1% of Level for $42. Level provides products to customers to help in the daily management of diabetes. On October 15, 2014, we acquired Real Food Matters, LLC, for $800, a consulting company specializing in conceptualization, product development, commercialization and optimization for retail food brands, food manufacturers, and restaurant concepts.

These transactions have been accounted for using the acquisition method of accounting in accordance with GAAP and the operating results of all acquired companies, from the date of acquisition, are included in our Consolidated Statement of Operations.

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

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

The following table presents assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date
	December 31, 2014	December 31, 2013
Assets:
Recurring fair value measurements (1)
Deferred compensation (a)	$1,611	$1,381
Derivative assets (b)	88	283
Total recurring fair value measurements of assets	$1,699	$1,664

Nonrecurring fair value measurements (2)
Goodwill (3)	$58,073	$171,557
Tradename intangible asset (4)	65,669	102,115
Total nonrecurring fair value measurements of assets	$123,742	$273,672

Liabilities:
Recurring fair value measurements (1)
Deferred compensation (a)	$1,516	$1,393
Total recurring fair value measurements of liabilities	$1,516	$1,393

(1) All recurring fair value measurements were based upon significant other observable inputs (Level 2).

(a)	Deferred compensation assets are recorded in "Other assets" and deferred compensation liabilities are recorded in "Other liabilities" in the Consolidated Balance Sheets.
(b)    Derivative assets are recorded in "Accounts receivable - other."
(2) All nonrecurring fair value measurements were based upon unobservable inputs (Level 3).
(3) Goodwill for the Smart Balance reporting unit with a carrying amount of $171,557 was written down to its implied fair value of $58,073 during the year ended December 31, 2014, resulting in an impairment charge of $113,484.
(4) The Smart Balance indefinite-lived tradename, with a carrying amount of $102,692, was written down to its fair value of $65,669 during the year ended December 31, 2014, resulting in an impairment charge of $37,023.

The nonrecurring fair value measurements for Smart Balance goodwill and the Smart Balance tradename were calculated using a discounted cash flow approach, which includes unobservable inputs classified as Level 3 within the fair value hierarchy. The amount and timing of future cash flows was based on the Company’s most recent operational forecasts. The Company uses the assistance of an independent consulting firm to develop valuation assumptions. See Note 7 - "Goodwill and Intangible Assets" for additional discussion regarding the impairment of goodwill and tradename.

We use derivative financial instruments, principally commodity exchange contracts, to manage risks from fluctuations in commodity costs. Derivative financial instruments are not used for the purpose of creating speculative positions or for trading purposes. Related contracts are recorded in the balance sheet at fair value using market prices and rates prevailing at the balance sheet date obtained from independent exchanges. Changes in the fair value are recognized through earnings in the period in which they occur in "Other income (expense), net" in the Consolidated Statement of Income and Comprehensive Income (Loss). Amounts recognized were gains of $368 and $62 for the years ended December 31, 2014 and December 31, 2013, respectively. As of December 31, 2014, we had in place commodity exchange contracts to hedge future vegetable oil purchases totaling 5.8 million pounds. Contracts are entered into having maturities of generally no more than twelve months.

5. Inventory

Inventories consist of the following:

	December 31, 2014	December 31, 2013
Finished product	$38,278	$23,950
Raw materials	14,610	11,958
Inventories	$52,888	$35,908

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

6. Property and Equipment

Property and equipment, net consist of the following:

	December 31, 2014	December 31, 2013
Land	$538	$572
Buildings and improvements	2,361	2,511
Software development costs	10,268	8,911
Machinery and equipment	47,589	40,499
Furniture and fixtures	2,240	1,785
Leasehold improvements	11,584	10,891
Gross assets	74,580	65,169
Less: Accumulated depreciation	(21,429)	(13,761)
Property and equipment, net	$53,151	$51,408

Depreciation expense, which includes depreciation of assets recorded under capital leases, for the years ended December 31, 2014, 2013 and 2012 was $8,617, $6,162 and $4,143, respectively. Also included in these amounts was depreciation expense related to software development costs for the years ended December 31, 2014 , 2013, and 2012 of $1,539, $1,292 and $1,179, respectively. Unamortized software development costs were $3,691 and $3,915 as of December 31, 2014 and 2013, respectively.

Included in machinery and equipment are assets under capital leases with a gross amount of $10,061, and $10,074 at December 31, 2014 and 2013, respectively, and related accumulated depreciation of $1,555 and $509, at December 31, 2014 and 2013, respectively.

7. Goodwill and Intangible Assets

The following summarizes the changes in the Company's goodwill, by segment:

	Balance	Natural	Total
Goodwill	$381,299	$95,928	$477,227
Accumulated impairment loss	(130,000)	—	(130,000)
Balance as of January 1, 2014	251,299	95,928	347,227
Impairment loss	(113,484)	—	(113,484)
Goodwill acquired during the year	—	800	800
Translation adjustments	—	(951)	(951)
Balance as of December 31, 2014	$137,815	$95,777	$233,592

	Balance	Natural	Total
Goodwill	$378,633	$73,558	$452,191
Accumulated impairment loss	(130,000)	—	(130,000)
Balance as of January 1, 2013	248,633	73,558	322,191
Goodwill acquired during the year	2,666	23,160	25,826
Translation adjustments	—	(790)	(790)
Balance as of December 31, 2013	$251,299	$95,928	$347,227

We recorded non-cash impairment charges related to our goodwill in the Smart Balance reporting unit of $113,484 in 2014 and $130,000 in 2010.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

Intangible assets, net consisted of the following major classes as of December 31, 2014:

	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Translation Adjustments	Net Carrying Value
Patent technology	$46,058	$(35,452)	$—	$—	$10,606
Proprietary recipes	4,225	(1,745)	—	—	2,480
Non-compete agreements	600	(433)	—	—	167
Supply relationships	1,000	(509)	—	—	491
Customer relationships	63,962	(14,665)	—	(3,346)	45,951
Subscription database	2,900	(2,320)	—	—	580
Trademarks/tradenames	168,560	(412)	(37,023)	—	131,125
Intangible assets, net	$287,305	$(55,536)	$(37,023)	$(3,346)	$191,400

Intangible assets, net consisted of the following major classes as of December 31, 2013:

	Gross Carrying Amount	Accumulated Amortization	Translation Adjustments	Net Carrying Value
Patent technology	$45,919	$(29,113)	$—	$16,806
Proprietary recipes	4,225	(1,023)	—	3,202
Non-compete agreement	600	(200)	—	400
Supply relationships	1,000	(443)	—	557
Customer relationships	63,962	(9,515)	(1,859)	52,588
Subscription database	2,900	(1,740)	—	1,160
Trademarks/tradenames	167,862	(286)	7	167,583
Intangible assets, net	$286,468	$(42,320)	$(1,852)	$242,296

As of December 31, 2014 and December 31, 2013, the total carrying amount of indefinite-lived intangible assets included in the tables above under trademarks/tradenames was $130,498 and $166,559, respectively.
Amortization expense was $13,685, $12,653 and $9,308 for the years ended December 31, 2014, 2013 and 2012, respectively.  Based on our amortizable intangible assets as of December 31, 2014, we expect amortization expense to be approximately $11,941 in 2015, $10,406 in 2016, $8,082 in 2017, $6,058 in 2018 and $5,726 in 2019.

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

8. Restructurings and Other Actions

In 2012, in connection with the acquisition of Udi's and establishment of two reportable operating segments, we eliminated several senior management positions, streamlining our management team. During 2012, charges of $2,328 were incurred for severance costs, and $96 for other associated expenses. In 2013, we began a process to increase efficiency at our Udi’s manufacturing facilities, which involved the consolidation of several facilities into one new, state-of the art facility.  During 2013, charges of $2,395 were incurred for asset write-offs and $359 were incurred for related expenses associated with this restructuring effort. During 2014, additional charges of $1,064 were incurred in connection with the Udi's facility consolidation, of which $480 were for lease exit costs, net of estimated subleases, and $584 were incurred for asset write-offs. During 2014, we also incurred additional charges of $2,068 associated with the restructuring of certain executive management positions. Additionally in 2014, we determined it was necessary to relocate certain functional departments within the company to one central location. As a result of this, we expect to incur approximately $1,992 of one-time termination benefits, as well as approximately $400 for other associated exit costs. As of December 31, 2014, $517 of the one-time termination costs have been incurred. Restructuring charges are included in "Restructuring, acquisition and integration-related costs" in the Consolidated Statement of Income and Comprehensive Income (Loss).

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

The following table sets forth the activity affecting the restructuring accrual:

	Severance	Other Closure and Exit Costs	Total
Balance as of December 31, 2012	$2,111	$168	$2,279
Charges incurred	—	2,754	2,754
Cash payments	(1,901)	(524)	(2,425)
Other (1)	—	(2,395)	(2,395)
Adjustments	(204)	—	(204)
Balance as of December 31, 2013	6	3	9
Charges incurred	2,585	1,064	3,649
Cash payments	(2,040)	(340)	(2,380)
Other (1)		(584)	(584)
Adjustments	—	(3)	(3)
Balance as of December 31, 2014	$551	$140	$691

(1) Consists of asset write-offs.

The accrued restructuring costs as of December 31, 2014 and 2013 of $691 and $9, respectively, are reflected in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets. The liabilities for other closure and exit costs primarily relate to contractually required lease obligations and other contractually committed costs associated with facilities that are no longer used.  We expect to pay the facility obligations associated with the Udi's facility consolidation through October 2020, while all severance and other costs are expected to be paid by July 2015.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2014	December 31, 2013
Accounts payable	$28,989	$29,699
Accrued trade spend	4,007	6,774
Accrued marketing	3,125	1,359
Accrued interest	3,036	2,840
Accrued payroll-related	2,590	4,282
Accrued restructuring	691	9
Accrued incentives	101	4,950
Accrued other	11,235	17,403
Accounts payable and accrued expenses	$53,774	$67,316

10. Long-Term Debt and Contract Payable

Long-term debt consists of the following:

	December 31, 2014	December 31, 2013
Term loan	$296,537	$271,429
Revolver	—	15,000
Capital lease	8,677	9,778
Total debt	305,214	296,207
Less: Current portion	4,101	3,863
Long-term debt	$301,113	$292,344

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

As of December 31, 2014, $115,000 was available for borrowing under the Revolver.

The interest rates for outstanding obligations at December 31, 2014 were 4.50% for the Term Loan (as defined below) while the commitment fee on the unused line was 0.50%.

On July 9, 2013, the Company entered into a new credit agreement by and among GFA Brands, Inc., UHF Acquisition Corp. and Udi's Healthy Foods, LLC, as borrowers, or the “Borrowers,” the Company, as a guarantor, the other guarantors from time to time party thereto, the lenders from time to time party thereto, or the “Lenders,” and Citibank, N.A., as administrative agent, or the “Agent” (as subsequently amended, the “Credit Facility”), pursuant to which the Borrowers established a senior secured credit facility, or the “Credit Facility,” in an aggregate principal amount of $330,000, consisting of a term loan B, or the “Term Loan,” in an aggregate principal amount of $250,000 and a revolving credit facility, or the “Revolving Facility,” in an aggregate principal amount of $80,000 (with sublimits for swingline loans and the issuance of letters of credit). The Term Loan will mature on July 9, 2020 and the Revolving Facility will mature on July 9, 2018.

On December 20, 2013, the Company increased its senior secured term loan credit facility, at the same interest rate as the original loan, by $25,000 to $275,000. In addition, the Company amended the financial covenants on its revolving credit facility to increase the senior secured funded debt-to-EBITDA (as defined in the Credit Facility) covenant by 0.25x for each quarterly period.

On July 29, 2014, we entered into the Amendment Agreement (the “Third Amendment”) by and among GFA Brands, Inc., as borrower, the Company, as a guarantor, the other guarantors party thereto, the financial institutions party thereto, as lenders, and Citibank, N.A., as administrative agent.  The Third Amendment amends the Credit Facility to, among other things, (a) increase the aggregate principal amount of the term loan facility by $27.0 million, (b) increase the aggregate principal amount of the Revolving Facility from $80 million to $115 million, (c) subject to compliance with certain leverage-based criteria, decrease the interest rate margin with respect to the term loan facility by up to 0.5%, (d) increase the maximum total funded debt to consolidated EBITDA ratio to 6.50x for any fiscal quarter ending prior to December 31, 2015, and to 6.0x for the fiscal quarter ending December 31, 2015 and each fiscal quarter thereafter and (e) revise the “incremental” term loan provision so that, upon the satisfaction of certain conditions, the borrower may increase the term and/or revolving commitments by an amount not to exceed the sum of (i) $100 million and (ii) an additional amount so long as various specified leverage ratios are not exceeded, subject to receipt of additional lending commitments for such loans.  Proceeds of the new term loans borrowed in connection with the Third Amendment were used to repay outstanding revolving loans under the Credit Facility, to pay fees and expenses in connection with the Third Amendment and for cash on the balance sheet.

Interest

Outstanding amounts under the Term Loan bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR plus 3.50% or (b) a Base Rate (equal in this context to the greater of (i) the Agent's prime rate, (ii) the federal funds rate plus 1/2 of 1.00% and (iii) LIBOR plus 1.00%) (but subject to a minimum of 2.00%) plus 2.50%. The Term Loan amortizes in equal quarterly installments of 0.25% of the initial principal amount beginning on September 30, 2013, with the balance due at maturity. The margin over LIBOR and the Base Rate for the Term Loan may be adjusted periodically based on the Company's ratio of first lien funded debt to consolidated EBITDA, with 3.5% per annum being the maximum LIBOR margin and 2.5% per annum being the maximum Base Rate margin established by such adjustment mechanism.

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

Covenants

So long as any borrowings under the Revolving Facility are outstanding (other than letters of credit that have been cash collateralized in accordance with the terms of the Credit Facility) as of the last day of any fiscal quarter of the Company, the terms of the Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain a maximum total funded debt to consolidated EBITDA ratio of not more than 6.50 to 1.0, for any fiscal quarter prior to December 31, 2015, and decreasing to 6.00 to 1.0 for the fiscal quarter December 31, 2015 and each fiscal quarter thereafter. As of December 31, 2014, we were in compliance with our financial covenants.

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

Contract Payable and Capital Leases

In addition to the indebtedness under the Credit Facility, we have recorded a contract payable of $1,375 representing the unpaid balance on a 2010 acquisition. This amount will be paid in the first quarter of 2015, together with related interest. As of December 31, 2014, this amount is due within 12 months and therefore included within "Accounts payable and accrued expenses" on the Consolidated Balance Sheets.

We have five capital leases resulting in $8,677 of capital lease obligations for certain of our manufacturing equipment as of December 31, 2014. These leases have terms that expire from June 30, 2015 through December 1, 2021 and have interest rates of approximately 5.5%.

Maturities

Under the Credit Facility, the contract payable and capital lease obligations, the Company and the Borrowers are required to pay the following amounts for their collective debt and contract obligations during the years ended December 31:

2015	$5,472
2016	4,156
2017	4,229
2018	4,272
2019	4,343
Thereafter	286,142
Total	$308,614

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

11.  Stock-Based Compensation

Stock-based compensation consists of stock options and restricted stock units (RSUs).

Total stock-based compensation expense for stock options and RSUs was $9,381, $9,062 and $11,513 for 2014, 2013 and 2012, respectively. The related income tax benefit recognized was $3,184, $3,382 and $4,432 for 2014, 2013 and 2012, respectively.

Stock Options

We and our stockholders have authorized the issuance of up to 12,150,000 stock options under our Second Amended and Restated Stock and Awards Plan, or the "Stock Plan." As a result of the 2011 option exchange program, or the "Option Exchange," 432,178 of these options are no longer available to be granted. As of December 31, 2014, 523,452 options remained available for future grants under the Stock Plan.

In addition, during the first quarter of 2008, the compensation committee and a sub-committee of the compensation committee approved the issuance of up to 1,375,000 inducement stock options grants to new employees outside of our stock plan pursuant to NASDAQ Marketplace Rule 4350.  As a result of the Option Exchange, 600,000 of these options are no longer available to be granted. As of December 31, 2014, all of these options have been granted.

During the third quarter of 2012, we adopted the Smart Balance, Inc. 2012 Inducement Award Plan which allows for the issuance of up to 1,300,000 inducement stock options to new employees. In the fourth quarter of 2013, an additional 2,000,000 inducement stock options were approved under this plan. The options have a ten year term and an exercise price equal to the fair market value of our common stock on the date of grant. The options vest in four equal installments beginning on the first anniversary of the grant date. As of December 31, 2014, 930,000 options remained available for granting.

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

Additional information with respect to stock option activity is as follows:

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding at December 31, 2012	11,654,333	$7.91	6.81
Options granted	1,519,500	14.35	9.48
Options exercised	(414,379)	7.85	5.54
Options canceled/forfeited	(329,500)	9.65	7.21
Options outstanding at December 31, 2013	12,429,954	8.65	6.28
Options granted	1,610,748	14.18	8.45
Options exercised	(1,349,457)	6.83	5.46
Options canceled/forfeited	(1,046,277)	10.78	7.19
Options outstanding at December 31, 2014	11,644,968	$9.40	5.83
Exercisable at December 31, 2014	6,827,134	$8.03	4.85

The weighted-average grant-date fair values of options granted during 2014, 2013 and 2012 were $7.50, $7.49 and $4.32, respectively.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

The following summarizes additional stock option activity:

	Years Ended December 31,
	2014	2013	2012
Aggregate intrinsic value of stock options exercised	$10,977	$3,158	$280
Fair value of options that vested	11,228	6,552	5,098
Tax benefit realized on exercise of options	4,706	3,782	2,204

The aggregate intrinsic value of outstanding stock options at December 31, 2014 was $29,478. The aggregate intrinsic value of exercisable stock options at December 31, 2014 was $22,355.

The following summarizes non-vested share activity for 2014:

	Shares	Grant-Date Fair Value
Non-vested options at beginning of year	6,704,068	$4.98
Options granted	1,610,748	7.50
Options vested	(2,469,454)	4.55
Options forfeited	(1,027,528)	5.67
Non-vested options at end of year	4,817,834	$5.89

As of December 31, 2014, the total compensation cost related to nonvested stock options not yet recognized was $20,175 with a weighted average period of 1.9 years over which it is expected to be recognized.

We account for our stock-based compensation awards in accordance with authoritative accounting guidance for share-based payment, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

Stock-based compensation expense (pre-tax) related to stock options included in operations is as follows:

	Years Ended December 31,
	2014	2013	2012
Service period-based	$7,865	$6,117	$4,507
Market price-based $8.00	—	—	805
Market price-based $12.00	—	—	785
Market price-based $16.00	—	579	177
Market price-based $16.75	6	90	127
Market price-based $20.25	36	106	104
Total	$7,907	$6,892	$6,505

For the traditional service-based stock options, we estimate the fair value, as of the date of grant, using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.07% - 4.67%, expected life of 6.25 years for the service-based options, no dividends and volatility of 35.9% - 55.08%. The cost of the service-based stock options is being amortized over a four year vesting period. In the case of the market price-based stock options, we used the Monte Carlo valuation model and have assumed an expected life of ten years.  We have incorporated a forfeiture rate of 4.0% on all stock options.  We recognize compensation expense for the market price-based options over the estimated vesting period, which has been determined to be 1.43 years for the $8.00 awards, 2.92 years for the $12.00 awards, 3.90 years for the $16.00 awards, 2.75 – 4.82 years for the $16.75 awards and 3.68 - 5.53 years for the $20.25 awards. The $16.75 awards vested during the second quarter of 2014 as the required conditions were met.

Restricted Stock Units

In September 2011, we began granting RSUs to certain board members and employees. These RSUs were issued under the Stock Plan and are subject to its terms and conditions. We issued RSUs where the compensation cost is recognized on a

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

straight-line basis over the requisite period the holder is required to render service. We also issued market condition-based RSUs which vest when the underlying stock price closes at $8.00, $12.00 and $16.00 for 20 out of 30 consecutive trading days. We recognize compensation expense for the market price-based RSUs over the estimated vesting period, which has been determined to be 1.43 years for the $8.00 awards, 2.92 years for the $12.00 awards, and 3.90 years for the $16.00 awards. The $8.00 and $12.00 awards vested during 2012 and the $16.00 awards vested during 2013 as the required conditions were met. We recognized $1,474, $2,170 and $5,008 of stock-based compensation for our RSUs for 2014, 2013 and 2012, respectively.

Additional information with respect to RSU activity is as follows:

	Number of Outstanding Units	Weighted Average Remaining Life (Years)
RSUs outstanding (unvested) at December 31, 2013	420,000	2.23
RSUs granted	170,000	3.26
RSUs vested	(141,250)	0
RSUs outstanding (unvested) at December 31, 2014	448,750	2.02

The aggregate intrinsic value of restricted stock units outstanding was $4,963 at December 31, 2014 and $6,661 at December 31, 2013.

As of December 31, 2014, the total compensation cost related to unvested RSUs not yet recognized was $3,145 with a weighted average period of 1.88 years over which it is expected to be recognized.

12.  License

A substantial portion of our business is dependent on our exclusive worldwide license of certain technology from Brandeis University. This license agreement, dated September 1996, imposes certain obligations upon us, such as diligently pursuing the development of commercial products under the licensed technology. The agreement for each country expires at the end of the term of each patent in such country and contains no minimum commitments. The amount of royalties due is based on a formula of the percentage of oil and/or fat utilized in the licensed products. Should Brandeis believe that we have failed to meet our obligations under the license agreement, Brandeis could seek to limit or terminate our license rights. Royalties earned by Brandeis included within "General and administrative" expenses in the Consolidated Statement of Operations and Comprehensive Income (Loss) were $761, $808 and $986 in 2014, 2013 and 2012, respectively.

13.  Income Taxes

The components of "Income (loss) before income taxes" for the periods were as follows:

	Years Ended December 31,
	2014	2013	2012
U.S.	$(123,932)	$27,880	$12,890
Foreign	(10,975)	(8,843)	(4,963)
Total	$(134,907)	$19,037	$7,927

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

The components of our "Provision (benefit) for income taxes" consist of the following:

	Years Ended December 31,
	2014	2013	2012
Income tax provision:
Current tax expense:
Federal	$4,029	$4,381	$8,133
State	1,008	613	1,728
Foreign	—	75	—
	5,037	5,069	9,861
Deferred tax expense (benefit):
Federal	$(8,895)	$4,180	$(3,954)
State	(2,329)	916	(652)
Foreign	(1,450)	(1,415)	(1,531)
	(12,674)	3,681	(6,137)
Provision (benefit) for income taxes	$(7,637)	$8,750	$3,724

The reconciliation of the provision for income taxes based on the U.S. federal statutory income tax rate to our provision for income taxes is as follows:

	Years Ended December 31,
	2014	2013	2012
Expected federal statutory taxes at 35%	35.00%	35.00%	35.00%
State taxes, net of federal benefit	0.59%	7.86%	3.76%
Stock option forfeitures	—%	—%	4.97%
Goodwill impairment	(29.44)%	—%	—%
Valuation allowance	(0.90)%	5.55%	(1.42)%
Foreign NOL benefit	0.90%	(5.55)%	—%
Foreign rate differential	(0.29)%	1.63%	2.59%
Acquisition-related costs	—%	—%	1.44%
Other	(0.20)%	1.47%	0.64%
Provision for income taxes	5.66%	45.96%	46.98%

We intend to permanently reinvest all of our earnings from continuing operations in Canada, but do not intend to permanently reinvest any earnings from continuing operations in the United Kingdom, or "UK." Both foreign operations have accumulated losses, and, therefore, we have not recognized any U.S. tax expense and deferred tax liability on these earnings. The Company has recognized a benefit in the U.S. for the losses generated in the UK, due to the UK being treated as a check-the-box entity for U.S. tax purposes. The benefit of the UK net operating loss has been recorded in the foreign rate differential in the effective tax rate reconciliation for 2014. However, a corresponding valuation allowance has also been recorded for the cumulative UK net operating losses as we have determined that it is more likely than not that the net operating losses will not be realized in the UK.

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

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

The components of the deferred tax assets and deferred tax liabilities, and valuation allowance, resulting from temporary differences between accounting for financial and tax reporting purposes, were as follows:

	December 31, 2014	December 31, 2013
Deferred tax assets:
Stock-based compensation	$16,745	$17,185
Restructuring costs	266	3
Inventory	2,150	825
Accrued expenses	1,874	4,343
Net operating loss carryforwards	5,445	3,189
Cumulative translation adjustment	—	—
Other	4,717	3,023
Total deferred tax assets	31,197	28,568
Less: Valuation allowance	(2,265)	(1,058)
Total net deferred tax assets	28,932	27,510
Deferred tax liabilities:
Intangible assets	(53,618)	(67,040)
Property and equipment	(10,107)	(7,450)
Other	(20)	(61)
Total deferred tax liabilities	(63,745)	(74,551)
Net deferred tax liabilities	$(34,813)	$(47,041)
Deferred tax asset current	$6,721	$5,832
Long-term deferred tax assets	22,190	21,678
Long-term deferred tax liabilities	(63,724)	(74,551)
Net deferred tax (liabilities)	$(34,813)	$(47,041)

As of December 31, 2014, we have state and foreign income tax net operating loss (NOL) carryforwards of $1,981 and $21,436, which will expire at various dates from 2029 to 2031. Depending on the jurisdiction, the foreign net operating losses will begin to expire in 2031, while other foreign net operating losses can be carried forward indefinitely. We evaluated whether the foreign net operating losses would be able to be realized within the carryforward period on a jurisdictional basis and determined that it was not more likely than not that the benefit from certain foreign NOL carryforwards will be realized. In recognition of this risk, we have provided a valuation allowance of $2,265 on the deferred tax assets relating to these foreign net operating losses carryforwards. The Company has evaluated the need for a valuation on the remaining balance of deferred tax assets and has concluded that it is more likely than not that they will be realized and no valuation allowance was required.

     A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	December 31, 2014	December 31, 2013
Gross balance at January 1	$88	$88
Additions based on tax positions related to the current year	—	—
Deletions for tax positions of prior years	(88)	—
Gross balance at December 31	—	88
Interest and penalties	—	22
Gross balance at December 31	$—	$110

At December 31, 2014, the Company does not have any uncertain tax positions with respect to ASC 740-10.

We file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. We are not currently undergoing an audit by the Internal Revenue Service, however we do have a pending state audit in process for the

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

tax years 2009, 2010, and 2011. We do not believe that there are any uncertain tax positions related to the state audit. As of December 31, 2014, our 2011 through 2013 tax years remain subject to examination by the IRS. State income tax returns are generally subject to examination for a period of three to four years after filing.
As of December 31, 2014, the audits of our Canadian subsidiary's 2011 and 2012 tax returns have been closed with respect to withholding taxes. Our Canadian subsidiary remains under the tax audit for the 2011 tax year.
14.  Earnings (Loss) Per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2014	2013	2012
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$(127,076)	$10,426	$4,203

Denominator:
Weighted average shares used in basic computation	60,891	59,643	59,134
Add: Stock options and RSUs	—	3,228	1,632
Weighted average shares used in diluted computation	60,891	62,871	60,766

Earnings (loss) per share, basic	$(2.09)	$0.17	$0.07
Earnings (loss) per share, diluted	$(2.09)	$0.17	$0.07

Diluted earnings (loss) per share for the years ended December 31, 2014, 2013 and 2012 excluded the weighted-average impact of approximately 12.1 million, 3.7 million and 7.1 million stock options and RSUs, respectively, because such impact would be anti-dilutive.

15.  Commitments

The following table summarizes our building operating leases and commodity purchase commitments as of December 31, 2014 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business.

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Building Operating Leases (1)	$32,775	$3,468	$7,507	$7,803	$13,997
Commodity Purchase Commitments (2)	63,297	63,297	—	—	—
	$96,072	$66,765	$7,507	$7,803	$13,997

(1)	Rent expense on building operating leases for the years ended December 31, 2014 , 2013 and 2012 was $3,097, $2,381 and $1,637, respectively.

(2)
Forward purchase commitments for a portion of the Company’s projected requirement for commodity purchase commitments. These commitments may be stated at a firm price, or as a discount or premium from a future commodity market price.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

16.  Legal Proceedings and Contingencies

We are party to litigation in the normal course of business that we do not believe would have a material adverse effect on our business, results of operations or financial condition.

17.  Segments

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

The contribution of our reportable segments to net sales and brand profit and the reconciliation to consolidated amounts are summarized below.

	Years Ended December 31,
	2014	2013	2012
Net Sales:
Natural	$314,357	$237,456	$122,666
Balance	202,274	223,882	246,979
	$516,631	$461,338	$369,645

Brand Profit:
Natural	$53,358	$52,879	$26,164
Balance	73,705	74,741	70,041
Total brand profit for reportable segments	127,063	127,620	96,205
Less adjustments:
General and administrative, excluding royalty expense (income), net	88,176	76,915	65,825
Restructuring, acquisition and integration-related costs	4,351	5,824	7,638
Goodwill and tradename impairment	150,507	—	—
Interest expense	18,131	24,493	15,046
Other (income) expense, net	805	1,351	(231)
Income (loss) before income taxes	$(134,907)	$19,037	$7,927

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

Our net sales by brand are as follows:

	Years Ended December 31,
	2014	2013	2012

Smart Balance	$142,081	$171,861	$201,603
Earth Balance	53,363	47,389	38,829
Glutino	88,195	96,209	75,660
Udi's	184,194	140,621	47,006
EVOL	41,588	301	—
Other	7,210	4,957	6,547
Total	$516,631	$461,338	$369,645

Our Smart Balance branded products are focused on consumers interested in a heart healthy diet.  Earth Balance branded products are aimed at consumers interested in natural, plant based foods.  Our Glutino and Udi’s brands sell a variety of gluten free packaged and baked foods. Our EVOL brand focuses on pure and simple ingredients.  The “Other” brands include principally Level Life, which provides diabetic-friendly food products to help consumers manage diabetes through diet.

Our net sales by geographic area are as follows:

	Years Ended December 31,
	2014	2013	2012
United States	$462,536	$412,456	$342,332
Foreign	54,095	48,882	27,313
Total	$516,631	$461,338	$369,645

Our total assets by geographic area are as follows:

	Years Ended December 31,
	2014	2013	2012
United States	$591,250	$736,322	$640,115
Foreign	55,342	39,161	41,839
Total	$646,592	$775,483	$681,954

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands except share and per share)

18.  Selected Quarterly Financial Data (unaudited)

The following table presents certain unaudited quarterly results for the years 2014 and 2013:

	Three Months Ended				Year Ended December 31, 2014
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net Sales	$122,852	$131,348	$133,865	$128,566	$516,631
Gross profit	46,363	46,940	50,443	47,406	191,152
Net income (loss) attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	473	2,789	(132,159)	1,821	(127,076)
Earnings (loss) per share attributable to Boulder Brands, Inc. and Subsidiaries common stockholders - diluted	$0.01	$0.04	$(2.17)	$0.03	$(2.09)
Diluted weighted average common shares outstanding	63,598,226	64,124,654	61,032,874	63,613,563	60,890,622

	Three Months Ended				Year Ended December 31, 2013
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net Sales	$106,653	$110,669	$118,512	$125,504	$461,338
Gross profit	45,574	46,291	48,270	51,912	192,047
Net income (loss) attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	3,961	3,098	(1,582)	4,949	10,426
Earnings (loss) per share attributable to Boulder Brands, Inc. and Subsidiaries common stockholders - diluted	$0.06	$0.05	$(0.03)	$0.08	$0.17
Diluted weighted average common shares outstanding	62,176,150	62,007,586	59,605,890	63,518,915	62,871,488