Form 10-Q
period 2015-03-31
BOULDER BRANDS, INC.
filed 2015-05-07
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2015	Commission File Number 001-33595

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
Yes ☐     No ☒

As of May 5, 2015, the Registrant had 61,280,116 shares of common stock, par value $.0001 per share, outstanding.

BOULDER BRANDS, INC. AND SUBSIDIARIES

i

Cautionary Note Regarding Forward Looking Statements

Statements made in this quarterly report that are not historical facts, including statements about the plans, strategies, beliefs and expectations of Boulder Brands, Inc. (the "Company"), are forward-looking and subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may include the use of the words “expect,” “anticipate,” “plan,” “intend,” “project,” “may,” “believe” and similar expressions. Actual results may differ materially from such forward-looking statements for a number of reasons, including those risks and uncertainties set forth in "Item 1A. Risk Factors," located in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K"), as well as the following factors:

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

•	continued adverse developments with respect to the sale of the Company’s buttery spreads and related products;

•	adverse developments with respect to the demand for the Company’s gluten free products, including as a result of customer and consumer shifts to private label brands;

•	risks associated with maintaining and upgrading the Company’s manufacturing facilities in order to, among other things, keep up with demand, produce new products and increase margins;

•	the loss of a manufacturer or the inability of a manufacturer to timely fulfill the Company’s orders or to maintain the quality of its products;

•	the departure of one or more members of the Company’s executive management team;

•	risks related to the Company’s rapid growth, including the need to build and enhance its infrastructure and workforce sufficient to meet the growing demand for the Company’s products;

•	the termination of the Company’s relationship with Acosta, Inc. and/or Presence Marketing, Inc. to act as its primary sales agents for a significant portion of its products;

•	changes in consumer preferences and discretionary spending;

•	potential unavailability of necessary capital to fund the Company’s obligations and growth initiatives;

•	the Company’s ability to maintain existing pricing on its products and, where appropriate, effectuate price increases;

•	the Company’s ability to protect its intellectual property;

•	the expiration of certain patents utilized in some of the Company’s Balance segment products;

•	any sustained economic downturn in the United States, Canada or abroad and related consumer sentiment;

•	fluctuations in various food and supply costs as well as increased costs associated with product processing and transportation;

•	regulation of the Company’s advertising;

•	adverse publicity or consumer concern regarding the safety and quality of food products or health concerns;

•	the absence of long-term contracts with the Company’s customers;

•	economic and political conditions in the U.S. and abroad;

•	foreign currency fluctuations;

•	the identification of new acquisition opportunities and the execution and integration of acquisitions;

•	the realization of the expected growth benefits from the Company's acquisitions;

•	the risks involved in manufacturing gluten free products;

•	the Company’s internal control over financial reporting;

•	risks related to an increased number of employees, labor disputes and adverse employee relations;

•	risks associated with conducting business outside of the United States;

•	potential liabilities of litigation;

•	the potential unavailability of insurance for potential liabilities;

•	increases in costs of medical and other employee health and welfare benefits;

•	the failure of the Company’s information technology systems to operate effectively and securely;

•	a further impairment in the carrying value of goodwill and other intangible assets;

•	volatility of the market price and trading volume of the Company’s common stock;

•	the numerous laws and governmental regulations the Company’s business operations may be subject to;

•
liabilities resulting from claims, including defense costs and negative publicity, should the consumption of any food or beverage products manufactured or marketed by the Company cause injury, illness or death;

•	risks that customers will not accept the Company’s products for their stores or set reasonable prices for the Company’s products;

•	changes in retail distribution arrangements and the trend toward fewer products stocked at retail channels;

•	competition; and

•	the Company’s cash requirements and debt, including compliance with financial covenants that restrict the Company’s operations.

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

Part I.  Financial Information
Item 1. Financial Statements
BOULDER BRANDS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash	$21,361	$31,660
Accounts receivable, net of allowance of: $1,080 (March 31, 2015) and $1,362 (December 31, 2014)	51,600	40,065
Accounts receivable - other	4,359	4,709
Inventories	50,661	52,888
Prepaid taxes	4,619	6,985
Prepaid expenses and other assets	8,238	3,844
Deferred tax asset	7,948	6,721
Total current assets	148,786	146,872
Property and equipment, net	55,024	53,151
Other assets:
Goodwill	232,708	233,592
Intangible assets, net	187,208	191,400
Deferred costs, net	7,389	7,830
Investments, at cost	12,751	11,751
Other assets	2,044	1,996
Total other assets	442,100	446,569
Total assets	$645,910	$646,592
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$57,829	$53,774
Current portion of long-term debt	9,113	4,101
Total current liabilities	66,942	57,875
Long-term debt	290,169	301,113
Deferred tax liability	41,423	41,536
Other liabilities	4,949	4,909
Total liabilities	403,483	405,433

Commitments and contingencies
Boulder Brands, Inc. and Subsidiaries stockholders' equity:
Common stock, $.0001 par value, 250,000,000 shares authorized; 64,969,011 and 64,876,335 issued at March 31, 2015 and December 31, 2014, respectively and 61,278,348 and 61,185,672 outstanding at March 31, 2015 and December 31, 2014, respectively	6	6
Additional paid in capital	577,417	574,721
Accumulated deficit	(311,579)	(313,414)
Accumulated other comprehensive loss	(9,183)	(5,837)
Treasury stock, at cost (3,690,663 shares)	(15,595)	(15,595)
Total Boulder Brands, Inc. and Subsidiaries stockholders' equity	241,066	239,881
Noncontrolling interest	1,361	1,278
Total equity	242,427	241,159
Total liabilities and equity	$645,910	$646,592
See accompanying notes to the consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Net sales	$129,000	$122,852
Cost of goods sold	79,399	76,489
Gross profit	49,601	46,363

Operating expenses:
Marketing	5,920	5,387
Selling	11,500	9,898
General and administrative	23,439	21,810
Restructuring, acquisition and integration-related costs	1,493	3,934
Total operating expenses	42,352	41,029
Operating income	7,249	5,334

Other income (expense), net:
Interest expense	(4,157)	(4,267)
Other (expense) income, net	(39)	(507)
Total other (expense), net	(4,196)	(4,774)
Income before income taxes	3,053	560
Provision for income taxes	1,236	148
Net income	1,817	412
Less: Net loss attributable to noncontrolling interest	18	61
Net income attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$1,835	$473

Earnings per share attributable to Boulder Brands, Inc. and Subsidiaries common stockholders:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01

Weighted average shares outstanding:
Basic	61,229,539	60,449,068
Diluted	63,636,054	63,598,226

Net income	$1,817	$412
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(3,346)	(1,187)
Other comprehensive loss	(3,346)	(1,187)
Comprehensive loss	(1,529)	(775)
Less: Comprehensive loss attributable to noncontrolling interest	18	61
Comprehensive loss attributable to Boulder Brands, Inc. and Subsidiaries	$(1,511)	$(714)

See accompanying notes to the consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$1,817	$412
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	5,598	5,528
Amortization and write-off of deferred financing costs	533	441
Deferred income taxes	(1,200)	1,042
Excess tax benefit from stock-based payment arrangements	(40)	(3,565)
Stock-based compensation	2,196	2,366
Asset write-offs	—	542
Loss on disposal of property and equipment	14	12
Changes in assets and liabilities:
Accounts receivable	(12,339)	38
Inventories	1,653	(8,353)
Prepaid expenses and other assets	(4,011)	(3,000)
Prepaid taxes	2,406	(990)
Accounts payable and accrued expenses	5,780	3,368
Net cash provided by (used in) operating activities	2,407	(2,159)
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	—	(4)
Purchase of investment	(1,000)	—
Purchase of property and equipment	(4,786)	(2,684)
Proceeds from disposal of property and equipment	11	7
Patent/trademark defense costs	(55)	(174)
Net cash used in investing activities	(5,830)	(2,855)
Cash flows from financing activities
Repayment of debt	(7,394)	(2,381)
Payments for loan costs	—	(45)
Contribution from (purchase of) noncontrolling interest	100	(238)
Shares withheld for payment of employee payroll taxes	(93)	(2,169)
Proceeds from exercise of stock options	553	2,415
Excess tax benefit from stock-based payment arrangements	40	3,565
Net cash (used in) provided by financing activities	(6,794)	1,147
Effects of exchange rate changes on cash and cash equivalents	(82)	(24)
Net decrease in cash and cash equivalents for the period	(10,299)	(3,891)
Cash and cash equivalents - beginning of period	31,660	16,732
Cash and cash equivalents - end of period	$21,361	$12,841
Cash paid during the period for:
Income taxes	$33	$96
Interest	$3,945	$3,639

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

The significant accounting policies summarized in Note 2 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K") have been followed in preparing the accompanying consolidated financial statements.

The accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in the 2014 Form 10-K. Results for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition

We offer our customers and consumers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and advertising; such amounts are estimated and recorded as a reduction in revenue. For interim reporting, we estimate the total annual sales incentives for most programs and record a pro rata share in proportion to forecasted annual revenue. As a result, we have recorded a prepaid expense at March 31, 2015 of $2,222, which will be charged to expense over the remainder of the year.

Accumulated Other Comprehensive Loss

The change in Accumulated Other Comprehensive Loss from December 31, 2014 to March 31, 2015 of $3,346 includes $3,752 of losses on intercompany foreign currency transactions that are of a long-term investment nature.

Investments

In 2013, the Company formed a new partnership called Boulder Brands Investment Group, LLC ("BIG") with a third party. BIG invests in early-stage growth companies in the natural and organic food and beverage sectors. All investments have been accounted for under the cost method and fair value has not been estimated as there have been no identified events or changes in circumstances that would have an adverse effect on the value of these investments. As the Company has a controlling financial interest in BIG, it is consolidated with these Consolidated Financial Statements, and the applicable noncontrolling interest is reflected herein.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605, "Revenue Recognition," and most industry-specific guidance throughout the Codification. The standard requires entities to recognize the amount of revenue that reflects the consideration to which the company expects to be entitled in exchange for the transfer of promised goods or services to customers. This ASU is effective for fiscal years beginning

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

after December 15, 2016, and for interim periods within those fiscal years. On April 1, 2015, the FASB voted to propose a one-year deferral of the effective date but to permit entities to adopt the standard on the original effective date if they choose. If the deferral is approved, the standard will be effective for interim and annual periods beginning after December 15, 2017. The Company is in the process of assessing both the method and the impact of the adoption of ASU 2014-09 on its financial position, results of operations, cash flows and financial statement disclosures.
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

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements. ASU No. 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability, rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The ASU is effective for annual reporting periods beginning after December 15, 2016. The new guidance will be applied retrospectively to each prior period presented. The Company currently presents debt issuance costs as an asset and upon adoption of this ASU in 2017, will present such debt issuance costs as a direct deduction from the related debt liability.

2.     Financial Instruments and Fair Value Measurements

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

The following table presents assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date
	March 31, 2015	December 31, 2014
Assets:
Recurring fair value measurements (1)
Deferred compensation (a)	$1,660	$1,611
Derivative assets (b)	—	88
Total recurring fair value measurements of assets	$1,660	$1,699

Liabilities:
Recurring fair value measurements (1)
Deferred compensation (a)	$1,458	$1,516
Total recurring fair value measurements of liabilities	$1,458	$1,516

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

We use derivative financial instruments, principally commodity exchange contracts, to manage risks from fluctuations in commodity costs. Derivative financial instruments are not used for the purpose of creating speculative positions or for trading purposes. Related contracts are recorded in the balance sheet at fair value using market prices and rates prevailing at the balance sheet date obtained from independent exchanges. Changes in the fair value are recognized through earnings in the period in which they occur in "Other income (expense)" in the Consolidated Statements of Operations and Comprehensive Loss. Amounts recognized were a gain of $26 for the three months ended March 31, 2015, and a loss of $49 for the three months ended March 31, 2014.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

3.    Inventory

Inventories consisted of the following:

	March 31, 2015	December 31, 2014
Finished product	$33,986	$38,278
Raw materials	16,675	14,610
Inventories	$50,661	$52,888

4.    Property and Equipment

Property and equipment, net consisted of the following:

	March 31, 2015	December 31, 2014
Land	$512	$538
Buildings and improvements	2,249	2,361
Software development costs	10,539	10,268
Machinery and equipment	50,040	47,589
Furniture and fixtures	2,662	2,240
Leasehold improvements	12,181	11,584
Gross assets	78,183	74,580
Less: accumulated depreciation	(23,159)	(21,429)
Property and equipment, net	$55,024	$53,151

Depreciation expense was $2,226 and $2,096 for the three months ended March 31, 2015 and 2014, respectively.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

5.    Goodwill and Intangible Assets

The following summarizes the changes in our goodwill, by segment:

	Balance	Natural	Total
Goodwill	$381,299	$95,777	$477,076
Accumulated impairment loss	(243,484)	—	(243,484)
Balance as of January 1, 2015	137,815	95,777	233,592
Translation adjustments	—	(884)	(884)
Balance as of March 31, 2015	$137,815	$94,893	$232,708

	Balance	Natural	Total
Goodwill	$381,299	$95,928	$477,227
Accumulated impairment loss	(130,000)	—	(130,000)
Balance as of January 1, 2014	251,299	95,928	347,227
Impairment loss	(113,484)	—	(113,484)
Goodwill acquired during the year	—	800	800
Translation adjustments	—	(951)	(951)
Balance as of December 31, 2014	$137,815	$95,777	$233,592

Intangible assets, net consisted of the following major classes as of March 31, 2015:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patent technology	$46,058	$(37,037)	$9,021
Proprietary recipes	4,225	(1,925)	2,300
Non-compete agreements	600	(492)	108
Supply relationships	1,000	(526)	474
Customer relationships	59,238	(15,514)	43,724
Subscription database	2,900	(2,465)	435
Trademarks/tradenames	131,590	(444)	131,146
Intangible assets, net	$245,611	$(58,403)	$187,208

Intangible assets, net consisted of the following major classes as of December 31, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patent technology	$46,058	$(35,452)	$10,606
Proprietary recipes	4,225	(1,745)	2,480
Non-compete agreements	600	(433)	167
Supply relationships	1,000	(509)	491
Customer relationships	60,616	(14,665)	45,951
Subscription database	2,900	(2,320)	580
Trademarks/tradenames	131,537	(412)	131,125
Intangible assets, net	$246,936	$(55,536)	$191,400

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

As of March 31, 2015 and December 31, 2014, the total carrying amount of indefinite-lived intangible assets included in the tables above under trademarks was $130,553 and $130,498, respectively.
Amortization expense was $3,372 and $3,432 for the three months ended March 31, 2015 and 2014, respectively.  Based on our amortizable intangible assets as of March 31, 2015, amortization expense is expected to be approximately $8,435 for the remainder of 2015, $10,259 in 2016, $7,937 in 2017, $5,912 in 2018, $5,580 in 2019 and $5,580 in 2020.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

6.    Restructuring and Other Actions

In 2013, we began a process to increase efficiency at our Udi’s manufacturing facilities, which involved the consolidation of several facilities into one new, state-of the art facility.  During 2013, charges of $2,395 were incurred for asset write-offs and $359 were incurred for related expenses associated with this restructuring effort. During 2014, additional charges of $1,064 were incurred in connection with the Udi's facility consolidation, of which $480 were for lease exit costs, net of estimated subleases, and $584 were incurred for asset write-offs. During 2015, we adjusted the accrual to eliminate the sublease assumption to reflect our current expectation of continuing lease costs. During 2014, we also incurred additional charges of $2,068 associated with the restructuring of certain executive management positions. Additionally in 2014, we determined it was necessary to relocate certain functional departments within the company to one central location. As a result of this, we expect to incur approximately $1,944 of one-time termination benefits. As of March 31, 2015, $1,731 of the one-time termination costs have been incurred, with $1,215 incurred in the three months ended March 31, 2015. Restructuring charges are included in "Restructuring, acquisition and integration-related costs" in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table sets forth the activity affecting the restructuring accrual:

	Severance	Other Closure and Exit Costs	Total
Balance as of December 31, 2014	$551	$140	$691
Charges incurred	1,245	—	1,245
Cash payments	(12)	(112)	(124)
Other (1)	(2)	—	(2)
Adjustments	(30)	289	259
Balance as of March 31, 2015	$1,752	$317	$2,069

(1) Consists of translation adjustments.

The accrued restructuring costs as of March 31, 2015 of $2,069 are reflected in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets. The liabilities for other closure and exit costs primarily relate to contractually required lease obligations and other contractually committed costs associated with facilities that are no longer used.  We expect to pay the facility obligations associated with the Udi's facility consolidation through October 2020, while all severance and other costs are expected to be paid by July 2015.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

7.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31, 2015	December 31, 2014
Accounts payable	$26,894	$28,989
Accrued payroll-related	6,635	2,691
Accrued marketing	5,373	3,125
Accrued trade spend	3,427	4,007
Accrued interest	2,740	3,036
Accrued restructuring	2,069	691
Accrued other	10,691	11,235
Accounts payable and accrued expenses	$57,829	$53,774

8.    Debt

Long-term debt consisted of the following:

	March 31, 2015	December 31, 2014
Term Loan	$290,878	$296,537
Revolving Facility	—	—
Capital lease	8,404	8,677
Total debt	299,282	305,214
Less: Current portion	9,113	4,101
Long-term debt	$290,169	$301,113

Credit Facility

The Company is party to a senior secured credit facility (the "Credit Facility"), established pursuant to a Credit Agreement dated as of July 9, 2013 (as amended by the First Amendment to Credit Agreement dated as of December 20, 2013, the Second Amendment to Credit Agreement dated as of December 20, 2013 and the Amendment Agreement dated as of July 29, 2014) by and among Boulder Brands USA, Inc. (f/k/a GFA Brands, Inc.) as borrower (the "Borrower"), the Company, as a guarantor, the other guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A., as administrative agent (the "Agent"), consisting of a term loan (the "Term Loan") in an aggregate principal amount of $302,000 and a revolving credit facility (the "Revolving Facility") in an aggregate principal amount of $115,000 (with sublimits for swingline loans and the issuance of letters of credit). The Term Loan will mature on July 9, 2020 and the Revolving Facility will mature on July 9, 2018.
As of March 31, 2015, $115,000 was available for borrowing under the Revolving Facility.

The interest rate for outstanding obligations at March 31, 2015 was 4.50% per annum for the Term Loan while the commitment fee on the unused Revolving Facility was 0.50% per annum.

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

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Covenants

So long as any borrowings under the Revolving Facility are outstanding (other than letters of credit that have been cash collateralized in accordance with the terms of the Credit Facility) as of the last day of any fiscal quarter of the Company, the terms of the Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain a maximum total funded debt to consolidated EBITDA ratio of not more than (i) 6.50 to 1.0 for any fiscal quarter ending prior to December 31, 2015 and (ii) 6.0 to 1.0 for the fiscal quarter ending December 31, 2015 and each fiscal quarter ending thereafter. As of March 31, 2015, we were in compliance with our financial covenant.

Capital Leases

The Company has five capital leases resulting in $8,404 of capital lease obligations for certain of its manufacturing equipment as of March 31, 2015. These leases have terms that expire from June 30, 2015 through December 1, 2021.

Maturities

Under the Credit Facility and capital leases, the Company and the Borrower intend to pay the following amounts for their collective debt and contract obligations during the following years ending December 31:

Remainder of 2015	$8,076
2016	4,155
2017	4,227
2018	4,272
2019	4,344
Thereafter	276,142
Total	$301,216

9.    Stock-Based Compensation

Stock-based compensation consists of stock options and restricted stock units ("RSUs").

Total stock-based compensation expense for stock options and RSUs was $2,196 and $2,366 for the three months ended March 31, 2015 and 2014, respectively.

Stock Options

We and our stockholders have authorized the issuance of up to 12,150,000 stock options under our Second Amended and Restated Stock and Awards Plan (the "Stock Plan").  As a result of the 2011 option exchange program (the "Option Exchange"), 432,178 of these options are no longer available to be granted. As of March 31, 2015, 437,196 options remained available for future grants.

During the third quarter of 2012, we adopted the Smart Balance, Inc. 2012 Inducement Award Plan which allows for the issuance of up to 1,300,000 inducement stock options to new employees. In the fourth quarter of 2013, an additional 2,000,000 inducement stock options were approved under this plan. The options have a ten-year term and an exercise price equal to the fair market value of our common stock on the date of grant. The options vest in four equal installments beginning on the first anniversary of the grant date. As of March 31, 2015, 1,043,125 options remained available for granting.

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

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Additional information with respect to stock option activity is as follows:

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding at December 31, 2014	11,644,968	$9.40	5.83
Options granted	182,500	10.58	9.75
Options exercised	(74,401)	7.43	6.11
Options canceled/forfeited	(200,144)	13.23	8.86
Options outstanding at March 31, 2015	11,552,923	$9.39	5.61
Exercisable at March 31, 2015	7,408,038	$8.01	4.66

The weighted average grant-date fair value of options granted during the three months ended March 31, 2015 was $5.33.

As of March 31, 2015, the total compensation cost related to non-vested awards not yet recognized was $17,547 with a weighted average remaining period of 1.78 years over which it is expected to be recognized.

We account for our stock-based compensation awards in accordance with GAAP for share-based payments, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

Stock-based compensation expense relating to stock options included in operations is as follows:

	Three Months Ended March 31,
	2015	2014
Service period-based	$1,854	$1,808
Market price-based $16.75	—	4
Market price-based $20.25	1	18
Total	$1,855	$1,830

For the traditional service-based stock options, we estimated the fair value, as of the date of grant, using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.07% - 4.67%, expected life of 6.25 years for the service-based options, no dividends and volatility of 35.9% - 55.08%. The cost of the service-based stock options is being amortized over a four-year vesting period. In the case of the market price-based stock options, we used the Monte Carlo valuation model and have assumed an expected life of ten years.  We have incorporated a forfeiture rate of 4.0% on all stock options.  We recognize compensation expense for the market price-based options over the estimated vesting period.

Restricted Stock Units

In September 2011, we began granting RSUs to certain board members and employees. These RSUs were issued under the Stock Plan and are subject to its terms and conditions. We issued RSUs where the compensation cost is recognized on a straight-line basis over the requisite period the holder is required to render service. We recognized $341 and $536 of stock-based compensation for our RSUs in the three months ended March 31, 2015 and 2014, respectively.

Additional information with respect to RSU activity is as follows:

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

	Number of Outstanding Units	Weighted Average Remaining Life (Years)
RSUs outstanding (unvested) at December 31, 2014	448,750	2.02
RSUs vested	(27,500)	—
RSUs outstanding (unvested) at March 31, 2015	421,250	1.71

10.    Income Taxes

Our effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which we operate and the amount of pretax income we earn. The effective tax rate was 40.5% and 26.5% for the three months ended March 31, 2015, and 2014, respectively. The lower tax rate in the three months ended March 31, 2014 is attributable to permanent true ups identified in the quarter.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

11.    Earnings Per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2015	2014
Basic and diluted earnings per share:
Numerator:
Net income attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$1,835	$473

Denominator (in thousands):
Weighted average shares used in basic computation	61,230	60,449
Add: Stock options and RSUs	2,406	3,149
Weighted average shares used in diluted computation	63,636	63,598

Earnings per share, basic	$0.03	$0.01
Earnings per share, diluted	$0.03	$0.01

Diluted earnings per share excluded the weighted-average impact of the assumed exercise of approximately 4.6 million and 4.0 million stock options and RSUs in the three months ended March 31, 2015 and 2014, respectively, because such impact would be anti-dilutive.

12.    Legal Proceedings and Contingencies

Commitments

In addition to those disclosed in the Company's 2014 Form 10-K, as of March 31, 2015, we had the following commitments:

Forward purchase commitments for a portion of our projected commodity requirements may be stated at a firm price or as a discount or premium from a future commodity market price. These commitments totaled approximately $62,554 as of March 31, 2015. The majority of these commitments are expected to be liquidated within one year.

Legal Proceedings

We are currently involved in the following legal proceedings:

In 2007, three parties filed Oppositions to European Patent No. 0820307 relating to increasing the HDL level and the HDL/LDL ratio in human serum by balancing saturated and polyunsaturated dietary fatty acids. In July 2010, a hearing was held on this matter in Munich, Germany, and the patent panel ruled against us. In January, 2011, we received the formal written decision and appealed the ruling. At oral proceedings on March 10, 2015, the board of appeal dismissed the appeal. The matter is now concluded. The outcome of this proceeding did not and will not have any material adverse effect on our business.

On July 28, 2012, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of California claiming that the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products is false, misleading and deceptive (the "California Case"). The plaintiffs filed a Second Amended Complaint and substituted a new plaintiff. The Company moved to dismiss the Second Amended Complaint. The court denied the Company's motion to dismiss. A substantially similar class action lawsuit related to the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products was filed on August 9, 2012 in the Southern District of New York. In light of its similarity to the California Case, the Southern District of New York

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

stayed all activity in that case pending a decision in the California Case on class certification. The Company believes the allegations contained in both of these complaints are without merit and intends to vigorously defend itself against these allegations.

On August 29, 2012, legal proceedings were filed against the Company and others in Canada, Province of Quebec, District of Montreal, by Stepworth Holdings Inc. in connection with an indemnification claim made by the Company against Stepworth, which sold Glutino to the Company. In those legal proceedings, Stepworth sought a declaration that it was not required to indemnify the Company for losses arising from claims made against the Company by Osem and Carmit, both Glutino suppliers. As such, it sought a declaration that it was entitled to recover the amount placed in escrow to cover indemnification claims made by the Company against Stepworth.  In a related proceeding, on September 24, 2012, the Company filed proceedings in the same court in Canada against Osem, Carmit and Stepworth, seeking a declaration that the suppliers’ claims against the Company are not valid.  The two foregoing proceedings are now deemed to have been discontinued (and thus, no longer active) under Quebec law.

In parallel, on December 4, 2012, Osem filed proceedings against the Company, in the same Canadian court, seeking $16.9 million (in Canadian dollars) for the Company's reduction in the volume of purchases from Osem.   In response, the Company filed a claim against Stepworth on December 10, 2012, in order to receive indemnification from Stepworth on the basis of Osem’s allegations.  The Company intends to vigorously defend itself in this litigation and continues to assert its indemnification claim against Stepworth.

On April 1, 2015, a putative class action lawsuit was filed in the United States District Court for the District of Colorado against the Company and three of its officers alleging violations of federal securities laws. The complaint alleges that beginning in December 2013, the Company made false or misleading statements in its quarterly Securities and Exchange Commission filings and analyst conference calls about its financial performance and prospects, which supposedly were proven to have been untrue when the Company pre-announced its anticipated financial results for the third quarter of 2014. The Company believes that the allegations in the complaint are without merit and it intends to vigorously defend itself.

On April 28, 2015, a purported derivative action entitled Dennis Palkon v. Stephen B. Hughes, et al., was filed, ostensibly on the Company's behalf, in Colorado state court against the Company’s directors and certain of its senior officers, and against the Company itself as a nominal defendant. The complaint alleges that the officers made false statements about the Company’s financial performance and prospects (substantially the same ones that are at issue in the securities class action lawsuit described immediately below), that the directors breached their fiduciary duties by allowing such statements to be made, and that the Company should be suing to recover damages for the allegedly false statements. The complaint further alleges claims for waste of corporate assets and unjust enrichment. The complaint seeks unspecified damages and restitution in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the plaintiff, including attorneys’ fees.  We believe that the plaintiff in the derivative action lacks standing to pursue litigation on behalf of the Company.

We do not expect that the resolution of any of the matters described above will have a material adverse effect on our business, although any of them could have a material adverse effect on our results in any given quarter in the event of an adverse judgment or settlement.

We are not a party to any other legal proceeding that we believe would have a material adverse effect on our business, results of operations or financial condition.

13.    Segments

Our business consists of two reportable segments: Natural and Balance. The Natural segment consists of our Udi's, Glutino, Davies and EVOL branded products. The Balance segment consists of Smart Balance, Earth Balance and Level Life branded products.

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

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Net Sales:
Natural	$78,965	$73,374
Balance	50,035	49,478
	$129,000	$122,852

Brand Profit:
Natural	$13,363	$13,845
Balance	19,576	18,212
Total for reportable segments	32,939	32,057
Less:
General and administrative, excluding royalty expense (income), net	24,197	22,789
Restructuring, acquisition and integration-related costs	1,493	3,934
Interest expense	4,157	4,267
Other expense, net	39	507
Income before income taxes	$3,053	$560

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the March 31, 2015 Consolidated Financial Statements and the related Notes contained in this quarterly report on Form 10-Q for the quarter ended March 31, 2015 and our 2014 Form 10-K. Forward-looking statements in this section are qualified by the cautionary statements included under the heading “Cautionary Note Regarding Forward Looking Information,” above.

Company Overview

Boulder Brands, Inc. (the "Company") is a leader in the natural foods industry and is committed to creating food solutions that give people opportunities to improve their lives, one product at a time. The Company’s health and wellness platform consists of brands that target specific health trends: the Glutino® and Udi’s® Gluten Free brands for gluten free diets; the Earth Balance® brand for plant-based diets; the Level Life™ brand for diabetic diets; the EVOL® brand for consumers seeking convenient foods made with pure and simple ingredients; and the Smart Balance® brand for heart healthier diets. We distribute our products in all major retail channels, including natural, grocery, club and mass merchandise, and we also have a presence in the foodservice and industrial channels. The Company’s stated purpose is to “Lead change and improve lives.” Our promise is to empower people, respect our planet, create profit and build brave brands. Our principles embody humility, accountability, collaboration, tenacity, wellness and transparency.

Our business consists of two reportable segments: Natural and Balance. The Natural segment consists of our Udi's, Glutino, Davies and EVOL branded products. The Balance segment consists of Smart Balance, Earth Balance and Level Life branded products.

Restructuring

In 2013, we began a process to increase efficiency at our Udi’s manufacturing facilities, which involved the consolidation of several facilities into one new, state-of the art facility.  During 2013, charges of $2.4 million were incurred for asset write-offs and $0.4 million were incurred for related expenses associated with this restructuring effort. During 2014, additional charges of $1.1 million were incurred in connection with the Udi's facility consolidation, of which $0.5 million were for lease exit costs, net of estimated subleases, and $0.6 million were incurred for asset write-offs. During 2015, we adjusted the accrual to eliminate the sublease assumption to reflect our current expectation of continuing lease costs. During 2014, we also incurred additional charges of $2.1 million associated with the restructuring of certain executive management positions. Additionally in 2014, we determined it was necessary to relocate certain functional departments within the company to one central location. As a result of this, we expect to incur approximately $1.9 million of one-time termination benefits. As of March 31, 2015, $1.7 million of the one-time termination costs have been incurred, with $1.2 million incurred in the three months ended March 31, 2015.

Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

	Three Months Ended March 31,
(In millions, except per share data)	2015	2014	$ Change	% Change
Net sales	$129.0	$122.9	$6.1	5.0%
Cost of goods sold	79.4	76.5	2.9	3.8%
Gross profit	49.6	46.4	3.2	7.0%

Operating expenses:
Marketing	5.9	5.4	0.5	9.9%
Selling	11.5	9.9	1.6	16.2%
General and administrative	23.4	21.8	1.6	7.5%
Restructuring, acquisition and integration-related costs	1.5	3.9	(2.4)	(62.0)%
Total operating expenses	42.4	41.0	1.4	3.2%
Operating income	7.2	5.3	1.9	35.9%

Other income (expense), net:
Interest expense	(4.2)	(4.3)	0.1	(2.6)%
Other (expense), net	—	(0.5)	0.5	NM
Total other (expense), net	(4.2)	(4.8)	0.6	(12.1)%
Income before income taxes	3.1	0.6	2.5	NM
Provision for income taxes	1.2	0.1	1.1	NM
Net income	1.8	0.4	1.4	NM
Less: Net loss attributable to noncontrolling interest	—	0.1	(0.1)	NM
Net income attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$1.8	$0.5	$1.3	NM
Earnings per share attributable to Boulder Brands, Inc. and Subsidiaries common stockholders:
Basic	$0.03	$0.01	$0.02	NM
Diluted	$0.03	$0.01	$0.02	NM
Note: Amounts may not add due to rounding.
NM = Not meaningful

Net Sales

Total net sales of $129.0 million for the three months ended March 31, 2015 increased by $6.1 million, or 5.0%, from $122.9 million for the three months ended March 31, 2014. The increase in net sales was related to increases in net sales in our Natural and Balance segments.

Net sales from our Natural segment of $79.0 million for the three months ended March 31, 2015 increased by $5.6 million, or 7.6%, from $73.4 million for the three months ended March 31, 2014. The increase was primarily related to increases in Udi’s products of $7.0 million and EVOL products of $3.7 million, partly offset by a decrease in Glutino products of $4.7 million.

Net sales from our Balance segment of $50.0 million for the three months ended March 31, 2015 increased by $0.5 million, or 1.1%, from $49.5 million for the three months ended March 31, 2014. The increase was primarily related to an increase in sales of Earth Balance products and Smart Balance spreads, partly offset by decreases in Smart Balance spreadable butter and grocery products. Volume decreases resulted in a decrease in net sales in our Balance segment of approximately $1.2 million.

Cost of Goods Sold

Total cost of goods sold of $79.4 million for the three months ended March 31, 2015 increased by $2.9 million, or 3.8%, from $76.5 million for the three months ended March 31, 2014. The increase was related to an increase in our Natural segment cost of goods sold, partly offset by a decrease in our Balance segment cost of goods sold.

Cost of goods sold for our Natural segment was $53.8 million for the three months ended March 31, 2015, an increase of $3.6 million, or 7.2%, from $50.2 million for the three months ended March 31, 2014. The increase was related to increases in cost of goods sold for Udi's products of $4.4 million and EVOL products of $0.9 million, partly offset by a decrease in Glutino products of $1.8 million. The increases in Udi’s and EVOL primarily related to the increases in net sales. The decrease in Glutino related to the decrease in net sales.

Cost of goods sold for our Balance segment was $25.6 million for the three months ended March 31, 2015, a decrease of $0.7 million, or 2.7%, from $26.3 million in 2014.

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

Total brand profit of $32.9 million for the three months ended March 31, 2015 increased by $0.8 million, or 2.8%, from $32.1 million for the three months ended March 31, 2014. The increase was related to increases in brand profit for our Balance segment, partly offset by a decrease in brand profit in our Natural segment.

Brand profit from our Balance segment of $19.6 million for the three months ended March 31, 2015 increased by $1.4 million, or 7.5%, from $18.2 million for the three months ended March 31, 2014. Gross profit for the Balance segment increased $1.3 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, and as a percentage of net sales was 48.8% in the three months ended March 31, 2015 and 46.8% in the three months ended March 31, 2014. The increase in brand profit also relates to a decrease in non-promotional marketing of $0.7 million, partly offset by an increase in selling expenses of $0.3 million and a decrease in royalty income, net of $0.3 million.

Brand profit from our Natural segment of $13.4 million for the three months ended March 31, 2015 decreased by $0.6 million, or 3.5%, from $13.8 million for the three months ended March 31, 2014. Gross profit for the Natural segment increased $2.0 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 and as a percentage of net sales was 31.9% for the three months ended March 31, 2015 compared to 31.6% during the same period in 2014. The three months ended March 31, 2014 was impacted by a $0.9 million purchase accounting adjustment. The increase in gross profit was more than offset by increases in selling expenses of $1.3 million and non-promotional marketing of $1.2 million.

General and Administrative

General and administrative expenses of $23.4 million for the three months ended March 31, 2015 increased by $1.6 million, or 7.5%, from $21.8 million for the three months ended March 31, 2014. The increase primarily related to increases in severance and relocation expenses of $0.8 million, research and development costs of $0.5 million and compensation, benefits and other employee related costs of $0.3 million in the three months ended March 31, 2015 versus the three months ended March 31, 2014.

Restructuring, Acquisition and Integration-related Costs

Restructuring, acquisition and integration-related costs for the three months ended March 31, 2015 were $1.5 million mainly relating to the relocation of certain functional departments within the company to one central location. Restructuring, acquisition and integration-related costs for the three months ended March 31, 2014 were $3.9 million, comprised of restructuring costs of $3.3 million associated with the consolidation of several of Udi’s manufacturing facilities and the restructuring of certain executive management positions and acquisition and integration-related costs of $0.6 million, primarily related to the acquisition of EVOL.

Total Other Income (Expense), Net

We had total other income (expense), net of $(4.2) million for the three months ended March 31, 2015 and $(4.8) million in the corresponding period in 2014. The results for 2015 and 2014 included interest expense of $(4.2) million and $(4.3) million, respectively.  Also included in total other income (expense), net in 2015 were currency losses of $(0.3) million and other taxes of $(0.1) million, offset by miscellaneous income of $0.4 million received from one of the Company’s distribution centers for service disruptions. Also included in total other income (expense), net in 2014 were currency losses of $(0.4) million and other taxes of $(0.1) million.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2015 was $1.2 million compared with $0.1 million for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2015 was 40.5%. The effective tax rate for the three months ended March 31, 2014 was 26.5%. The lower effective tax rate in the three months ended March 31, 2014 is attributable to permanent true ups identified in the quarter.

Net Income Attributable to Boulder Brands, Inc. and Subsidiaries Common Stockholders, or “Net Income Attributable to Boulder Brands”

Our net income attributable to Boulder Brands for the three months ended March 31, 2015 was $1.8 million compared to $0.5 million for the three months ended March 31, 2014. The $1.3 million increase in net income was primarily due to an increase in operating income of $1.9 million and decrease in total other income (expense), net of $0.6 million, partly offset by an increase in the provision for income taxes of $1.1 million.

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

(in millions)	Three Months Ended March 31,
	2015	2014
Net Sales:
Natural	$79.0	$73.4
Balance	50.0	49.5
	$129.0	$122.9

Brand Profit:
Natural	$13.4	$13.8
Balance	19.6	18.2
Total for reportable segments	32.9	32.1
Less:
General and administrative, excluding royalty expense (income), net	24.2	22.8
Restructuring, acquisition and integration-related costs	1.5	3.9
Interest expense	4.2	4.3
Other expense, net	—	0.5
Income before income taxes	$3.1	$0.6
Note: Amounts may not add due to rounding.

Liquidity and Capital Resources

Cash Flows

As of March 31, 2015, we had cash and cash equivalents of $21.4 million, a decrease of $10.3 million from December 31, 2014. The following table summarizes the change:

	Three Months Ended March 31,
(in millions)	2015	2014	$ Change
Cash provided by (used in):
Operating activities	$2.4	$(2.2)	$4.6
Investing activities	(5.8)	(2.9)	(2.9)
Financing activities	(6.8)	1.1	(7.9)
Effect of exchange rate changes	(0.1)	—	(0.1)
Net change in cash and cash equivalents	$(10.3)	$(3.9)	$(6.4)
Note: Amounts may not add due to rounding.

Cash provided by operating activities was $2.4 million for the three months ended March 31, 2015 compared to cash used of $2.2 million in the corresponding period in 2014. This change was mostly due to an increase in net income before depreciation and amortization, lower excess tax benefit from stock-based payment arrangements and decreased working capital needs.

Cash used in investing activities increased $2.9 million to $5.8 million in the three months ended March 31, 2015 from $2.9 million for the three months ended March 31, 2014, primarily due to higher capital expenditures in 2015 compared to 2014 and the purchase of an investment in 2015.

We used $7.9 million more cash from financing activities during the three months ended March 31, 2015 compared with the same period in 2014, primarily due to the increased repayments under our Term Loan in the 2015 period.

Liquidity

Our liquidity planning is largely dependent on our operating cash flows, which is highly sensitive to changes in demand, operating costs and pricing for our major products. While changes in key operating costs, such as outsourced production, advertising, promotion and distribution, may adversely affect cash flows, we have been able to continue to generate significant cash flows by adjusting costs. Our principal liquidity requirements are to finance current operations, pay down existing indebtedness and fund future expansion. Under our Credit Facility (as defined below), we can also repurchase common stock subject to the satisfaction of certain conditions. No shares were repurchased during the three months ended March 31, 2015. Currently, our primary source of liquidity is cash generated by operations. We may from time to time, depending on market conditions, seek to refinance our debt, issue debt or equity securities or engage in other capital markets or financing activities. However, there can be no assurance that we will consummate such transactions.

We believe that cash flows generated from operations, existing cash and cash equivalents and borrowing capacity under our Revolving Facility (as defined below) should be sufficient to finance working capital requirements for our business for the foreseeable future.

As of March 31, 2015 we had $21.4 million of cash.

Financing

We are party to a senior secured credit facility (the "Credit Facility"), established pursuant to a Credit Agreement dated as of July 9, 2013 (as amended by the First Amendment to Credit Agreement dated as of December 20, 2013, the Second Amendment to Credit Agreement dated as of December 20, 2013 and the Amendment Agreement dated as of July 29, 2014) by and among Boulder Brands USA, Inc. (f/k/a GFA Brands, Inc.) as borrower (the "Borrower"), the Company, as a guarantor, the other guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A., as administrative agent (the "Agent"), consisting of a term loan (the "Term Loan") in an aggregate principal amount of $302.0 million and a revolving credit facility (the "Revolving Facility") in an aggregate principal amount of $115.0 million (with sublimits for swingline loans and the issuance of letters of credit). The Term Loan will mature on July 9, 2020 and the Revolving Facility will mature on July 9, 2018.

As of March 31, 2015, we had $290.9 million outstanding under the Term Loan and the full $115.0 million was available for borrowing under our Revolving Facility.

Cash paid for interest during the three months ended March 31, 2015 was $3.9 million. The interest rates for outstanding obligations at March 31, 2015 were 4.50% per annum for the Term Loan while the commitment fee on the unused line was 0.50% per annum.

During the three months ended March 31, 2015, we repaid $5.8 million under the Term Loan.

Guarantees

The loans and other obligations under the Credit Facility (including in respect of hedging agreements and cash management obligations) are (a) guaranteed by us and our existing and future wholly-owned domestic subsidiaries and (b) secured by substantially all of our assets and the assets of our existing and future wholly-owned domestic subsidiaries, in each case subject to certain customary exceptions and limitations.

Covenants

So long as any borrowings under the Revolving Facility are outstanding (other than letters of credit that have been cash collateralized in accordance with the terms of the Credit Facility) as of the last day of any fiscal quarter of the Company, the terms of the Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain a maximum total funded debt to consolidated EBITDA ratio of not more than (i) 6.50 to 1.0 for any fiscal quarter ending prior to December 31, 2015 and (ii) 6.0 to 1.0 for the fiscal quarter ending December 31, 2015 and each fiscal quarter ending thereafter. As of March 31, 2015, we were in compliance with our financial covenant.

Capital Leases

We have five capital leases resulting in $8.4 million of capital lease obligations for certain of our manufacturing equipment as of March 31, 2015. These leases have terms that expire from June 30, 2015 through December 1, 2021.

Maturities

Under the Credit Facility and the capital leases, the Company and the Borrower intend to pay the following amounts for their collective debt and contract obligations during the following years ending December 31 (in millions):

Remainder of 2015	$8.1
2016	4.2
2017	4.2
2018	4.3
2019	4.3
Thereafter	276.1
Total	$301.2

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks due primarily to changes in interest rates on our variable interest rate debt. The impact on earnings is subject to change as a result of movements in market rates. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction of future pre-tax earnings of approximately $3.0 million per year. Under our Credit Facility, we are subject to changes in interest rates, but are not required to enter into an interest rate swap until the market LIBOR rate exceeds 1.25% for 20 of the last 30 consecutive business days. The three-month LIBOR rate at March 31, 2015 was 0.27%. Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business and other factors.

We are exposed to market risk from commodity pricing changes. We purchase significant amounts of soy, palm and canola oil, peanuts, rice products and egg whites to support the needs of our brands. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. These forward purchase commitments qualify as normal purchases and sales in the normal course of business and accordingly, do not qualify as derivatives under existing authoritative accounting guidance, namely ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” Based on the most recent prices for soy, palm and canola oil and peanuts, rice products and egg whites, as of March 31, 2015 we had commitments of $62.6 million. We also enter into derivative hedging arrangements with counterparties for vegetable oil. These derivatives must be net settled in cash and are marked-to-market each period within the consolidated statement of operations.

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

Item 4.    Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2015. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management's evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the three months ended March 31, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

We are currently involved in the following legal proceedings:

In 2007, three parties filed Oppositions to European Patent No. 0820307 relating to increasing the HDL level and the HDL/LDL ratio in human serum by balancing saturated and polyunsaturated dietary fatty acids. In July 2010, a hearing was held on this matter in Munich, Germany, and the patent panel ruled against us. In January, 2011, we received the formal written decision and appealed the ruling. At oral proceedings on March 10, 2015, the board of appeal dismissed the appeal. The matter is now concluded. The outcome of this proceeding did not and will not have any material adverse effect on our business.

On July 28, 2012, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of California claiming that the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products is false, misleading and deceptive (the "California Case"). The plaintiffs filed a Second Amended Complaint and substituted a new plaintiff. The Company moved to dismiss the Second Amended Complaint. The court denied the Company's motion to dismiss. A substantially similar class action lawsuit related to the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products was filed on August 9, 2012 in the Southern District of New York. In light of its similarity to the California Case, the Southern District of New York stayed all activity in that case pending a decision in the California Case on class certification. The Company believes the allegations contained in both of these complaints are without merit and intends to vigorously defend itself against these allegations.

On August 29, 2012, legal proceedings were filed against the Company and others in Canada, Province of Quebec, District of Montreal, by Stepworth Holdings Inc. in connection with an indemnification claim made by the Company against Stepworth, which sold Glutino to the Company. In those legal proceedings, Stepworth sought a declaration that it was not required to indemnify the Company for losses arising from claims made against the Company by Osem and Carmit, both Glutino suppliers. As such, it sought a declaration that it was entitled to recover the amount placed in escrow to cover indemnification claims made by the Company against Stepworth.  In a related proceeding, on September 24, 2012, the Company filed proceedings in the same court in Canada against Osem, Carmit and Stepworth, seeking a declaration that the suppliers’ claims against the Company are not valid.  The two foregoing proceedings are now deemed to have been discontinued (and thus, no longer active) under Quebec law.

In parallel, on December 4, 2012, Osem filed proceedings against the Company, in the same Canadian court, seeking $16.9 million (in Canadian dollars) for the Company's reduction in the volume of purchases from Osem.   In response, the Company filed a claim against Stepworth on December 10, 2012, in order to receive indemnification from Stepworth on the basis of Osem’s allegations.  The Company intends to vigorously defend itself in this litigation and continues to assert its indemnification claim against Stepworth.

On April 1, 2015, a putative class action lawsuit was filed in the United States District Court for the District of Colorado against the Company and three of its officers alleging violations of federal securities laws. The complaint alleges that beginning in December 2013, the Company made false or misleading statements in its quarterly Securities and Exchange Commission filings and analyst conference calls about its financial performance and prospects, which supposedly were proven to have been untrue when the Company pre-announced its anticipated financial results for the third quarter of 2014. The Company believes that the allegations in the complaint are without merit and it intends to vigorously defend itself.

On April 28, 2015, a purported derivative action entitled Dennis Palkon v. Stephen B. Hughes, et al., was filed, ostensibly on the Company's behalf, in Colorado state court against the Company’s directors and certain of its senior officers, and against the Company itself as a nominal defendant. The complaint alleges that the officers made false statements about the Company’s financial performance and prospects (substantially the same ones that are at issue in the securities class action lawsuit described immediately below), that the directors breached their fiduciary duties by allowing such statements to be made, and that the Company should be suing to recover damages for the allegedly false statements. The complaint further alleges claims for waste of corporate assets and unjust enrichment. The complaint seeks unspecified damages and restitution in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the plaintiff, including attorneys’ fees.  We believe that the plaintiff in the derivative action lacks standing to pursue litigation on behalf of the Company.

We do not expect that the resolution of any of the matters described above will have a material adverse effect on our business, although any of them could have a material adverse effect on our results in any given quarter in the event of an adverse judgment or settlement.

We are not a party to any other legal proceeding that we believe would have a material adverse effect on our business, results of operations or financial condition.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A of our 2014 Form 10-K.

Item 6.    Exhibits

See the exhibit index located elsewhere in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2015	BOULDER BRANDS, INC. (Registrant)

/s/ Stephen B. Hughes
Stephen B. Hughes Chief Executive Officer (Authorized officer of Registrant)

/s/ Christine Sacco
Christine Sacco Chief Financial Officer (Principal financial officer of Registrant)

Exhibit Index

3.1
Second Amended and Restated Bylaws of Boulder Brands, Inc. (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2015).

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