Form 10-Q
period 2015-06-30
BOULDER BRANDS, INC.
filed 2015-08-06
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2015	Commission File Number 001-33595

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
Yes ☐     No ☒

As of August 4, 2015, the Registrant had 61,427,468 shares of common stock, par value $.0001 per share, outstanding.

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

Part I.  Financial Information
Item 1. Financial Statements
BOULDER BRANDS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash	$31,359	$31,660
Accounts receivable, net of allowance of: $1,197 (June 30, 2015) and $1,362 (December 31, 2014)	38,525	40,065
Accounts receivable - other	5,024	4,709
Inventories	56,283	52,888
Prepaid taxes	9,640	6,985
Prepaid expenses and other assets	7,315	3,844
Deferred tax asset	9,755	6,721
Total current assets	157,901	146,872
Property and equipment, net	57,419	53,151
Other assets:
Goodwill	230,178	233,592
Intangible assets, net	184,376	191,400
Deferred costs, net	6,964	7,830
Investments, at cost	12,751	11,751
Other assets	2,681	1,996
Total other assets	436,950	446,569
Total assets	$652,270	$646,592
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$64,633	$53,774
Current portion of long-term debt	1,128	4,101
Total current liabilities	65,761	57,875
Long-term debt	297,975	301,113
Deferred tax liability	40,679	41,536
Other liabilities	4,979	4,909
Total liabilities	409,394	405,433

Commitments and contingencies
Boulder Brands, Inc. and Subsidiaries stockholders' equity:
Common stock, $.0001 par value, 250,000,000 shares authorized; 65,074,247 and 64,876,335 issued at June 30, 2015 and December 31, 2014, respectively and 61,383,584 and 61,185,672 outstanding at June 30, 2015 and December 31, 2014, respectively	6	6
Additional paid in capital	580,334	574,721
Accumulated deficit	(314,917)	(313,414)
Accumulated other comprehensive loss	(8,016)	(5,837)
Treasury stock, at cost (3,690,663 shares)	(15,595)	(15,595)
Total Boulder Brands, Inc. and Subsidiaries stockholders' equity	241,812	239,881
Noncontrolling interest	1,064	1,278
Total equity	242,876	241,159
Total liabilities and equity	$652,270	$646,592
See accompanying notes to the consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$117,717	$131,348	$246,717	$254,200
Cost of goods sold	79,536	84,408	158,935	160,897
Gross profit	38,181	46,940	87,782	93,303

Operating expenses:
Marketing	6,476	5,247	12,396	10,634
Selling	11,218	11,469	22,718	21,367
General and administrative	24,698	21,518	48,137	43,328
Restructuring, acquisition and integration-related costs	(43)	152	1,450	4,086
Goodwill and tradename impairment	2,696	—	2,696	—
Total operating expenses	45,045	38,386	87,397	79,415
Operating income (loss)	(6,864)	8,554	385	13,888

Other income (expense), net:
Interest expense	(4,145)	(4,298)	(8,302)	(8,565)
Other (expense) income, net	(232)	373	(271)	(134)
Total other (expense), net	(4,377)	(3,925)	(8,573)	(8,699)
Income (loss) before income taxes	(11,241)	4,629	(8,188)	5,189
Provision (benefit) for income taxes	(7,606)	1,893	(6,370)	2,041
Net income (loss)	(3,635)	2,736	(1,818)	3,148
Less: Net loss attributable to noncontrolling interest	296	53	314	114
Net income (loss) attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$(3,339)	$2,789	$(1,504)	$3,262

Earnings (loss) per share attributable to Boulder Brands, Inc. and Subsidiaries common stockholders:
Basic	$(0.05)	$0.05	$(0.02)	$0.05
Diluted	$(0.05)	$0.04	$(0.02)	$0.05

Weighted average shares outstanding:
Basic	61,317,363	60,922,537	61,273,694	60,687,111
Diluted	61,317,363	64,124,654	61,273,694	64,007,448

Net income (loss)	$(3,635)	$2,736	$(1,818)	$3,148
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	776	898	(2,570)	(289)
Cash flow hedges	391	—	391	—
Other comprehensive income (loss)	1,167	898	(2,179)	(289)
Comprehensive income (loss)	(2,468)	3,634	(3,997)	2,859
Less: Comprehensive loss attributable to noncontrolling interest	296	53	314	114
Comprehensive income (loss) attributable to Boulder Brands, Inc. and Subsidiaries	$(2,172)	$3,687	$(3,683)	$2,973
See accompanying notes to the consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(1,818)	$3,148
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangibles	10,864	11,085
Amortization of deferred financing costs	1,050	882
Deferred income taxes	(3,985)	408
Excess tax benefit from stock-based payment arrangements	(182)	(4,004)
Stock-based compensation	4,510	4,650
Loss on disposal of property and equipment	197	771
Impairment loss	2,696	—
Changes in assets and liabilities:
Accounts receivable	939	(1,497)
Inventories	(3,832)	(17,462)
Prepaid expenses and other assets	(3,835)	(5,957)
Prepaid taxes	(2,473)	1,536
Accounts payable and accrued expenses	12,567	7,163
Net cash provided by operating activities	16,698	723
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	—	(4)
Purchase of investment	(1,000)	—
Purchase of property and equipment	(9,419)	(6,046)
Proceeds from disposal of property and equipment	13	20
Patent/trademark defense costs	(94)	(492)
Net cash used in investing activities	(10,500)	(6,522)
Cash flows from financing activities
Repayment of debt	(7,667)	(3,328)
Payments for loan costs	—	(78)
Contribution from (purchase of) noncontrolling interest	100	(238)
Shares withheld for payment of employee payroll taxes	(98)	(2,181)
Proceeds from exercise of stock options	1,020	3,204
Excess tax benefit from stock-based payment arrangements	182	4,004
Net cash (used in) provided by financing activities	(6,463)	1,383
Effects of exchange rate changes on cash and cash equivalents	(36)	4
Net decrease in cash and cash equivalents for the period	(301)	(4,412)
Cash and cash equivalents - beginning of period	31,660	16,732
Cash and cash equivalents - end of period	$31,359	$12,320
Cash paid during the period for:
Income taxes	$68	$96
Interest	$7,502	$7,450

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

Revenue Recognition

We offer our customers and consumers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and advertising; such amounts are estimated and recorded as a reduction in revenue. For interim reporting, we estimate the total annual sales incentives for most programs and record a pro rata share in proportion to forecasted annual revenue. As a result, we have recorded a prepaid expense at June 30, 2015 of $778, which will be charged to expense over the remainder of the year.

Accumulated Other Comprehensive Loss

The change in Accumulated Other Comprehensive Loss from December 31, 2014 to June 30, 2015 of $2,179 includes $2,686 of losses on intercompany foreign currency transactions that are of a long-term investment nature.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605, "Revenue Recognition," and most industry-specific guidance throughout the Codification. The standard requires entities to recognize the amount of revenue that reflects the consideration to which the company expects to be entitled in exchange for the transfer of promised goods or services to customers. This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company is in the process of assessing both the

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

method and the impact of the adoption of ASU 2014-09 on its financial position, results of operations, cash flows and financial statement disclosures.
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

2. Derivatives, Financial Instruments and Fair Value Measurements

The Company uses certain interest rate derivative contracts to hedge interest rate exposures on the Company’s variable rate debt. The Company also enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. Finally, the Company may also enter into commodity exchange contracts to manage risks from fluctuations in commodity costs. The Company’s hedging program is not designated for trading or speculative purposes.

The Company recognizes derivative instruments as either assets or liabilities on the accompanying Consolidated Balance Sheets at fair value using market prices and rates prevailing at the balance sheet date obtained from independent exchanges. The Company records changes in the fair value (i.e., gains or losses) of the derivatives that have been designated as accounting hedges in the accompanying Consolidated Statements of Operations and Comprehensive Loss as “Cost of goods sold,” “Interest expense, net,” or to “Accumulated other comprehensive loss” in the accompanying Consolidated Balance Sheets.

Cash Flow Hedges

The Company uses interest rate swap agreements designated as cash flow hedges to fix the variable interest rate on a portion of the Company’s debt. The Company also uses foreign currency forward contracts designated as cash flow hedges to hedge certain forecasted transactions of its Canadian subsidiary, which are denominated in U.S. dollars. The Company initially reports any gain or loss on the effective portion of a cash flow hedge as a component of “Accumulated other comprehensive loss.” Depending on the type of cash flow hedge, the gain or loss is subsequently reclassified to either interest expense when the interest expense on the variable rate debt is recognized, or to cost of goods sold when the hedged transactions affect net income. If the hedged transaction becomes probable of not occurring, any gain or loss related to interest rate swap agreements or foreign currency forward contracts would be recognized in “Other income (expense), net.”

As of June 30, 2015, the Company’s outstanding interest rate swap agreements (forward starting in July 2016) had a total notional amount of $100,000, with an average fixed rate of 2.11%, expiring on July 16, 2020. At June 30, 2015, the total notional principal amount of foreign currency forward contracts to purchase U.S. dollars with Canadian dollars (CAD) was $833 (or CAD 1,000). At December 31, 2014, the Company did not have any interest rate swap agreements or foreign currency forward contracts outstanding.

Derivatives not Designated as Accounting Hedges

The Company uses foreign currency forward contracts, which are not designated as accounting hedges, to hedge other monetary liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts are recognized in “Other income (expense), net” along with the offsetting losses and gains of the related hedged items. These foreign currency forward contracts result from the dedesignation of cash flow hedges in the month in which the related

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

foreign currency forward contracts mature. Therefore, no foreign currency forward contracts are outstanding as of June 30, 2015 or December 31, 2014.

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

The following table presents assets and liabilities measured at fair value on a recurring and nonrecurring basis:

	Fair Value Measurements at Reporting Date
	June 30, 2015	December 31, 2014
Assets:
Recurring fair value measurements (1)
Deferred compensation (a)	$1,705	$1,611
Derivatives designated as hedging instruments:
Interest rate swap agreements (b)	591	—
Foreign currency forward contracts (c)	33	—
Derivatives not designated as hedging instruments:
Commodity exchange contracts (d)	—	88
Total recurring fair value measurements of assets	$2,329	$1,699

Nonrecurring fair value measurements (2)
Goodwill (3)	$—	$2,666

Liabilities:
Recurring fair value measurements (1)
Deferred compensation (a)	$1,494	$1,516
Total recurring fair value measurements of liabilities	$1,494	$1,516

(1) All recurring fair value measurements were based upon significant other observable inputs (Level 2).

(a)	Deferred compensation assets are recorded in "Other assets" and deferred compensation liabilities are recorded in "Other liabilities" in the Consolidated Balance Sheets.

(b)	Interest rate swap agreements assets are recorded in "Other assets."

(c)	Foreign currency forward contracts assets are recorded in "Prepaid expenses and other assets."
(d)    Commodity exchange contracts assets are recorded in "Accounts receivable - other."
(2) All nonrecurring fair value measurements were based upon unobservable inputs (Level 3).
(3) Goodwill for the Level Life reporting unit with a carrying amount of $2,666 was written down to its implied fair value during the three months ended June 30, 2015.

The nonrecurring fair value measurements for Level Life goodwill were calculated using the Company's best internal estimates, which includes unobservable inputs classified as Level 3 within the fair value hierarchy. See Note 5 for additional discussion regarding the impairment of goodwill.

At June 30, 2015, the effective portion of the Company’s interest rate swap agreements designated as cash flow hedges before tax effect was $591, of which $0 is expected to be reclassified from accumulated other comprehensive loss to interest

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

expense within the next 12 months. At June 30, 2015, the effective portion of the Company’s foreign currency forward contracts designated as cash flow hedges before tax effect was $30, all of which is expected to be reclassified from accumulated other comprehensive loss to cost of goods sold within the next 12 months.

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income is summarized below:

	Gains (Losses) Recognized in Other Comprehensive Loss on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest rate swap agreements	$591	$—	$591	$—
Foreign currency forward contracts	10	—	10	—

		Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2015	2014	2015	2014
Foreign currency forward contracts	Cost of goods sold	$(21)	$—	$(21)	$—

The effect of derivative instruments not designated as hedging instruments on income is summarized below:

		Gains (Losses) Recognized in Income in Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2015	2014	2015	2014
Commodity exchange contracts	Other income (expense)	$—	$(55)	$—	$(103)
Foreign currency forward contracts	Other income (expense)	12	—	12	—
		$12	$(55)	$12	$(103)

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

3.    Inventory

Inventories consisted of the following:

	June 30, 2015	December 31, 2014
Finished product	$39,756	$38,278
Raw materials	16,527	14,610
Inventories	$56,283	$52,888

4.    Property and Equipment

Property and equipment, net consisted of the following:

	June 30, 2015	December 31, 2014
Land	$543	$538
Buildings and improvements	2,382	2,361
Software development costs	10,568	10,268
Machinery and equipment	52,036	47,589
Furniture and fixtures	2,978	2,240
Leasehold improvements	14,365	11,584
Gross assets	82,872	74,580
Less: accumulated depreciation	(25,453)	(21,429)
Property and equipment, net	$57,419	$53,151

Depreciation expense was $2,285 and $4,511 for the three and six months ended June 30, 2015, respectively, and $2,133 and $4,229 for the three and six months ended June 30, 2014, respectively.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

5.    Goodwill and Intangible Assets

The following summarizes the changes in our goodwill, by segment:

	Balance	Natural	Total
Goodwill	$381,299	$95,777	$477,076
Accumulated impairment loss	(243,484)	—	(243,484)
Balance as of January 1, 2015	137,815	95,777	233,592
Impairment loss	(2,666)	—	(2,666)
Translation adjustments	—	(748)	(748)
Balance as of June 30, 2015	$135,149	$95,029	$230,178

	Balance	Natural	Total
Goodwill	$381,299	$95,928	$477,227
Accumulated impairment loss	(130,000)	—	(130,000)
Balance as of January 1, 2014	251,299	95,928	347,227
Impairment loss	(113,484)	—	(113,484)
Goodwill acquired during the year	—	800	800
Translation adjustments	—	(951)	(951)
Balance as of December 31, 2014	$137,815	$95,777	$233,592

Intangible assets, net consisted of the following major classes as of June 30, 2015:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patent technology	$46,058	$(38,225)	$7,833
Proprietary recipes	4,225	(2,106)	2,119
Non-compete agreements	600	(550)	50
Supply relationships	1,000	(543)	457
Customer relationships	59,449	(16,948)	42,501
Subscription database	2,900	(2,610)	290
Trademarks/tradenames	131,583	(457)	131,126
Intangible assets, net	$245,815	$(61,439)	$184,376

Intangible assets, net consisted of the following major classes as of December 31, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patent technology	$46,058	$(35,452)	$10,606
Proprietary recipes	4,225	(1,745)	2,480
Non-compete agreements	600	(433)	167
Supply relationships	1,000	(509)	491
Customer relationships	60,616	(14,665)	45,951
Subscription database	2,900	(2,320)	580
Trademarks/tradenames	131,537	(412)	131,125
Intangible assets, net	$246,936	$(55,536)	$191,400

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

As of June 30, 2015 and December 31, 2014, the total carrying amount of indefinite-lived intangible assets included in the tables above under trademarks was $130,359 and $130,498, respectively.
Amortization expense was $2,981 and $6,353 for the three and six months ended June 30, 2015, respectively, and $3,424 and $6,856 for the three and six months ended June 30, 2014, respectively.  Based on our amortizable intangible assets as of June 30, 2015, amortization expense is expected to be approximately $5,489 for the remainder of 2015, $10,296 in 2016, $7,973 in 2017, $5,948 in 2018, $5,616 in 2019 and $5,616 in 2020.
We review goodwill and indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. We also review goodwill and indefinite-lived intangibles annually.  At June 30, 2015, we performed our annual assessment of fair value and concluded that there was no impairment related to our goodwill and other indefinite-lived intangible assets, except for an impairment associated with our Level Life brand goodwill. The Level Life brand has not developed as we originally anticipated and no longer coincides with the strategic vision of the Company. As such, through internal and external analysis, we have determined that the fair value of the Level Life brand no longer exceeds its carrying value, and therefore have taken a goodwill impairment charge of $2,666.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

6.    Restructuring and Other Actions

In 2013, we began a process to increase efficiency at our Udi’s manufacturing facilities, which involved the consolidation of several facilities into one new, state-of the art facility.  During 2013, charges of $2,395 were incurred for asset write-offs and $359 were incurred for related expenses associated with this restructuring effort. During 2014, additional charges of $1,064 were incurred in connection with the Udi's facility consolidation, of which $480 were for lease exit costs, net of estimated subleases, and $584 were incurred for asset write-offs. During 2015, we made a final lease termination payment and adjusted the remaining accrual to reflect such.

During 2014, we also incurred additional charges of $2,068 associated with the restructuring of certain executive management positions. Additionally in 2014, we determined it was necessary to relocate certain functional departments within the company to one central location. As a result of this, we incurred charges of $2,029 associated with one-time termination benefits, with $1,752 incurred in the six months ended June 30, 2015.

In June 2015, we initiated a plan to restructure our organization to better align functional teams, improve our operational effectiveness and deliver improved and consistent results. These initiatives include the integration of our sales, marketing and innovation functions to activate consumer-driven marketing programs and drive sustainable profitable growth. Additionally, this plan includes a number of executive officer and management changes, including certain employment terminations, in connection with the organizational realignment.  As a result of this plan, we expect to incur charges of approximately $6,402 associated with one-time termination benefits. No charges have been incurred in the six months ended June 30, 2015.

Restructuring charges are included in "Restructuring, acquisition and integration-related costs" in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table sets forth the activity affecting the restructuring accrual:

	Severance	Other Closure and Exit Costs	Total
Balance as of December 31, 2014	$551	$140	$691
Charges incurred	1,752	—	1,752
Cash payments	(345)	(194)	(539)
Adjustments	(292)	54	(238)
Balance as of June 30, 2015	$1,666	$—	$1,666

The accrued restructuring costs as of June 30, 2015 of $1,666 are reflected in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets.  We expect to pay remaining one-time termination benefits by December 31, 2015.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

7.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30, 2015	December 31, 2014
Accounts payable	$28,560	$28,989
Accrued payroll-related	5,753	2,691
Accrued marketing	5,695	3,125
Accrued trade spend	3,533	4,007
Accrued interest	2,753	3,036
Accrued restructuring	1,666	691
Accrued other	16,673	11,235
Accounts payable and accrued expenses	$64,633	$53,774

8.    Debt

Long-term debt consisted of the following:

	June 30, 2015	December 31, 2014
Term Loan	$290,971	$296,537
Revolving Facility	—	—
Capital lease	8,132	8,677
Total debt	299,103	305,214
Less: Current portion	1,128	4,101
Long-term debt	$297,975	$301,113

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
As of June 30, 2015, $115,000 was available for borrowing under the Revolving Facility.

The interest rate for outstanding obligations at June 30, 2015 was 4.50% per annum for the Term Loan while the commitment fee on the unused Revolving Facility was 0.50% per annum. The Company may use interest rate swap agreements to fix the variable rate on a portion of the Company's debt. See Note 2 - "Derivatives, Financial Instruments and Fair Value Measurements."

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

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Covenants

So long as any borrowings under the Revolving Facility are outstanding (other than letters of credit that have been cash collateralized in accordance with the terms of the Credit Facility) as of the last day of any fiscal quarter of the Company, the terms of the Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain a maximum total funded debt to consolidated EBITDA ratio of not more than (i) 6.50 to 1.0 for any fiscal quarter ending prior to December 31, 2015 and (ii) 6.0 to 1.0 for the fiscal quarter ending December 31, 2015 and each fiscal quarter ending thereafter. As of June 30, 2015, we were in compliance with our financial covenant.

Capital Leases

The Company has four capital leases resulting in $8,132 of capital lease obligations for certain of its manufacturing equipment as of June 30, 2015. These leases have terms that expire from August 31, 2017 through December 1, 2021.

Maturities

Under the Credit Facility and capital leases, the Company and the Borrower intend to pay the following amounts for their collective debt and contract obligations during the following years ending December 31:

Remainder of 2015	$554
2016	1,155
2017	3,727
2018	5,005
2019	4,344
Thereafter	286,158
Total	$300,943

9.    Stock-Based Compensation

Stock-based compensation consists of stock options and restricted stock units ("RSUs").

Total stock-based compensation expense for stock options and RSUs was $2,314 and $4,510 for the three and six months ended June 30, 2015, respectively, and $2,284 and $4,650 for the three and six months ended June 30, 2014, respectively.

Stock Options

We and our stockholders have authorized the issuance of up to 16,825,000 stock options under our Second Amended and Restated Stock and Awards Plan (the "Stock Plan").  As a result of the 2011 option exchange program (the "Option Exchange"), 1,032,178 of these options are no longer available to be granted. As of June 30, 2015, 2,119,521 options remained available for future grants.

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

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Additional information with respect to stock option activity is as follows:

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding at December 31, 2014	11,644,968	$9.40	5.83
Options granted	182,500	10.58	9.50
Options exercised	(167,937)	6.07	5.52
Options canceled/forfeited	(838,544)	11.60	5.50
Options outstanding at June 30, 2015	10,820,987	$9.33	5.43
Exercisable at June 30, 2015	7,522,977	$8.04	4.48

The weighted average grant-date fair value of options granted during the six months ended June 30, 2015 was $5.33.

As of June 30, 2015, the total compensation cost related to non-vested awards not yet recognized was $14,784 with a weighted average remaining period of 1.67 years over which it is expected to be recognized.

We account for our stock-based compensation awards in accordance with GAAP for share-based payments, which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

Stock-based compensation expense relating to stock options included in operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service period-based	$1,970	$1,981	$3,824	$3,789
Market price-based $16.75	—	2	—	6
Market price-based $20.25	—	12	1	30
Total	$1,970	$1,995	$3,825	$3,825

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

Restricted Stock Units

In September 2011, we began granting RSUs to certain board members and employees. These RSUs were issued under the Stock Plan and are subject to its terms and conditions. We issued RSUs where the compensation cost is recognized on a straight-line basis over the requisite period the holder is required to render service. We recognized $344 and $685 of stock-based compensation for our RSUs in the three and six months ended June 30, 2015, respectively, and $289 and $825 in the three and six months ended June 30, 2014, respectively.

Additional information with respect to RSU activity is as follows:

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

	Number of Outstanding Units	Weighted Average Remaining Life (Years)
RSUs outstanding (unvested) at December 31, 2014	448,750	2.02
RSUs vested	(40,000)	—
RSUs outstanding (unvested) at June 30, 2015	408,750	1.47

10.    Income Taxes

Our effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which we operate and the amount of pretax income we earn in each jurisdiction. The effective tax rate was 67.7% and 77.8% for the three and six months ended June 30, 2015, respectively, and 40.9% and 39.3% for the three and six months ended June 30, 2014, respectively. The effective tax rates for the three and six months ended June 30, 2015 reflect the impact of noncontrolling interests, foreign subsidiary earnings and increase in valuation allowance in a certain jurisdiction.

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
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$(3,339)	$2,789	$(1,504)	$3,262

Denominator (in thousands):
Weighted average shares used in basic computation	61,317	60,923	61,274	60,687
Add: Stock options and RSUs	—	3,202	—	3,320
Weighted average shares used in diluted computation	61,317	64,125	61,274	64,007

Earnings (loss) per share, basic	$(0.05)	$0.05	$(0.02)	$0.05
Earnings (loss) per share, diluted	$(0.05)	$0.04	$(0.02)	$0.05

Diluted loss per share excluded the weighted-average impact of the assumed exercise of approximately 11.2 million stock options and RSUs in the three and six months ended June 30, 2015, and approximately 3.4 million and 3.3 million stock options and RSUs in the three and six months ended June 30, 2014, respectively, because such impact would be anti-dilutive.

12.    Legal Proceedings and Contingencies

Commitments

In addition to those disclosed in the Company's 2014 Form 10-K, as of June 30, 2015, we had the following commitments:

Forward purchase commitments for a portion of our projected commodity requirements may be stated at a firm price or as a discount or premium from a future commodity market price. These commitments totaled approximately $48,104 as of June 30, 2015. The majority of these commitments are expected to be settled within one year.

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
On July 28, 2012, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of California claiming that the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products is false, misleading and deceptive (the "California Case"). The plaintiffs filed a Second Amended Complaint and substituted a new plaintiff. The Company moved to dismiss the Second Amended Complaint. The court denied the Company's motion to dismiss. A substantially similar class action lawsuit related to the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products was filed on August 9, 2012 in the U.S. District Court for the Southern District of New York. In light of its similarity to the California Case, the

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Southern District of New York stayed all activity in that case pending a decision in the California Case on class certification. Without any admission of liability, the Company settled the case, along with the similar case that was filed in New York, for a total payment to the plaintiffs and their counsel of $0.7 million in exchange for a full and final release of all claims. A formal settlement agreement is being prepared.
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
On April 1, 2015, a putative class action lawsuit was filed in the United States District Court for the District of Colorado against the Company and three of its officers alleging violations of federal securities laws. The complaint alleges that beginning in December 2013, the Company made false or misleading statements in its quarterly Securities and Exchange Commission filings and analyst conference calls about its financial performance and prospects, which supposedly were proven to have been untrue when the Company pre-announced its anticipated financial results for the third quarter of 2014. A substantially similar lawsuit against the Company, and the same three officers, was filed in the same federal district court on May 18, 2015. We expect these two lawsuits to be consolidated and that the plaintiffs will thereafter file an amended complaint. The Company believes that the allegations in the complaints are without merit and it intends to vigorously defend itself.
On April 28, 2015, a purported derivative action entitled Dennis Palkon v. Stephen B. Hughes, et al., was filed, ostensibly on the Company's behalf, in Colorado state court against the Company’s directors and certain of its senior officers, and against the Company itself as a nominal defendant. The complaint alleges that the officers made false statements about the Company’s financial performance and prospects (substantially the same ones that are at issue in the securities class action lawsuit described immediately above), that the directors breached their fiduciary duties by allowing such statements to be made, and that the Company should be suing to recover damages for the allegedly false statements. The complaint further alleges claims for waste of corporate assets and unjust enrichment. The complaint seeks unspecified damages and restitution in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the plaintiff, including attorneys’ fees.  A similar shareholder derivative lawsuit was filed on June 24, 2015 against the same eight directors and officers and one additional former director in the same court. The two state court derivative actions have been consolidated and stayed pending the outcome of the previously mentioned class action lawsuit. We believe that the plaintiffs in the derivative actions lack standing to pursue litigation on behalf of the Company.
A complaint was filed in the U.S. District Court for the Western District of Pennsylvania by H.J. Heinz Company for de novo review of a decision of the Trademark Trial and Appeal Board (the “TTAB”) that dismissed Heinz’s opposition to the Company’s applications for the intended use of the Smart Balance mark on certain products. The complaint does not seek any damages against the Company. The Company intends to vigorously defend the complaint for de novo review and assert that the TTAB acted properly.
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

Net sales and brand profit are the primary measures used by our Chief Operating Decision Maker (“CODM”) to evaluate segment operating performance and to decide how to allocate resources to segments. Our CODM is the Company's Interim Chief Executive Officer. Brand profit is calculated as gross profit less marketing, selling, royalty expense (income), net and certain other one-time costs. Assets are reviewed by the CODM on a consolidated basis and are not reported by operating segment.

The contribution of our reportable segments to net sales and brand profit and the reconciliation to consolidated amounts are summarized below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Sales:
Natural	$78,577	$80,087	$157,542	$153,461
Balance	39,140	51,261	89,175	100,739
	$117,717	$131,348	$246,717	$254,200

Brand Profit:
Natural	$9,583	$12,579	$22,946	$26,424
Balance	13,821	18,475	33,397	36,687
Total for reportable segments	23,404	31,054	56,343	63,111
Less:
General and administrative, excluding royalty expense (income), net	25,404	22,348	49,601	45,137
Restructuring, acquisition and integration-related costs	(43)	152	1,450	4,086
Goodwill and tradename impairment	2,696	—	2,696	—
Other non-recurring items*	2,211	—	2,211	—
Interest expense	4,145	4,298	8,302	8,565
Other (income) expense, net	232	(373)	271	134
Income (loss) before income taxes	$(11,241)	$4,629	$(8,188)	$5,189
* Charges associated with our Level Life brand which are not included in brand profit as they are considered one-time in nature.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the June 30, 2015 Consolidated Financial Statements and the related Notes contained in this quarterly report on Form 10-Q for the quarter ended June 30, 2015 and our 2014 Form 10-K. Forward-looking statements in this section are qualified by the cautionary statements included under the heading “Cautionary Note Regarding Forward Looking Information,” above.

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

Our results for the three months ended June 30, 2015 demonstrate the current weakness we are seeing in velocities in certain categories - particularly gluten-free bread, pizza and pretzels as well as Smart Balance spreads. These weaknesses in velocities overshadowed growth in Udi’s, EVOL and Earth Balance which all grew in the quarter but moderated from prior rates. While we have had, and expect to continue to have, tremendous distribution gains with conventional retailers, our velocities have underperformed our expectations. Activating natural food brands with conventional retailers requires us to increase our marketing investments. As a result, during the second half of 2015, we will redirect a significant portion of our general and administrative savings resulting from our recent restructuring plan to consumer, customer and strategic marketing programs to more efficiently and effectively activate our brands; with the intention of realizing higher velocities for products already in distribution.

Total Company gross margin has declined in the three months ended June 30, 2015 primarily as a result of the shift to the faster growing but lower margin Natural segment. We will look to better realize efficiencies with our brands, products and channels. Product optimization will seek to partially offset the negative margin impact of the mix shift to our faster growing but lower margin Natural segment.

Restructuring

In 2013, we began a process to increase efficiency at our Udi’s manufacturing facilities, which involved the consolidation of several facilities into one new, state-of the art facility.  During 2013, charges of $2.4 million were incurred for asset write-offs and $0.4 million were incurred for related expenses associated with this restructuring effort. During 2014, additional charges of $1.1 million were incurred in connection with the Udi's facility consolidation, of which $0.5 million were for lease exit costs, net of estimated subleases, and $0.6 million were incurred for asset write-offs. During 2015, we made a final lease termination payment and adjusted the remaining accrual to reflect such.

During 2014, we also incurred additional charges of $2.1 million associated with the restructuring of certain executive management positions. Additionally in 2014, we determined it was necessary to relocate certain functional departments within the company to one central location. As a result of this, we incurred charges of $2.0 million associated with one-time termination benefits, with $1.8 million incurred in the six months ended June 30, 2015.

In June 2015, we initiated a plan to restructure our organization to better align functional teams, improve our operational effectiveness and deliver improved and consistent results. These initiatives include the integration of our sales, marketing and innovation functions to activate consumer-driven marketing programs and drive sustainable profitable growth. Additionally, this plan includes a number of executive officer and management changes, including certain employment terminations, in connection with the organizational realignment.  As a result of this plan, we expect to incur charges of approximately $6.4 million associated with one-time termination benefits. No charges have been incurred in the six months ended June 30, 2015.

Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except per share data)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Net sales	$117.7	$131.3	$(13.6)	(10.4)%	$246.7	$254.2	$(7.5)	(2.9)%
Cost of goods sold	79.5	84.4	(4.9)	(5.8)%	158.9	160.9	(2.0)	(1.2)%
Gross profit	38.2	46.9	(8.7)	(18.7)%	87.8	93.3	(5.5)	(5.9)%

Operating expenses:
Marketing	6.5	5.2	1.3	23.4%	12.4	10.6	1.8	16.6%
Selling	11.2	11.5	(0.3)	(2.2)%	22.7	21.4	1.3	6.3%
General and administrative	24.7	21.5	3.2	14.8%	48.1	43.3	4.8	11.1%
Restructuring, acquisition and integration-related costs	—	0.2	(0.2)	NM	1.5	4.1	(2.6)	(64.5)%
Goodwill and tradename impairment	2.7	—	2.7	NM	2.7	—	2.7	NM
Total operating expenses	45.0	38.4	6.6	17.3%	87.4	79.4	8.0	10.1%
Operating income (loss)	(6.9)	8.6	(15.5)	(180.2)%	0.4	13.9	(13.5)	(97.2)%

Other income (expense), net:
Interest expense	(4.1)	(4.3)	0.2	(3.6)%	(8.3)	(8.6)	0.3	(3.1)%
Other (expense), net	(0.2)	0.4	(0.6)	(162.2)%	(0.3)	(0.1)	(0.2)	102.2%
Total other (expense), net	(4.4)	(3.9)	(0.5)	11.5%	(8.6)	(8.7)	0.1	(1.4)%
Income (loss) before income taxes	(11.2)	4.6	(15.8)	(342.8)%	(8.2)	5.2	(13.4)	(257.8)%
Provision (benefit) for income taxes	(7.6)	1.9	(9.5)	(501.8)%	(6.4)	2.0	(8.4)	(412.1)%
Net income (loss)	(3.6)	2.7	(6.3)	(232.9)%	(1.8)	3.1	(4.9)	(157.8)%
Less: Net loss attributable to noncontrolling interest	0.3	0.1	0.2	458.5%	0.3	0.1	0.2	175.4%
Net income (loss) attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$(3.3)	$2.8	$(6.1)	(219.7)%	$(1.5)	$3.3	$(4.8)	(146.1)%
Earnings (loss) per share attributable to Boulder Brands, Inc. and Subsidiaries common stockholders:
Basic	$(0.05)	$0.05	$(0.10)	(200.0)%	$(0.02)	$0.05	$(0.07)	(140.0)%
Diluted	$(0.05)	$0.04	$(0.09)	(225.0)%	$(0.02)	$0.05	$(0.07)	(140.0)%
Note: Amounts may not add due to rounding.
NM = Not meaningful

Results of Operations for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Net Sales

Total net sales of $117.7 million for the three months ended June 30, 2015 decreased by $13.6 million, or 10.4%, from $131.3 million for the three months ended June 30, 2014. The decrease was related to decreases in net sales in our Balance and Natural segments.

Net sales from our Balance segment of $39.1 million for the three months ended June 30, 2015 decreased by $12.1 million, or 23.7%, from $51.3 million for the three months ended June 30, 2014. The decrease was primarily related to a decrease in sales of Smart Balance spreads. Volume and price decreases resulted in a decrease in net sales in our Balance segment of $10.1 million and $2.3 million, respectively, in the three months ended June 30, 2015. These decreases in net sales were partly offset by decreases in trade promotions, slotting and coupon expenses totaling $2.1 million.

Net sales from our Natural segment of $78.6 million for the three months ended June 30, 2015 decreased by $1.5 million, or 1.9%, from $80.1 million for the three months ended June 30, 2014. The decrease in net sales primarily related to increases in trade promotions, slotting and coupon expense totaling $2.1 million, as well as the impact of foreign currency translation of $1.0 million, partly offset by the positive impact of pricing of $2.2 million.

Cost of Goods Sold

Total cost of goods sold of $79.5 million for the three months ended June 30, 2015 decreased by $4.9 million, or 5.8%, from $84.4 million for the three months ended June 30, 2014. The decrease was related to a decrease in the cost of goods sold in our Balance segment, partly offset by an increase in the cost of goods sold in our Natural segment.

Cost of goods sold for our Balance segment was $22.7 million for the three months ended June 30, 2015, a decrease of $5.0 million, or 18.0%, from $27.6 million in 2014. The decrease was related to decreases in cost of goods sold for Smart Balance spreads and spreadable butter and was primarily related to volume decreases.

Cost of goods sold for our Natural segment was $56.9 million for the three months ended June 30, 2015, an increase of $0.1 million, or 0.2%, from $56.8 million for the three months ended June 30, 2014.

Brand Profit

The Company uses the term "brand profit" as its segment measure of profitability. Brand profit is a non-GAAP measure. Brand profit is calculated as gross profit less marketing, selling, royalty expense (income), net and certain other one-time costs. Brand profit is the measure utilized by the Chief Operating Decision Maker, or "CODM," in making decisions about allocating resources to segments and measuring their performance. For a reconciliation of brand profit to income before income taxes, see "Non-GAAP Financial Measure" below.

Total brand profit of $23.4 million for the three months ended June 30, 2015 decreased by $7.7 million, or 24.7%, from $31.1 million for the three months ended June 30, 2014. The decrease was related to decreases in brand profit for our Balance and Natural segments.

Brand profit from our Balance segment of $13.8 million for the three months ended June 30, 2015 decreased by $4.7 million, or 25.2%, from $18.5 million for the three months ended June 30, 2014. The primary reason for the decrease in brand profit was the decrease in gross profit. Gross profit for the Balance segment decreased $7.2 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, and as a percentage of net sales was 42.1% in the three months ended June 30, 2015 and 46.1% in the three months ended June 30, 2014. Gross profit for the three months ended June 30, 2015 includes $2.2 million of charges associated with our Level Life brand which is not included in brand profit as they are considered one-time in nature. The decrease in gross profit was partly offset by decreases in selling expenses of $0.3 million and non-promotional marketing of $0.2 million.

Brand profit from our Natural segment of $9.6 million for the three months ended June 30, 2015 decreased by $3.0 million, or 23.9%, from $12.6 million for the three months ended June 30, 2014. The primary reason for the decrease in brand profit was the decrease in gross profit. Gross profit for the Natural segment decreased $1.6 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and as a percentage of net sales was 27.6% for the three months ended June 30,

2015 compared to 29.1% during the same period in 2014. The decrease in brand profit also relates to an increase in non-promotional marketing of $1.4 million.

General and Administrative

General and administrative expenses of $24.7 million for the three months ended June 30, 2015 increased by $3.2 million, or 14.8%, from $21.5 million for the three months ended June 30, 2014. The increase primarily related to increases in severance and relocation costs of $4.7 million, insurance costs of $1.2 million and costs related to class action settlements of $0.4 million, partly offset by decreases in compensation benefits and other employee costs of $3.3 million and depreciation and amortization of $0.5 million.

Restructuring, Acquisition and Integration-related Costs

Restructuring, acquisition and integration-related costs for the three months ended June 30, 2014 were $0.2 million mainly consisting of integration-related costs of $0.1 million.

Goodwill and tradename impairment

During the three months ended June 30, 2015, we recorded an impairment charge of $2.7 million related to goodwill associated with our Level Life reporting unit and tradename.

Total Other Income (Expense), Net

We had total other income (expense), net of $(4.4) million for the three months ended June 30, 2015 and $(3.9) million in the corresponding period in 2014. The results for 2015 and 2014 included interest expense of $(4.1) million and $(4.3) million, respectively.  Also included in total other income (expense), net in 2015 were losses on asset disposals of $(0.2) million and other taxes of $(0.1) million, partly offset by currency gains of $0.1 million. Also included in total other income (expense), net in 2014 were other taxes of $(0.1) million, partly offset by currency gains of $0.6 million.

Provision (Benefit) for Income Taxes

The benefit for income taxes for the three months ended June 30, 2015 was $(7.6) million compared with a provision of $1.9 million for the three months ended June 30, 2014. The effective tax rate for the three months ended June 30, 2015 was 67.7%. The effective tax rate for the three months ended June 30, 2014 was 40.9%. Our effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which we operate and the amount of pretax income we earn in each jurisdiction. The effective tax rate for the three months ended June 30, 2015 reflects the impact of noncontrolling interests, foreign subsidiary earnings and increase in valuation allowance in a certain jurisdiction.

Net Income (Loss) Attributable to Boulder Brands, Inc. and Subsidiaries Common Stockholders, or “Net Income (Loss) Attributable to Boulder Brands”

Our net loss attributable to Boulder Brands for the three months ended June 30, 2015 was $(3.3) million compared to net income attributable to Boulder Brands of $2.8 million for the three months ended June 30, 2014. The $6.1 million decrease in net income was primarily due to the decrease in operating income of $15.5 million and increase in total other expense, net of $0.5 million, partly offset by an increase in the benefit for income taxes of $9.5 million.

Results of Operations for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Net Sales

Total net sales of $246.7 million for the six months ended June 30, 2015 decreased by $7.5 million, or 2.9%, from $254.2 million for the six months ended June 30, 2014. The decrease was related to a decrease in net sales in our Balance segment, partly offset by an increase in net sales in our Natural segment.

Net sales from our Balance segment of $89.2 million for the six months ended June 30, 2015 decreased by $11.6 million, or 11.5%, from $100.7 million for the six months ended June 30, 2014. The decrease was primarily related to decreases in sales of Smart Balance spreads and spreadable butter and Level Life products, partly offset by an increase in Earth Balance products of $2.9 million. Volume and price decreases resulted in a decrease in net sales in our Balance segment of $12.8 million and $2.3 million, respectively, in the six months ended June 30, 2015. These decreases in net sales were partly offset by decreases in trade promotions, slotting and coupon expenses totaling $5.2 million.

Net sales from our Natural segment of $157.5 million for the six months ended June 30, 2015 increased by $4.1 million, or 2.7%, from $153.5 million for the six months ended June 30, 2014. Volume and price increases resulted in an increase in net sales in our Natural segment of $7.8 million and $2.2 million, respectively, in the six months ended June 30, 2015. These volume and price increases were partly offset by the negative impact of foreign currency translation of $2.5 million and increases in trade promotions, slotting and coupon expense totaling $3.7 million.

Cost of Goods Sold

Total cost of goods sold of $158.9 million for the six months ended June 30, 2015 decreased by $2.0 million, or 1.2%, from $160.9 million for the six months ended June 30, 2014. The decrease was related to a decrease in our Balance segment cost of goods sold, partly offset by an increase in our Natural segment cost of goods sold.

Cost of goods sold for our Balance segment was $48.3 million for the six months ended June 30, 2015, a decrease of $5.7 million, or 10.5%, from $54.0 million in 2014. The decrease was related to decreases in cost of goods sold for Smart Balance spreads and spreadable butter which was primarily driven by decreased volume.

Cost of goods sold for our Natural segment was $110.7 million for the six months ended June 30, 2015, an increase of $3.7 million, or 3.5%, from $106.9 million for the six months ended June 30, 2014. The increase was primarily related to volume increases.

Brand Profit

Total brand profit of $56.3 million for the six months ended June 30, 2015 decreased by $6.8 million, or 10.8%, from $63.1 million for the six months ended June 30, 2014. The decrease was related to declines in brand profit for our Natural and Balance segments.

Brand profit from our Balance segment of $33.4 million for the six months ended June 30, 2015 decreased by $3.3 million, or 9.0%, from $36.7 million for the six months ended June 30, 2014. The primary reason for the decrease in brand profit was the decrease in gross profit. Gross profit for the Balance segment decreased $5.9 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, and as a percentage of net sales was 45.9% in the six months ended June 30, 2015 and 46.4% in the six months ended June 30, 2014. Gross profit for the six months ended June 30, 2015 includes $2.2 million of charges associated with our Level Life brand which is not included in brand profit as they are considered one-time in nature. The decrease in brand profit also relates to a decrease in royalty income, net of $0.4 million, partly offset by decrease in non-promotional marketing of $0.8 million.

Brand profit from our Natural segment of $22.9 million for the six months ended June 30, 2015 decreased by $3.5 million, or 13.2%, from $26.4 million for the six months ended June 30, 2014. Although brand profit decreased, gross profit for the Natural segment increased $0.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 and as a percentage of net sales was 29.8% for the six months ended June 30, 2015 compared to 30.3% during the same period in 2014. The decrease in brand profit primarily relates to increases in non-promotional marketing of $2.6 million and selling expenses of $1.3 million.

For a reconciliation of brand profit to income before income taxes, see "Non-GAAP Financial Measure" below.

General and Administrative

General and administrative expenses of $48.1 million for the six months ended June 30, 2015 increased by $4.8 million, or 11.1%, from $43.3 million for the six months ended June 30, 2014. The increase primarily related to increases in severance and relocation costs of $5.5 million, insurance costs of $1.2 million, costs associated with class action settlements of $0.4 million, information technology costs of $0.3 million and research and development costs of $0.3 million, partly offset by a decrease in compensation, benefits and other employee costs of $3.0 million and depreciation and amortization of $0.5 million.

Restructuring, Acquisition and Integration-related Costs

Restructuring, acquisition and integration-related costs for the six months ended June 30, 2015 were $1.5 million primarily relating to the relocation of certain functional departments within the Company to one central location. Restructuring, acquisition and integration-related costs for the six months ended June 30, 2014 were $4.1 million, comprised of restructuring costs associated with the consolidation of several of Udi’s manufacturing facilities and the restructuring of certain executive management positions of $3.4 million and acquisition and integration-related costs of $0.7 million, primarily related to the acquisition of EVOL.

Goodwill and tradename impairment

During the six months ended June 30, 2015, we recorded an impairment charge of $2.7 million. The impairment charge relates to goodwill associated with our Level Life reporting unit and tradename.

Total Other Income (Expense), Net

We had total other income (expense), net of $(8.6) million for the six months ended June 30, 2015 and $(8.7) million in the corresponding period in 2014. The results for 2015 and 2014 included interest expense of $(8.3) million and $(8.6) million, respectively.  Also included in total other income (expense), net in 2015 were currency losses of $(0.2) million, losses on asset disposals of $(0.2) million and other taxes of $(0.2) million, partly offset by miscellaneous income of $0.4 million received from one of the Company’s distribution centers for service disruptions. Also included in total other income (expense), net in 2014 were other taxes of $(0.2) million which were offset by currency gains of $0.2 million.

Provision (Benefit) for Income Taxes

The benefit for income taxes for the six months ended June 30, 2015 was $(6.4) million compared with a provision of $2.0 million for the six months ended June 30, 2014. The effective tax rate for the six months ended June 30, 2015 was 77.8%. The effective tax rate for the six months ended June 30, 2014 was 39.3%. Our effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which we operate and the amount of pretax income we earn in each jurisdiction. The effective tax rate for the six months ended June 30, 2015 reflects the impact of noncontrolling interests, foreign subsidiary earnings and increase in valuation allowance in a certain jurisdiction.

Net Income (Loss) Attributable to Boulder Brands, Inc. and Subsidiaries Common Stockholders, or “Net Income (Loss) Attributable to Boulder Brands”

Our net loss attributable to Boulder Brands for the six months ended June 30, 2015 was $(1.5) million compared to net income attributable to Boulder Brands of $3.3 million for the six months ended June 30, 2014. The $4.8 million decrease in net income was primarily due to the decrease in operating income of $13.5 million, partly offset by an increase in the benefit for income taxes of $8.4 million.

Non-GAAP Financial Measure

The Company reports its financial results in accordance with accounting principles generally accepted in the United States, or “GAAP.”

The Company uses the term “brand profit” as its segment measure of profitability. Brand profit is a non-GAAP measure. Brand profit is calculated as gross profit less marketing, selling, royalty expense (income), net and certain other one-time costs. Brand profit is the measure utilized by our CODM in making decisions about allocating resources to segments and measuring their performance. Management believes this measure best reflects each segment's financial results from ongoing operations. The following table reconciles brand profit by segment to income before income taxes calculated in accordance with GAAP:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Sales:
Natural	$78.6	$80.1	$157.5	$153.5
Balance	39.1	51.3	89.2	100.7
	$117.7	$131.3	$246.7	$254.2

Brand Profit:
Natural	$9.6	$12.6	$22.9	$26.4
Balance	13.8	18.5	33.4	36.7
Total for reportable segments	23.4	31.1	56.3	63.1
Less:
General and administrative, excluding royalty expense (income), net	25.4	22.3	49.6	45.1
Restructuring, acquisition and integration-related costs	—	0.2	1.5	4.1
Goodwill and tradename impairment	2.7	—	2.7	—
Other non-recurring items*	2.2	—	2.2	—
Interest expense	4.1	4.3	8.3	8.6
Other (income) expense, net	0.2	(0.4)	0.3	0.1
Income (loss) before income taxes	$(11.2)	$4.6	$(8.2)	$5.2
Note: Amounts may not add due to rounding.
* Charges associated with our Level Life brand which are not included in brand profit as they are considered one-time in nature.

Liquidity and Capital Resources

Cash Flows

As of June 30, 2015, we had cash and cash equivalents of $31.4 million, a decrease of $0.3 million from December 31, 2014. The following table summarizes the change:

	Six Months Ended June 30,
(in millions)	2015	2014	$ Change
Cash provided by (used in):
Operating activities	$16.7	$0.7	$16.0
Investing activities	(10.5)	(6.5)	(4.0)
Financing activities	(6.5)	1.4	(7.9)
Net change in cash and cash equivalents	$(0.3)	$(4.4)	$4.1
Note: Amounts may not add due to rounding.

Cash provided by operating activities was $16.7 million for the six months ended June 30, 2015 compared to $0.7 million in the corresponding period in 2014. This change was mostly due to decreased working capital needs.

Cash used in investing activities increased $4.0 million to $10.5 million in the six months ended June 30, 2015 from $6.5 million in the corresponding period in 2014, primarily due to higher capital expenditures in 2015 compared to 2014 and the purchase of an investment in 2015.

We used $7.9 million more cash from financing activities during the six months ended June 30, 2015 compared with the same period in 2014, primarily due to a prepayment under our Term Loan in the 2015 period.

Liquidity

Our liquidity planning is largely dependent on our operating cash flows, which is highly sensitive to changes in demand, operating costs and pricing for our major products. While changes in key operating costs, such as outsourced production, advertising, promotion and distribution, may adversely affect cash flows, we have been able to continue to generate significant cash flows by adjusting costs. Our principal liquidity requirements are to finance current operations, pay down existing indebtedness, fund future expansion and meet severance obligations resulting from the recent restructuring plan. Under our Credit Facility (as defined below), we can also repurchase common stock subject to the satisfaction of certain conditions. No shares were repurchased during the six months ended June 30, 2015. Currently, our primary source of liquidity is cash generated by operations. We may from time to time, depending on market conditions, seek to refinance our debt, issue debt or equity securities or engage in other capital markets or financing activities. However, there can be no assurance that we will consummate such transactions. During the six months ended June 30, 2015, our accounts payable and accrued expenses balance increased $10.9 million, or 20.2% versus December 31, 2014. The increase in accounts payable and accrued expenses primarily relates to increases in accrued severance and restructuring costs of $4.3 million, accrued payroll-related items of $3.1 million and accrued marketing expenses of $2.6 million.

We believe that cash flows generated from operations, existing cash and cash equivalents and borrowing capacity under our Revolving Facility (as defined below) should be sufficient to finance working capital requirements for our business for the foreseeable future.

As of June 30, 2015 we had $31.4 million of cash.

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

As of June 30, 2015, we had $291.0 million outstanding under the Term Loan and the full $115.0 million was available for borrowing under our Revolving Facility.

Cash paid for interest during the three months ended June 30, 2015 was $7.5 million. The interest rates for outstanding obligations at June 30, 2015 were 4.50% per annum for the Term Loan while the commitment fee on the unused line was 0.50% per annum.

During the six months ended June 30, 2015, we repaid $5.8 million under the Term Loan.

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

Covenants

So long as any borrowings under the Revolving Facility are outstanding (other than letters of credit that have been cash collateralized in accordance with the terms of the Credit Facility) as of the last day of any fiscal quarter of the Company, the terms of the Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain a maximum total funded debt to consolidated EBITDA ratio of not more than (i) 6.50 to 1.0 for any fiscal quarter ending prior to December 31, 2015 and (ii) 6.0 to 1.0 for the fiscal quarter ending December 31, 2015 and each fiscal quarter ending thereafter. As of June 30, 2015, we were in compliance with our financial covenant.

Capital Leases

We have four capital leases resulting in $8.1 million of capital lease obligations for certain of our manufacturing equipment as of June 30, 2015. These leases have terms that expire from August 31, 2017 through December 1, 2021.

Maturities

Under the Credit Facility and the capital leases, the Company and the Borrower intend to pay the following amounts for their collective debt and contract obligations during the following years ending December 31 (in millions):

Remainder of 2015	$0.6
2016	1.2
2017	3.7
2018	5.0
2019	4.3
Thereafter	286.2
Total	$301.0

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks due primarily to changes in interest rates on our variable interest rate debt. The impact on earnings is subject to change as a result of movements in market rates. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction of future pre-tax earnings of approximately $2.9 million per year, until our interest rate swaps take effect in July 2016, at which time the potential reduction in future pre-tax earnings would be approximately $1.9 million per year. Under our Credit Facility, we are subject to changes in interest rates, but are not required to enter into an interest rate swap until the market LIBOR rate exceeds 1.25% for 20 of the last 30 consecutive business days. The three-month LIBOR rate at June 30, 2015 was 0.28%. However, in April 2015, the Company entered into interest rate swaps (forward starting in July 2016) to hedge a portion of its variable rate debt. Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business and other factors.

We are exposed to market risk from commodity pricing changes. We purchase significant amounts of soy, palm and canola oil, peanuts, rice products and egg whites to support the needs of our brands. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. These forward purchase commitments qualify as normal purchases and sales in the normal course of business and accordingly, do not qualify as derivatives under existing authoritative accounting guidance, namely ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” Based on the most recent prices for soy, palm and canola oil, peanuts and rice products, as of June 30, 2015 we had commitments of $48.1 million. We also may enter into derivative hedging arrangements with counterparties for vegetable oil. These derivatives must be net settled in cash and are marked-to-market each period within the consolidated statement of operations.

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

Item 4.    Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Interim Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2015. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management's evaluation of our disclosure controls and procedures as of June 30, 2015, our Interim Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the three months ended June 30, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On July 28, 2012, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of California claiming that the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products is false, misleading and deceptive (the "California Case"). The plaintiffs filed a Second Amended Complaint and substituted a new plaintiff. The Company moved to dismiss the Second Amended Complaint. The court denied the Company's motion to dismiss. A substantially similar class action lawsuit related to the labeling and marketing of Smart Balance® Butter & Canola Oil Blend products was filed on August 9, 2012 in the Southern District of New York. In light of its similarity to the California Case, the Southern District of New York stayed all activity in that case pending a decision in the California Case on class certification. Without any admission of liability, the Company settled the case, along with the similar case that was filed in New York, for a total payment to the plaintiffs and their counsel of $0.7 million in exchange for a full and final release of all claims. A formal settlement agreement is being prepared.
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
On April 1, 2015, a putative class action lawsuit was filed in the United States District Court for the District of Colorado against the Company and three of its officers alleging violations of federal securities laws. The complaint alleges that beginning in December 2013, the Company made false or misleading statements in its quarterly Securities and Exchange Commission filings and analyst conference calls about its financial performance and prospects, which supposedly were proven to have been untrue when the Company pre-announced its anticipated financial results for the third quarter of 2014. A substantially similar lawsuit against the Company, and the same three officers, was filed in the same federal district court on May 18, 2015. We expect these two lawsuits to be consolidated and that the plaintiffs will thereafter file an amended complaint. The Company believes that the allegations in the complaints are without merit and it intends to vigorously defend itself.
On April 28, 2015, a purported derivative action entitled Dennis Palkon v. Stephen B. Hughes, et al., was filed, ostensibly on the Company's behalf, in Colorado state court against the Company’s directors and certain of its senior officers, and against the Company itself as a nominal defendant. The complaint alleges that the officers made false statements about the Company’s financial performance and prospects (substantially the same ones that are at issue in the securities class action lawsuit described immediately above), that the directors breached their fiduciary duties by allowing such statements to be made, and that the Company should be suing to recover damages for the allegedly false statements. The complaint further alleges claims for waste of corporate assets and unjust enrichment. The complaint seeks unspecified damages and restitution in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the plaintiff, including attorneys’ fees.  A similar shareholder derivative lawsuit was filed on June 24, 2015 against the same eight directors and officers and one additional former director in the same court. The two state court derivative actions have been consolidated and stayed pending the outcome of the previously mentioned class action lawsuit. We believe that the plaintiffs in the derivative actions lack standing to pursue litigation on behalf of the Company.

A complaint was filed in the U.S. District Court for the Western District of Pennsylvania by H.J. Heinz Company for de novo review of a decision of the Trademark Trial and Appeal Board (the “TTAB”) that dismissed Heinz’s opposition to the Company’s applications for the intended use of the Smart Balance mark on certain products. The complaint does not seek any damages against the Company. The Company intends to vigorously defend the complaint for de novo review and assert that the TTAB acted properly.
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
Item 1A.  Risk Factors

An investment in our securities involves a high degree of risk.  Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A of our 2014 Form 10-K.

We are exploring strategic alternatives for the Company, and there can be no assurance that we will be successful in entering into or consummating a transaction, that any such strategic alternative will yield additional value for stockholders, or that the process will not have an adverse impact on our business.

On August 6, 2015, we announced that our Board of Directors has authorized a process to explore a range of strategic and financial alternatives and that we have engaged William Blair & Company as our financial advisor to assist with this review. No decision has been made to enter into any transaction, and there can be no assurances that process will result in a transaction being entered into or consummated. The process of exploring strategic alternatives may be time-consuming, distracting to management and disruptive to our business operations, and if we are unable to effectively manage the process, our business, financial condition, and results of operations could be adversely affected. In addition, identifying and evaluating potential strategic alternatives may result in the incurrence of expenses and could expose us to increased risk of claims or other litigation arising from the pursuit of one or more transactions.

Any strategic decision will involve risks and uncertainties, and we cannot assure you that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends and the interest of third parties in our business.

We have not set a timetable for completion of this process and do not intend to discuss or disclose developments with respect to the process unless and until such time as our Board of Directors has approved a definitive course of action or otherwise concludes the review of strategic alternatives.  As a consequence, perceived uncertainties related to the future of the Company may result in the loss of potential business opportunities and may make it more difficult for us to attract and retain qualified personnel and business partners.

Item 6.    Exhibits

See the exhibit index located elsewhere in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2015	BOULDER BRANDS, INC. (Registrant)

/s/ James B. Leighton
James B. Leighton Interim Chief Executive Officer and Chief Operating Officer (Authorized officer of Registrant)

/s/ Christine Sacco
Christine Sacco Chief Financial Officer (Principal financial officer of Registrant)

Exhibit Index

3.1
Second Amended and Restated Bylaws of Boulder Brands, Inc. (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2015).

10.1	Boulder Brands, Inc. Separation and Release Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2015).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document