Form 10-Q
period 2015-09-30
BOULDER BRANDS, INC.
filed 2015-11-05
CIK 1331301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
Commission File Number 001-33595

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
Yes ☐     No ☒

As of November 3, 2015, the Registrant had 61,738,832 shares of common stock, par value $.0001 per share, outstanding.

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

•
the exploration of strategic alternatives, including whether any potential sale or merger of the Company will be consummated and, if so, the timing and terms of any such transaction, the potential loss of personnel and distraction to the Company and its management as a result of the process;

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

Part I.  Financial Information
Item 1. Financial Statements
BOULDER BRANDS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash	$23,883	$31,660
Accounts receivable, net of allowance of: $1,039 (September 30, 2015) and $1,362 (December 31, 2014)	44,382	40,065
Accounts receivable - other	2,843	4,709
Inventories	63,350	52,888
Prepaid taxes	6,167	6,985
Prepaid expenses and other current assets	5,100	3,844
Deferred tax asset	10,377	6,721
Total current assets	156,102	146,872
Property and equipment, net	59,143	53,151
Other assets:
Goodwill	229,552	233,592
Intangible assets, net	181,181	191,400
Deferred costs, net	6,539	7,830
Investments, at cost	9,751	11,751
Other assets	1,989	1,996
Total other assets	429,012	446,569
Total assets	$644,257	$646,592
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$66,694	$53,774
Current portion of long-term debt	1,136	4,101
Total current liabilities	67,830	57,875
Long-term debt	287,781	301,113
Deferred tax liability	41,184	41,536
Other liabilities	6,421	4,909
Total liabilities	403,216	405,433

Commitments and contingencies
Boulder Brands, Inc. and Subsidiaries stockholders' equity:
Common stock, $.0001 par value, 250,000,000 shares authorized; 65,290,767 and 64,876,335 issued at September 30, 2015 and December 31, 2014, respectively and 61,600,104 and 61,185,672 outstanding at September 30, 2015 and December 31, 2014, respectively	6	6
Additional paid in capital	581,791	574,721
Accumulated deficit	(314,564)	(313,414)
Accumulated other comprehensive loss	(11,348)	(5,837)
Treasury stock, at cost (3,690,663 shares)	(15,595)	(15,595)
Total Boulder Brands, Inc. and Subsidiaries stockholders' equity	240,290	239,881
Noncontrolling interest	751	1,278
Total equity	241,041	241,159
Total liabilities and equity	$644,257	$646,592
See accompanying notes to the consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$132,917	$133,865	$379,634	$388,065
Cost of goods sold	84,891	83,422	243,826	244,319
Gross profit	48,026	50,443	135,808	143,746

Operating expenses:
Marketing	6,635	6,206	19,031	16,840
Selling	11,362	11,685	34,080	33,052
General and administrative	21,694	20,378	69,831	63,706
Restructuring, acquisition and integration-related costs	5,084	(186)	6,534	3,900
Goodwill and tradename impairment	—	150,507	2,696	150,507
Total operating expenses	44,775	188,590	132,172	268,005
Operating income (loss)	3,251	(138,147)	3,636	(124,259)

Other income (expense), net:
Interest expense	(4,180)	(5,341)	(12,482)	(13,906)
Other income (expense), net	4,464	(580)	4,193	(714)
Total other income (expense), net	284	(5,921)	(8,289)	(14,620)
Income (loss) before income taxes	3,535	(144,068)	(4,653)	(138,879)
Provision (benefit) for income taxes	2,726	(11,873)	(3,644)	(9,832)
Net income (loss)	809	(132,195)	(1,009)	(129,047)
Less: Net (income) loss attributable to noncontrolling interest	(455)	36	(141)	150
Net income (loss) attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$354	$(132,159)	$(1,150)	$(128,897)

Earnings (loss) per share attributable to Boulder Brands, Inc. and Subsidiaries common stockholders:
Basic	$0.01	$(2.17)	$(0.02)	$(2.12)
Diluted	$0.01	$(2.17)	$(0.02)	$(2.12)

Weighted average shares outstanding:
Basic	61,514,355	61,032,874	61,354,796	60,803,632
Diluted	63,051,813	61,032,874	61,354,796	60,803,632

Net income (loss)	$809	$(132,195)	$(1,009)	$(129,047)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,282)	(803)	(4,852)	(1,092)
Cash flow hedges	(1,050)	—	(659)	—
Other comprehensive income (loss)	(3,332)	(803)	(5,511)	(1,092)
Comprehensive income (loss)	(2,523)	(132,998)	(6,520)	(130,139)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(455)	36	(141)	150
Comprehensive income (loss) attributable to Boulder Brands, Inc. and Subsidiaries	$(2,978)	$(132,962)	$(6,661)	$(129,989)
See accompanying notes to the consolidated financial statements

BOULDER BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(1,009)	$(129,047)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	15,943	16,750
Amortization of deferred financing costs	1,567	1,399
Deferred income taxes	(4,605)	(14,000)
Excess tax deficiency (benefit) from stock-based payment arrangements	44	(4,548)
Stock-based compensation	6,911	7,162
Asset write-offs	—	584
Loss on disposal of property and equipment	200	192
Impairment loss	2,696	150,507
Gain on sale of investment	(4,691)	—
Changes in assets and liabilities:
Accounts receivable	(5,497)	(14,535)
Inventories	(11,311)	(16,367)
Prepaid expenses and other assets	889	(7,541)
Prepaid taxes	774	3,613
Accounts payable and accrued expenses	15,172	5,455
Net cash provided by (used in) operating activities	17,083	(376)
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	—	(4)
Purchase of investment	(1,000)	—
Proceeds from sale of investment	7,691	—
Purchase of property and equipment	(13,984)	(9,284)
Proceeds from disposal of property and equipment	13	28
Patent/trademark defense costs	(191)	(713)
Net cash used in investing activities	(7,471)	(9,973)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	26,933
Repayment of debt	(17,941)	(18,589)
Payments for loan costs	—	(1,433)
Contribution from (purchase of) noncontrolling interest	100	(280)
Distribution to noncontrolling interest	(769)	—
Shares withheld for payment of employee payroll taxes	(98)	(2,510)
Proceeds from exercise of stock options	1,460	3,892
Excess tax (deficiency) benefit from stock-based payment arrangements	(44)	4,548
Net cash (used in) provided by financing activities	(17,292)	12,561
Effects of exchange rate changes on cash	(97)	(37)
Net (decrease) increase in cash for the period	(7,777)	2,175
Cash - beginning of period	31,660	16,732
Cash - end of period	$23,883	$18,907
Cash paid during the period for:
Income taxes	$217	$172
Interest	$10,992	$11,161
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

Revenue Recognition

We offer our customers and consumers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and advertising; such amounts are estimated and recorded as a reduction in revenue. For interim reporting, we estimate the total annual sales incentives for most programs and record a pro rata share in proportion to forecasted annual revenue. As a result, we have recorded an accrued liability at September 30, 2015 of $1,314.

Accumulated Other Comprehensive Loss

The change in Accumulated Other Comprehensive Loss from December 31, 2014 to September 30, 2015 of $5,511 includes $5,591 of losses on intercompany foreign currency transactions that are of a long-term investment nature.

Investments

In 2013, the Company formed a new partnership called Boulder Brands Investment Group, LLC ("BIG") with a third party. BIG invests in early-stage growth companies in the natural and organic food and beverage sectors. All investments have been accounted for under the cost method and fair value has not been estimated as there have been no identified events or changes in circumstances that would have an adverse effect on the value of these investments. As the Company has a controlling financial interest in BIG, it is consolidated with these Consolidated Financial Statements, and the applicable noncontrolling interest is reflected herein. In August of 2015, BIG sold a portion of one of its investments and recorded a consolidated gain on the sale of $4,691, of which $469 was attributable to BIG’s noncontrolling interest. The consolidated gain was recorded in “Other income (expense), net”, in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively. The Company is currently assessing the impact of the adoption of ASU No. 2015-11 on its financial position, results of operations and financial statement disclosures.

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

As of September 30, 2015, the Company’s outstanding interest rate swap agreements (forward starting in July 2016) had a total notional amount of $100,000, with an average fixed rate of 2.11%, expiring on July 16, 2020. At September 30, 2015, the

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

total notional principal amount of foreign currency forward contracts to purchase U.S. dollars with Canadian dollars (CAD) was $759 (or CAD 1,000). At December 31, 2014, the Company did not have any interest rate swap agreements or foreign currency forward contracts outstanding.

Derivatives not Designated as Accounting Hedges

The Company uses foreign currency forward contracts, which are not designated as accounting hedges, to hedge other monetary liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts are recognized in “Other income (expense), net” along with the offsetting losses and gains of the related hedged items. These foreign currency forward contracts result from the dedesignation of cash flow hedges in the month in which the related foreign currency forward contracts mature. Therefore, no foreign currency forward contracts that are not designated as accounting hedges are outstanding as of September 30, 2015 or December 31, 2014.

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

The following table presents assets and liabilities measured at fair value on a recurring and nonrecurring basis:

	Fair Value Measurements at Reporting Date
	September 30, 2015	December 31, 2014
Assets:
Recurring fair value measurements (1)
Deferred compensation (a)	$1,650	$1,611
Derivatives designated as hedging instruments:
Foreign currency forward contracts (c)	10	—
Derivatives not designated as hedging instruments:
Commodity exchange contracts (d)	—	88
Total recurring fair value measurements of assets	$1,660	$1,699

Liabilities:
Recurring fair value measurements (1)
Deferred compensation (a)	$1,334	$1,516
Derivatives designated as hedging instruments:
Interest rate swap agreements (b)	1,098	—
Total recurring fair value measurements of liabilities	$2,432	$1,516

(1) All recurring fair value measurements were based upon significant other observable inputs (Level 2).

(a)	Deferred compensation assets are recorded in "Other assets" and deferred compensation liabilities are recorded in "Other liabilities" in the Consolidated Balance Sheets.

(b)	Interest rate swap agreements assets are recorded in "Other liabilities."

(c)	Foreign currency forward contracts assets are recorded in "Prepaid expenses and other assets."
(d)    Commodity exchange contracts assets are recorded in "Accounts receivable - other."

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Goodwill for the Level Life reporting unit with a carrying amount of $2,666 was written down to its implied fair value during the nine months ended September 30, 2015. The nonrecurring fair value measurements for Level Life goodwill were calculated using the Company's best internal estimates, which includes unobservable inputs classified as Level 3 within the fair value hierarchy. See Note 5 for additional discussion regarding the impairment of goodwill.

At September 30, 2015, the effective portion of the Company’s interest rate swap agreements designated as cash flow hedges before tax effect was a loss of $1,098, of which $0 is expected to be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months. At September 30, 2015, the effective portion of the Company’s foreign currency forward contracts designated as cash flow hedges before tax effect was $15, all of which is expected to be reclassified from accumulated other comprehensive loss to cost of goods sold within the next 12 months.

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income is summarized below:

	Gains (Losses) Recognized in Other Comprehensive Loss on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest rate swap agreements	$(1,689)	$—	$(1,098)	$—
Foreign currency forward contracts	33	—	43	—

		Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2015	2014	2015	2014
Foreign currency forward contracts	Cost of goods sold	$49	$—	$28	$—

The effect of derivative instruments not designated as hedging instruments on income is summarized below:

		Gains (Losses) Recognized in Income in Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2015	2014	2015	2014
Commodity exchange contracts	Other income (expense)	$—	$(55)	$—	$(103)
Foreign currency forward contracts	Other income (expense)	26	—	38	—
		$26	$(55)	$38	$(103)

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

3.    Inventory

Inventories consisted of the following:

	September 30, 2015	December 31, 2014
Finished product	$45,670	$38,278
Raw materials	17,680	14,610
Inventories	$63,350	$52,888

4.    Property and Equipment

Property and equipment, net consisted of the following:

	September 30, 2015	December 31, 2014
Land	$521	$538
Buildings and improvements	2,289	2,361
Software development costs	10,598	10,268
Machinery and equipment	53,853	47,589
Furniture and fixtures	2,886	2,240
Leasehold improvements	15,419	11,584
Gross assets	85,566	74,580
Less: accumulated depreciation	(26,423)	(21,429)
Property and equipment, net	$59,143	$53,151

Depreciation expense was $2,354 and $6,865 for the three and nine months ended September 30, 2015, respectively, and $2,241 and $6,470 for the three and nine months ended September 30, 2014, respectively.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

5.    Goodwill and Intangible Assets

The following summarizes the changes in our goodwill, by segment:

	Balance	Natural	Total
Goodwill	$381,299	$95,777	$477,076
Accumulated impairment loss	(243,484)	—	(243,484)
Balance as of January 1, 2015	137,815	95,777	233,592
Impairment loss	(2,666)	—	(2,666)
Translation adjustments	—	(1,374)	(1,374)
Balance as of September 30, 2015	$135,149	$94,403	$229,552

	Balance	Natural	Total
Goodwill	$381,299	$95,928	$477,227
Accumulated impairment loss	(130,000)	—	(130,000)
Balance as of January 1, 2014	251,299	95,928	347,227
Impairment loss	(113,484)	—	(113,484)
Goodwill acquired during the year	—	800	800
Translation adjustments	—	(951)	(951)
Balance as of December 31, 2014	$137,815	$95,777	$233,592

Intangible assets, net consisted of the following major classes as of September 30, 2015:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patent technology	$46,058	$(39,219)	$6,839
Proprietary recipes	4,225	(2,287)	1,938
Non-compete agreements	600	(575)	25
Supply relationships	1,000	(560)	440
Customer relationships	58,474	(17,869)	40,605
Subscription database	2,900	(2,755)	145
Trademarks/tradenames	131,678	(489)	131,189
Intangible assets, net	$244,935	$(63,754)	$181,181

Intangible assets, net consisted of the following major classes as of December 31, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patent technology	$46,058	$(35,452)	$10,606
Proprietary recipes	4,225	(1,745)	2,480
Non-compete agreements	600	(433)	167
Supply relationships	1,000	(509)	491
Customer relationships	60,616	(14,665)	45,951
Subscription database	2,900	(2,320)	580
Trademarks/tradenames	131,537	(412)	131,125
Intangible assets, net	$246,936	$(55,536)	$191,400

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

As of September 30, 2015 and December 31, 2014, the total carrying amount of indefinite-lived intangible assets included in the tables above under trademarks was $130,456 and $130,498, respectively.
Amortization expense was $2,725 and $9,078 for the three and nine months ended September 30, 2015, respectively, and $3,424 and $10,280 for the three and nine months ended September 30, 2014, respectively.  Based on our amortizable intangible assets as of September 30, 2015, amortization expense is expected to be approximately $2,720 for the remainder of 2015, $10,193 in 2016, $7,870 in 2017, $5,845 in 2018, $5,513 in 2019 and $5,513 in 2020.
We review goodwill and indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. We also review goodwill and indefinite-lived intangibles annually.  At June 30, 2015, we performed our annual assessment of fair value and concluded that there was no impairment related to our goodwill and other indefinite-lived intangible assets, except for an impairment associated with our Level Life brand goodwill. The Level Life brand has not developed as we originally anticipated and no longer coincides with the strategic vision of the Company. As such, through internal and external analysis, we determined that the fair value of the Level Life brand no longer exceeds its carrying value, and therefore we recorded a goodwill impairment charge of $2,666 in the second quarter of 2015.

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

During 2014, we also incurred additional charges of $2,068 associated with the restructuring of certain executive management positions. Additionally in 2014, we determined it was necessary to relocate certain functional departments within the company to one central location. As a result of this, we incurred charges of $2,252 associated with one-time termination benefits, with $1,782 incurred in the nine months ended September 30, 2015.

In June 2015, we initiated a plan to restructure our organization to better align functional teams, improve our operational effectiveness and deliver improved and consistent results. These initiatives include the integration of our sales, marketing and innovation functions to activate consumer-driven marketing programs and drive sustainable profitable growth. Additionally, this plan includes a number of executive officer and management changes, including certain employment terminations, in connection with the organizational realignment.  As a result of this plan, we expect to incur charges of approximately $5,615 associated with one-time termination benefits. Charges of $4,995 have been incurred in the nine months ended September 30, 2015.

Restructuring charges are included in "Restructuring, acquisition and integration-related costs" in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table sets forth the activity affecting the restructuring accrual:

	Severance	Other Closure and Exit Costs	Total
Balance as of December 31, 2014	$551	$140	$691
Charges incurred	6,777	—	6,777
Cash payments	(3,882)	(194)	(4,076)
Adjustments	(291)	54	(237)
Balance as of September 30, 2015	$3,155	$—	$3,155

The accrued restructuring costs as of September 30, 2015 of $3,155 are reflected in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets.  We expect to pay remaining one-time termination benefits by October 31, 2016.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

7.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30, 2015	December 31, 2014
Accounts payable	$35,204	$28,989
Accrued payroll-related	6,357	2,691
Accrued marketing	4,425	3,125
Accrued trade spend	4,238	4,007
Accrued restructuring	3,155	691
Accrued interest	2,871	3,036
Accrued other	10,444	11,235
Accounts payable and accrued expenses	$66,694	$53,774

8.    Debt

Long-term debt consisted of the following:

	September 30, 2015	December 31, 2014
Term Loan	$281,063	$296,537
Revolving Facility	—	—
Capital lease	7,854	8,677
Total debt	288,917	305,214
Less: Current portion	1,136	4,101
Long-term debt	$287,781	$301,113

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
As of September 30, 2015, we had $281,063 outstanding under the Term Loan and the full $115,000 was available for borrowing under the Revolving Facility.

The interest rate for outstanding obligations at September 30, 2015 was 4.50% per annum for the Term Loan while the commitment fee on the unused Revolving Facility was 0.50% per annum. The Company uses interest rate swap agreements to fix the variable rate on a portion of the Company's debt. See Note 2 - "Derivatives, Financial Instruments and Fair Value Measurements."

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

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Covenants

So long as any borrowings under the Revolving Facility are outstanding (other than letters of credit that have been cash collateralized in accordance with the terms of the Credit Facility) as of the last day of any fiscal quarter of the Company, the terms of the Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain a maximum total funded debt to consolidated EBITDA ratio of not more than (i) 6.50 to 1.0 for any fiscal quarter ending prior to December 31, 2015 and (ii) 6.0 to 1.0 for the fiscal quarter ending December 31, 2015 and each fiscal quarter ending thereafter. As of September 30, 2015, we were in compliance with our financial covenant.

Capital Leases

The Company has four capital leases resulting in $7,854 of capital lease obligations for certain of its manufacturing equipment as of September 30, 2015. These leases have terms that expire from August 31, 2017 through December 1, 2021.

Maturities

Under the Credit Facility and capital leases, the Company and the Borrower intend to pay the following amounts for their collective debt and capital lease obligations during the following years ending December 31:

Remainder of 2015	$279
2016	1,154
2017	1,226
2018	1,255
2019	1,344
Thereafter	285,408
Total	$290,666

9.    Stock-Based Compensation

Stock-based compensation consists of stock options and restricted stock units ("RSUs").

Total stock-based compensation expense for stock options and RSUs was $2,401 and $6,911 for the three and nine months ended September 30, 2015, respectively, and $2,512 and $7,162 for the three and nine months ended September 30, 2014, respectively.

Stock Options

We and our stockholders have authorized the issuance of up to 16,825,000 stock options under our Second Amended and Restated Stock and Awards Plan (the "Stock Plan").  As a result of the 2011 option exchange program (the "Option Exchange"), 1,032,178 of these options are no longer available to be granted. As of September 30, 2015, 2,493,669 options remained available for future grants.

We utilize traditional service-based stock options typically with a four year graded vesting (25% vest each year). We have also issued service-based stock options with a two year graded vesting (50% vest both years). In addition, we have granted market condition-based stock options which vest when the underlying stock price closes at $8.00, $12.00, $16.00, $16.75 and $20.25 for 20 out of 30 consecutive trading days. Stock options are granted to recipients at exercise prices not less than the fair market value of our stock on the dates of grant.

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

Additional information with respect to stock option activity is as follows:

	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding at December 31, 2014	11,644,968	$9.40	5.83
Options granted	370,000	8.65	9.50
Options exercised	(246,957)	5.91	5.49
Options canceled/forfeited	(1,440,192)	11.48	5.76
Options outstanding at September 30, 2015	10,327,819	$9.22	5.25
Exercisable at September 30, 2015	7,571,932	$8.11	4.33

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2015 was $4.50.

As of September 30, 2015, the total compensation cost related to non-vested awards not yet recognized was $12,216 with a weighted average remaining period of 1.59 years over which it is expected to be recognized.

We account for our stock-based compensation awards in accordance with Accounting Standards Codification 718, "Compensation - Stock Compensation," which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

Stock-based compensation expense relating to stock options included in operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service period-based	$1,826	$2,209	$5,650	$5,998
Market price-based $16.75	227	—	227	6
Market price-based $20.25	—	3	1	33
Total	$2,053	$2,212	$5,878	$6,037

For the traditional service-based stock options, we estimated the fair value, as of the date of grant, using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.07% - 4.67%, expected life of 5.75 - 6.25 years for the service-based options, no dividends and volatility of 35.9% - 59.96%. The cost of the service-based stock options is being amortized over vesting periods of two and four years, as applicable. In the case of the market price-based stock options, we used the Monte Carlo valuation model and have assumed an expected life of ten years.  We have incorporated a forfeiture rate of 4.0% on all stock options.  We recognize compensation expense for the market price-based options over the estimated vesting period.

Restricted Stock Units

In September 2011, we began granting RSUs to certain board members and employees. These RSUs were issued under the Stock Plan and are subject to its terms and conditions. We issued RSUs where the compensation cost is recognized on a straight-line basis over the requisite period the holder is required to render service. We recognized $348 and $1,033 of stock-based compensation for our RSUs in the three and nine months ended September 30, 2015, respectively, and $300 and $1,125 in the three and nine months ended September 30, 2014, respectively.

Additional information with respect to RSU activity is as follows:

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

	Number of Outstanding Units	Weighted Average Remaining Life (Years)
RSUs outstanding (unvested) at December 31, 2014	448,750	2.02
RSUs granted	50,000	3.96
RSUs vested	(177,500)	0.00
RSUs forfeited	(10,000)	3.17
RSUs outstanding (unvested) at September 30, 2015	311,250	1.88

10.    Income Taxes

We estimate our annual effective income tax rate at the end of each quarterly period. This estimate takes into account the mix of expected income (loss) before income taxes by tax jurisdiction and enacted changes in tax laws. Our quarterly tax provision and quarterly estimate of the annual effective tax rate is subject to significant volatility due to several factors including, but not limited to, having to forecast income (loss) before income taxes by jurisdictions for the full year prior to the completion of the full year, changes in non-deductible expenses, jurisdictional mix of our income, non-recurring and impairment charges, as well as the actual amount of income (loss) before income taxes. For example, the impact of non-deductible expenses on our effective tax rate is greater when income (loss) before income taxes is lower. To the extent there are fluctuations in any of these variables during any given period, the provision for income taxes will vary accordingly.

Our  provision for income taxes for the three months ended September 30, 2015 was $2.7 million compared with a benefit of $(11.9) million for the three months ended September 30, 2014.  The effective tax rate for the three months ended September 30, 2015 was 77.1%, and the effective tax rate for the three months ended September 30, 2014 was 8.2%.   The increase in the effective tax rate was primarily due to the actual amount of income before income taxes being low in the three months ended September 30, 2015, as well as  changes in the jurisdictional mix of where income was earned/loss was generated and discrete events that occurred during the quarter.  The effective tax rate in 2014 was also impacted by the goodwill and tradename impairment charges which were treated as discrete during the period.

Our benefit for income taxes for the nine months ended September 30, 2015 was $(3.6) million compared with $(9.8) million for the nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2015 was 78.3%, and the effective tax rate for the nine months ended September 30, 2014 was 7.1%. The increase in the effective tax rate was primarily due to the actual amount of loss before income taxes being low in the nine months ended September 30, 2015, as well as changes in the jurisdictional mix of where income was earned/loss was generated and discrete events that occurred during the period. The effective tax rate in 2014 was also impacted by the goodwill and tradename impairment charges which were treated as discrete during the period.

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
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$354	$(132,159)	$(1,150)	$(128,897)

Denominator (in thousands):
Weighted average shares used in basic computation	61,514	61,033	61,355	60,804
Add: Stock options and RSUs	1,538	—	—	—
Weighted average shares used in diluted computation	63,052	61,033	61,355	60,804

Earnings (loss) per share, basic	$0.01	$(2.17)	$(0.02)	$(2.12)
Earnings (loss) per share, diluted	$0.01	$(2.17)	$(0.02)	$(2.12)

Diluted earnings (loss) per share excluded the weighted-average impact of the assumed exercise of approximately 6.6 million and 10.6 million stock options and RSUs in the three and nine months ended September 30, 2015, and approximately 12.3 million stock options and RSUs in both the three and nine months ended September 30, 2014, respectively, because such impact would be anti-dilutive.

12.    Legal Proceedings and Contingencies

Commitments

In addition to those disclosed in the Company's 2014 Form 10-K, as of September 30, 2015, we had the following commitments:

Forward purchase commitments for a portion of our projected commodity requirements may be stated at a firm price or as a discount or premium from a future commodity market price. These commitments totaled approximately $49,187 as of September 30, 2015. The majority of these commitments are expected to be settled within one year.

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
In September 2015, Pure Growth Consulting, LLC sued the Company in the United States District Court for the Southern District of New York, alleging that the Company entered into and subsequently breached a purported long-term marketing contract, and is seeking damages of $6,600.  The Company is not yet due to respond to the complaint. The Company intends to vigorously defend itself and believes the allegations are without merit.
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

BOULDER BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
(In thousands, except share and per share data)

The contribution of our reportable segments to net sales and brand profit and the reconciliation to consolidated amounts are summarized below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Sales:
Natural	$88,969	$83,460	$246,511	$236,921
Balance	43,948	50,405	133,123	151,144
	$132,917	$133,865	$379,634	$388,065

Brand Profit:
Natural	$13,709	$14,891	$36,655	$41,315
Balance	16,699	18,344	50,096	55,031
Total for reportable segments	30,408	33,235	86,751	96,346
Less:
General and administrative, excluding royalty expense (income), net	21,994	21,061	71,595	66,198
Restructuring, acquisition and integration-related costs	5,084	(186)	6,534	3,900
Goodwill and tradename impairment	—	150,507	2,696	150,507
Other non-recurring items*	79	—	2,290	—
Interest expense	4,180	5,341	12,482	13,906
Other (income) expense, net	(4,464)	580	(4,193)	714
Income (loss) before income taxes	$3,535	$(144,068)	$(4,653)	$(138,879)
*Represents charges associated with the discontinuance of our Level Life brand as well as a bonus to be paid to certain production employees, each considered to be one-time in nature.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the September 30, 2015 Consolidated Financial Statements and the related Notes contained in this quarterly report on Form 10-Q for the quarter ended September 30, 2015 and our 2014 Form 10-K. Forward-looking statements in this section are qualified by the cautionary statements included under the heading “Cautionary Note Regarding Forward Looking Information,” above.

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

We have been taking actions to improve our financial results and build a healthier long-term sustainable growth platform. These actions include: (1) being more efficient with our overall cost structure; (2) being more effective in managing our brands, products and channels; and (3) becoming more balanced and efficient with our marketing programs.

First, we are focused on improving our long-term overall profitability and cost structure of our business. We continue to improve our operations with efforts including, but not limited to, outsourcing specific frozen manufacturing to co-packers where we can gain savings; increasing the efficiency of our three North American plants; and improving upon our supply chain from a service, quality and cost perspective. While these opportunities are long-term in nature, we are well on our way to implementing them and have already begun to see benefits and should continue to see even more favorable results in 2016.

Additionally, we are maintaining tight controls around all aspects of our general and administrative expenses. In addition to reducing headcount and restructuring our organization, we have reduced other aspects of general and administrative expenses.

The second area where we are focused on improvement is being more effective in managing our portfolio of brands and products, as well as channels. We have identified a number of items for SKU rationalization which we plan to implement during 2016. In addition, in the quarter we discontinued Level Life given this business was not profitable, small in size and less strategic to our overall vision.

On the innovation front, in the third quarter of 2015, we launched EVOL Cups at a key customer. This new frozen food format leverages the way many consumers want to eat which is smaller portion meals, with unique ingredients, that are portable, convenient and taste great.

Finally, our approach to being more balanced and effective in marketing is twofold. First, from a longer-term perspective, we are investing towards having a better understanding of our consumers and the unique roles our brands play in their lives. This research will help to provide us with the insights necessary to develop a long-term brand strategy and positioning. Second, and more near-term in nature, we are being more disciplined and efficient in our spending. We have intentionally focused the second half of 2015 marketing funds against our key brands across key categories and among our top retailers. Specifically, we have been diligently validating our initial consumer research and programs to give us confidence before we roll out more broadly. Our approach will be to activate velocity driving tactics like regional freestanding inserts, digital couponing, in-store sampling and merchandising to help support existing distribution. Velocity indicates how quickly a product turns on the shelf (i.e. measure of the purchase of products by consumers) and is calculated as volume (based on dollar retail sales) over a given time divided by our current breadth and depth of distribution (products available to consumers). We analyze product velocities in order to assess how a category, brand and/or product is performing relative to its gains and/or losses in distribution. We primarily use the latest twelve weeks to understand the trend in our velocities relative to other periods. We obtain our velocity data from Nielsen using their eXtended All Outlet Combined, or "xAOC," data for multi-channel markets.

We are extremely focused on improving velocities in key categories through effective retail and consumer programs, renovation and innovation, as well as pricing and merchandising strategies. Where implemented, these strategies are already having a positive impact in velocities for several of our key categories. When assessing our 12-week and 52-week trends we are seeing improvement in Smart Balance spreads, Udi’s bread and pizza, and Glutino’s cookies and crackers.

Overall, we are seeing the benefits of our initiatives as reflected in our three months ended September 30, 2015 results. The changes we are making to the business should ultimately support sustainable, profitable long-term growth.

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

During 2014, we also incurred additional charges of $2.1 million associated with the restructuring of certain executive management positions. Additionally in 2014, we determined it was necessary to relocate certain functional departments within the company to one central location. As a result of this, we incurred charges of $2.3 million associated with one-time termination benefits, with $1.8 million incurred in the nine months ended September 30, 2015.

In June 2015, we initiated a plan to restructure our organization to better align functional teams, improve our operational effectiveness and deliver improved and consistent results. These initiatives include the integration of our sales, marketing and innovation functions to activate consumer-driven marketing programs and drive sustainable profitable growth. Additionally, this plan includes a number of executive officer and management changes, including certain employment terminations, in connection with the organizational realignment.  As a result of this plan, we expect to incur charges of approximately $5.6 million associated with one-time termination benefits. Charges of $5.0 million have been incurred in the nine months ended September 30, 2015.

Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions, except per share data)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Net sales	$132.9	$133.9	$(1.0)	(0.7)%	$379.6	$388.1	$(8.5)	(2.2)%
Cost of goods sold	84.9	83.4	1.5	1.8%	243.8	244.3	(0.5)	(0.2)%
Gross profit	48.0	50.4	(2.4)	(4.8)%	135.8	143.7	(7.9)	(5.5)%

Operating expenses:
Marketing	6.6	6.2	0.4	6.9%	19.0	16.8	2.2	13.0%
Selling	11.4	11.7	(0.3)	(2.8)%	34.1	33.1	1.0	3.1%
General and administrative	21.7	20.4	1.3	6.5%	69.8	63.7	6.1	9.6%
Restructuring, acquisition and integration-related costs	5.1	(0.2)	5.3	NM	6.5	3.9	2.6	67.5%
Goodwill and tradename impairment	—	150.5	(150.5)	NM	2.7	150.5	(147.8)	NM
Total operating expenses	44.8	188.6	(143.8)	(76.3)%	132.2	268.0	(135.8)	(50.7)%
Operating income (loss)	3.3	(138.1)	141.4	(102.4)%	3.6	(124.3)	127.9	(102.9)%

Other income (expense), net:
Interest expense	(4.2)	(5.3)	1.1	(21.7)%	(12.5)	(13.9)	1.4	(10.2)%
Other income (expense), net	4.5	(0.6)	5.1	(869.7)%	4.2	(0.7)	4.9	(687.3)%
Total other income (expense), net	0.3	(5.9)	6.2	(104.8)%	(8.3)	(14.6)	6.3	(43.3)%
Income (loss) before income taxes	3.5	(144.1)	147.6	(102.5)%	(4.7)	(138.9)	134.2	(96.6)%
Provision (benefit) for income taxes	2.7	(11.9)	14.6	(123.0)%	(3.6)	(9.8)	6.2	(62.9)%
Net income (loss)	0.8	(132.2)	133.0	(100.6)%	(1.0)	(129.0)	128.0	(99.2)%
Less: Net loss attributable to noncontrolling interest	(0.5)	—	(0.5)	NM	(0.1)	0.2	(0.3)	(194.0)%
Net income (loss) attributable to Boulder Brands, Inc. and Subsidiaries common stockholders	$0.4	$(132.2)	$132.6	(100.3)%	$(1.2)	$(128.9)	$127.7	(99.1)%
Earnings (loss) per share attributable to Boulder Brands, Inc. and Subsidiaries common stockholders:
Basic	$0.01	$(2.17)	$2.18	(100.5)%	$(0.02)	$(2.12)	$2.10	(99.1)%
Diluted	$0.01	$(2.17)	$2.18	(100.5)%	$(0.02)	$(2.12)	$2.10	(99.1)%
Note: Amounts may not add due to rounding.
NM = Not meaningful

Results of Operations for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Net Sales

Total net sales of $132.9 million for the three months ended September 30, 2015 decreased by $1.0 million, or 0.7%, from $133.9 million for the three months ended September 30, 2014. The decrease was related to a decrease in net sales in our Balance segment, partly offset by an increase in net sales in our Natural segment.

Net sales from our Balance segment of $43.9 million for the three months ended September 30, 2015 decreased by $6.5 million, or 12.8%, from $50.4 million for the three months ended September 30, 2014. The decrease was primarily related to a decrease in sales of Smart Balance spreads and grocery products. Volume and price decreases resulted in a decrease in net sales in our Balance segment of $6.0 million and $2.5 million, respectively, in the three months ended September 30, 2015. These decreases in net sales were partly offset by decreases in trade promotions, slotting and coupon expenses totaling $2.4 million. Volume declines in our Balance segment were primarily related to a decline in the overall spreads category. The price decreases were primarily related to our spreads category and were aimed at lowering our everyday average price.

Net sales from our Natural segment of $89.0 million for the three months ended September 30, 2015 increased by $5.5 million, or 6.6%, from $83.5 million for the three months ended September 30, 2014. Volume and price increases resulted in an increase in net sales in our Natural segment of $6.3 million and $3.2 million, respectively, in the three months ended September 30, 2015. These increases in net sales were partly offset by increases in trade promotions, slotting and coupon expenses totaling $1.7 million, as well as the impact of foreign currency translation of $1.5 million. Volume increases in our Natural segment were primarily related to our EVOL brand and specifically related to growing distribution and velocities. The price increases were primarily related to Udi's products, specifically bread.

Cost of Goods Sold

Total cost of goods sold of $84.9 million for the three months ended September 30, 2015 increased by $1.5 million, or 1.8%, from $83.4 million for the three months ended September 30, 2014. The increase was related to an increase in the cost of goods sold in our Natural segment, partly offset by a decrease in the cost of goods sold in our Balance segment.

Cost of goods sold for our Natural segment was $62.3 million for the three months ended September 30, 2015, an increase of $5.5 million, or 9.6%, from $56.8 million for the three months ended September 30, 2014. The increase was primarily related to volume increases.

Cost of goods sold for our Balance segment was $22.6 million for the three months ended September 30, 2015, a decrease of $4.0 million, or 14.9%, from $26.6 million in 2014. The decrease was primarily related to volume decreases.

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

Total brand profit of $30.4 million for the three months ended September 30, 2015 decreased by $2.8 million, or 8.5%, from $33.2 million for the three months ended September 30, 2014. The decrease was related to decreases in brand profit for our Balance and Natural segments.

Brand profit from our Balance segment of $16.7 million for the three months ended September 30, 2015 decreased by $1.6 million, or 9.0%, from $18.3 million for the three months ended September 30, 2014. The primary reason for the decrease in brand profit was the decrease in gross profit. Although gross profit for the Balance segment decreased $2.5 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, as a percentage of net sales it increased to 48.5% in the three months ended September 30, 2015 from 47.2% in the three months ended September 30, 2014 benefiting from a favorable mix of products within the Smart Balance portfolio. The decrease in brand profit was also related to a decrease in royalty income, net of $0.4 million, partly offset by decreases in selling expenses of $0.7 million and non-promotional marketing of $0.6 million.

Brand profit from our Natural segment of $13.7 million for the three months ended September 30, 2015 decreased by $1.2 million, or 7.9%, from $14.9 million for the three months ended September 30, 2014. The decrease in brand profit primarily relates to increases in non-promotional marketing of $1.0 million and selling expenses of $0.4 million. Gross profit for the Natural segment increased $0.1 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and as a percentage of net sales was 30.0% for the three months ended September 30, 2015 compared to 31.9% during the same period in 2014. Gross margin was negatively impacted by higher yield loss in bread at our Denver facility, as we have the ability to remove bread items with air pockets or holes from our production line. In addition, gross margin was impacted by lower overhead absorption at our Canadian facility and a negative mix impact from our lower margin frozen category.

General and Administrative

General and administrative expenses of $21.7 million for the three months ended September 30, 2015 increased by $1.3 million, or 6.5%, from $20.4 million for the three months ended September 30, 2014. The increase primarily related to an increase in compensation benefits and other employee costs of $1.5 million and costs associated with the Company’s exploration of strategic alternatives of $0.7 million, partly offset by decreases in depreciation and amortization of $0.8 million and research and development costs of $0.4 million.

Restructuring, Acquisition and Integration-related Costs

Restructuring, acquisition and integration-related costs for the three months ended September 30, 2015 were $5.1 million mainly related to the restructuring plan initiated in June 2015 to better align functional teams. This June 2015 initiative included the integration of our sales, marketing and innovation functions as well as a number of executive officer and management changes.

Restructuring, acquisition and integration-related costs for the three months ended September 30, 2014 were $(0.2) million mainly related to adjustments to sub-lease assumptions made on exited space.

Goodwill and tradename impairment

During the three months ended September 30, 2015, we did not record an impairment charge related to goodwill and tradenames.

During the three months ended September 30, 2014, we recorded an impairment charge of $150.5 million, of which $113.5 million related to goodwill of our Smart Balance reporting unit and $37.0 million related to our Smart Balance tradename.

Total Other Income (Expense), Net

We had total other income (expense), net of $0.3 million for the three months ended September 30, 2015 and $(5.9) million in the corresponding period in 2014. The results for 2015 and 2014 included interest expense of $(4.2) million and $(5.3) million, respectively.  Also included in total other income (expense), net in 2015 was a gain on sale of an investment of $4.7 million and currency losses of $(0.2) million. Also included in total other income (expense), net in 2014 were gains of $0.4 million on commodity hedging and currency losses of $(0.9) million.

Provision (Benefit) for Income Taxes

Our  provision for income taxes for the three months ended September 30, 2015 was $2.7 million compared with a benefit of $(11.9) million for the three months ended September 30, 2014.  The effective tax rate for the three months ended September 30, 2015 was 77.1%, and the effective tax rate for the three months ended September 30, 2014 was 8.2%.   The increase in the effective tax rate was primarily due to the actual amount of income before income taxes being low in the three months ended September 30, 2015, as well as  changes in the jurisdictional mix of where income was earned/loss was generated and discrete events that occurred during the quarter. The effective tax rate in 2014 was also impacted by the goodwill and tradename impairment charges which were treated as discrete during the period.

We estimate our annual effective income tax rate at the end of each quarterly period. This estimate takes into account the mix of expected income (loss) before income taxes by tax jurisdiction and enacted changes in tax laws. Our quarterly tax provision and quarterly estimate of the annual effective tax rate is subject to significant volatility due to several factors including, but not limited to, having to forecast income (loss) before income taxes by jurisdictions for the full year prior to the completion of the full year, changes in non-deductible expenses, jurisdictional mix of our income, non-recurring and impairment charges, as well as the actual amount of income (loss) before income taxes. For example, the impact of non-deductible expenses on our effective tax rate is greater when income (loss) before income taxes is lower. To the extent there are fluctuations in any of these variables during any given period, the provision for income taxes will vary accordingly.

Net Income (Loss) Attributable to Boulder Brands, Inc. and Subsidiaries Common Stockholders, or “Net Income (Loss) Attributable to Boulder Brands”

Our net income attributable to Boulder Brands for the three months ended September 30, 2015 was $0.4 million compared to net loss attributable to Boulder Brands of $(132.2) million for the three months ended September 30, 2014. The $132.6 million increase in net income was primarily due to goodwill and intangible impairment charge in 2014 of $136.1 million, net of tax.

Results of Operations for the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Net Sales

Total net sales of $379.6 million for the nine months ended September 30, 2015 decreased by $8.5 million, or 2.2%, from $388.1 million for the nine months ended September 30, 2014. The decrease was related to a decrease in net sales in our Balance segment, partly offset by an increase in net sales in our Natural segment.

Net sales from our Balance segment of $133.1 million for the nine months ended September 30, 2015 decreased by $18.0 million, or 11.9%, from $151.1 million for the nine months ended September 30, 2014. The decrease was primarily related to decreases in sales of Smart Balance spreads and grocery products, partly offset by an increase in Earth Balance products of $3.4 million. Volume and price decreases resulted in a decrease in net sales in our Balance segment of $18.8 million and $4.8 million, respectively, in the nine months ended September 30, 2015. These decreases in net sales were partly offset by decreases in trade promotions, slotting and coupon expenses totaling $7.6 million. Volume declines in our Balance segment were primarily related to a decline in the overall spreads category. The price decreases were primarily related to our spreads category and were aimed at lowering our everyday average price.

Net sales from our Natural segment of $246.5 million for the nine months ended September 30, 2015 increased by $9.6 million, or 4.0%, from $236.9 million for the nine months ended September 30, 2014. Volume and price increases resulted in an increase in net sales in our Natural segment of $14.1 million and $5.4 million, respectively, in the nine months ended September 30, 2015. These volume and price increases were partly offset by increases in trade promotions, slotting and coupon expense totaling $5.4 million and the negative impact of foreign currency translation of $4.0 million. Volume increases in our Natural segment were primarily related to our EVOL and Udi’s brands and specifically related to growing distribution and velocities. The price increases were primarily related to Udi's products, specifically bread.

Cost of Goods Sold

Total cost of goods sold of $243.8 million for the nine months ended September 30, 2015 decreased by $0.5 million, or 0.2%, from $244.3 million for the nine months ended September 30, 2014. The decrease was related to a decrease in our Balance segment cost of goods sold, partly offset by an increase in our Natural segment cost of goods sold.

Cost of goods sold for our Balance segment was $70.9 million for the nine months ended September 30, 2015, a decrease of $9.6 million, or 12.0%, from $80.5 million in 2014. The decrease was related to decreases in cost of goods sold for Smart Balance spreads and spreadable butter which was primarily driven by decreased volume.

Cost of goods sold for our Natural segment was $172.9 million for the nine months ended September 30, 2015, an increase of $9.2 million, or 5.6%, from $163.8 million for the nine months ended September 30, 2014. The increase was primarily related to volume increases.

Brand Profit

Total brand profit of $86.8 million for the nine months ended September 30, 2015 decreased by $9.6 million, or 10.0%, from $96.3 million for the nine months ended September 30, 2014. The decrease was related to declines in brand profit for our Natural and Balance segments.

Brand profit from our Balance segment of $50.1 million for the nine months ended September 30, 2015 decreased by $4.9 million, or 9.0%, from $55.0 million for the nine months ended September 30, 2014. The primary reason for the decrease in brand profit was the decrease in gross profit. Gross profit for the Balance segment decreased $8.4 million for the nine months ended

September 30, 2015 compared to the nine months ended September 30, 2014, however as a percentage of net sales remained constant at 46.7% in both the nine months ended September 30, 2015 and 2014. Gross profit for the nine months ended September 30, 2015 includes $2.2 million of charges associated with our Level Life brand which is not included in brand profit as they are considered one-time in nature as a result of us discontinuing this brand. The decrease in brand profit also relates to a decrease in royalty income, net of $0.8 million, partly offset by decreases in non-promotional marketing of $1.4 million and selling expense of $0.7 million.

Brand profit from our Natural segment of $36.7 million for the nine months ended September 30, 2015 decreased by $4.7 million, or 11.3%, from $41.3 million for the nine months ended September 30, 2014. Although brand profit decreased, gross profit for the Natural segment increased $0.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 and as a percentage of net sales was 29.9% for the nine months ended September 30, 2015 compared to 30.9% during the same period in 2014. The decrease in brand profit primarily related to increases in non-promotional marketing of $3.5 million and selling expenses of $1.7 million.

For a reconciliation of brand profit to income (loss) before income taxes, see "Non-GAAP Financial Measure" below.

General and Administrative

General and administrative expenses of $69.8 million for the nine months ended September 30, 2015 increased by $6.1 million, or 9.6%, from $63.7 million for the nine months ended September 30, 2014. The increase primarily related to increases in severance and relocation costs of $5.3 million, insurance costs of $1.1 million, costs associated with the Company’s exploration of strategic alternatives of $1.0 million, costs associated with class action settlements of $0.4 million and information technology costs of $0.4 million, partly offset by a decrease in compensation, benefits and other employee costs of $1.5 million and depreciation and amortization of $1.3 million.

Restructuring, Acquisition and Integration-related Costs

Restructuring, acquisition and integration-related costs for the nine months ended September 30, 2015 were $6.5 million primarily relating to the restructuring plan initiated in June 2015 to better align functional teams, as well as the relocation of certain functional departments within the Company to one central location. The June 2015 initiative included the integration of our sales, marketing and innovation functions as well as a number of executive officer and management changes.

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

Goodwill and tradename impairment

During the nine months ended September 30, 2015, we recorded an impairment charge of $2.7 million. The impairment charge related to goodwill associated with our Level Life reporting unit and tradename.

During the nine months ended September 30, 2014, we recorded an impairment charge of $150.5 million, of which $113.5 million related to goodwill of our Smart Balance reporting unit and $37.0 million related to our Smart Balance tradename.

Total Other Income (Expense), Net

We had total other income (expense), net of $(8.3) million for the nine months ended September 30, 2015 and $(14.6) million in the corresponding period in 2014. The results for 2015 and 2014 included interest expense of $(12.5) million and $(13.9) million, respectively.  Also included in total other income (expense), net in 2015 was a gain on sale of an investment of $4.7 million, miscellaneous income of $0.4 million received from one of the Company’s distribution centers for service disruptions, currency losses of $(0.4) million, other taxes of $(0.3) and losses on asset disposals of $(0.2) million. Also included in total other income (expense), net in 2014 were currency translation losses of $(0.7) million, other taxes of $(0.3) million and gains of $0.3 million on commodity hedging.

Provision (Benefit) for Income Taxes

Our benefit for income taxes for the nine months ended September 30, 2015 was $(3.6) million compared with $(9.8) million for the nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2015 was 78.3%, and the effective tax rate for the nine months ended September 30, 2014 was 7.1%.     The increase in the effective tax rate was primarily

due to the actual amount of loss before income taxes being low in the nine months ended September 30, 2015, as well as changes in the jurisdictional mix of where income was earned/loss was generated and discrete events that occurred during the period. The effective tax rate in 2014 was also impacted by the goodwill and tradename impairment charges which were treated as discrete during the period.

We estimate our annual effective income tax rate at the end of each quarterly period. This estimate takes into account the mix of expected income (loss) before income taxes by tax jurisdiction and enacted changes in tax laws. Our quarterly tax provision and quarterly estimate of the annual effective tax rate is subject to significant volatility due to several factors including, but not limited to, having to forecast income (loss) before income taxes by jurisdictions for the full year prior to the completion of the full year, changes in non-deductible expenses, jurisdictional mix of our income, non-recurring and impairment charges, as well as the actual amount of income (loss) before income taxes. For example, the impact of non-deductible expenses on our effective tax rate is greater when income (loss) before income taxes is lower. To the extent there are fluctuations in any of these variables during any given period, the provision for income taxes will vary accordingly.

Net Income (Loss) Attributable to Boulder Brands

Our net loss attributable to Boulder Brands for the nine months ended September 30, 2015 was $(1.2) million compared to $(128.9) million for the nine months ended September 30, 2014. The $127.7 million increase in net income was primarily due to goodwill and intangible impairment charge in 2014 of $136.1 million, net of tax.

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

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Sales:
Natural	$89.0	$83.5	$246.5	$236.9
Balance	43.9	50.4	133.1	151.1
	$132.9	$133.9	$379.6	$388.1

Brand Profit:
Natural	$13.7	$14.9	$36.7	$41.3
Balance	16.7	18.3	50.1	55.0
Total for reportable segments	30.4	33.2	86.8	96.3
Less:
General and administrative, excluding royalty expense (income), net	22.0	21.1	71.6	66.2
Restructuring, acquisition and integration-related costs	5.1	(0.2)	6.5	3.9
Goodwill and tradename impairment	—	150.5	2.7	150.5
Other non-recurring items*	0.1	—	2.3	—
Interest expense	4.2	5.3	12.5	13.9
Other (income) expense, net	(4.5)	0.6	(4.2)	0.7
Income (loss) before income taxes	$3.5	$(144.1)	$(4.7)	$(138.9)
Note: Amounts may not add due to rounding.
*Represents charges associated with the discontinuance of our Level Life brand as well as a bonus to be paid to certain production employees, each considered to be one-time in nature.

Liquidity and Capital Resources

Cash Flows

As of September 30, 2015, we had cash and cash equivalents of $23.9 million, a decrease of $7.8 million from December 31, 2014. The following table summarizes the change:

	Nine Months Ended September 30,
(in millions)	2015	2014	$ Change
Cash provided by (used in):
Operating activities	$17.1	$(0.4)	$17.5
Investing activities	(7.5)	(10.0)	2.5
Financing activities	(17.3)	12.6	(29.9)
Net change in cash and cash equivalents	$(7.8)	$2.2	$(10.0)
Note: Amounts may not add due to rounding.

Cash provided by operating activities was $17.1 million for the nine months ended September 30, 2015 compared to cash used in operations of $0.4 million in the corresponding period in 2014. This change was mostly due to decreased working capital needs.

Cash used in investing activities decreased $2.5 million to $7.5 million in the nine months ended September 30, 2015 from $10.0 million in the corresponding period in 2014. Capital expenditures were higher in 2015 compared to 2014 by $4.7 million, however this was more than offset by proceeds from a sale of an investment in 2015 of $7.7 million.

We used $29.9 million more cash from financing activities during the nine months ended September 30, 2015 compared with the same period in 2014. Cash from financing activities during the nine months ended September 30, 2014 included proceeds from the issuance of debt of $26.9 million.

Liquidity

Our liquidity planning is largely dependent on our operating cash flows, which is highly sensitive to changes in demand, operating costs and pricing for our major products. While changes in key operating costs, such as outsourced production, advertising, promotion and distribution, may adversely affect cash flows, we have been able to continue to generate significant cash flows by adjusting costs. Our principal liquidity requirements are to finance current operations, pay down existing indebtedness, fund future expansion and meet severance obligations resulting from the recent restructuring plan. Under our Credit Facility (as defined below), we can also repurchase common stock subject to the satisfaction of certain conditions. No shares were repurchased during the nine months ended September 30, 2015. Currently, our primary source of liquidity is cash generated by operations. We may from time to time, depending on market conditions, seek to refinance our debt, issue debt or equity securities or engage in other capital markets or financing activities. However, there can be no assurance that we will consummate such transactions. During the nine months ended September 30, 2015, our inventories balance has increased $10.5 million, or 19.8%, versus December 31, 2014. The increase in inventories primarily relates to products associated with our growing Natural segment and anticipated increased distribution. During the nine months ended September 30, 2015, our accounts payable and accrued expenses balance increased $12.9 million, or 24.0%, versus December 31, 2014. The increase in accounts payable and accrued expenses primarily relates to increases in accounts payable of $6.2 million, accrued payroll-related items (including severance) of $3.7 million, accrued restructuring costs of $2.5 million and accrued marketing expenses of $1.3 million.  The increase in accounts payable primarily relates to timing of payments, as well as the increase in inventories.

We believe that cash flows generated from operations, existing cash and cash equivalents and borrowing capacity under our Revolving Facility (as defined below) should be sufficient to finance working capital requirements for our business for the foreseeable future.

As of September 30, 2015 we had $23.9 million of cash.

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

As of September 30, 2015, we had $281.1 million outstanding under the Term Loan and the full $115.0 million was available for borrowing under our Revolving Facility.

Cash paid for interest during the nine months ended September 30, 2015 was $11.0 million. The interest rates for outstanding obligations at September 30, 2015 were 4.50% per annum for the Term Loan while the commitment fee on the unused line was 0.50% per annum.

During the nine months ended September 30, 2015, we repaid $15.8 million under the Term Loan.

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

Covenants

So long as any borrowings under the Revolving Facility are outstanding (other than letters of credit that have been cash collateralized in accordance with the terms of the Credit Facility) as of the last day of any fiscal quarter of the Company, the terms of the Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain a maximum total funded debt to consolidated EBITDA ratio of not more than (i) 6.50 to 1.0 for any fiscal quarter ending prior to December 31, 2015 and (ii) 6.0 to 1.0 for the fiscal quarter ending December 31, 2015 and each fiscal quarter ending thereafter. As of September 30, 2015, we were in compliance with our financial covenant.

Capital Leases

We have four capital leases resulting in $7.9 million of capital lease obligations for certain of our manufacturing equipment as of September 30, 2015. These leases have terms that expire from August 31, 2017 through December 1, 2021.

Maturities

Under the Credit Facility and the capital leases, the Company and the Borrower intend to pay the following amounts for their collective debt and capital lease obligations during the following years ending December 31 (in millions):

Remainder of 2015	$0.3
2016	1.2
2017	1.2
2018	1.3
2019	1.3
Thereafter	285.4
Total	$290.7

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks due primarily to changes in interest rates on our variable interest rate debt. The impact on earnings is subject to change as a result of movements in market rates. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction of future pre-tax earnings of approximately $2.8 million per year, until our interest rate swaps take effect in July 2016, at which time the potential reduction in future pre-tax earnings would be approximately $1.8 million per year. Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business and other factors.

We are exposed to market risk from commodity pricing changes. We purchase significant amounts of soy, palm and canola oil, peanuts, rice products and egg whites to support the needs of our brands. The price and availability of these commodities directly impacts our results of operations and can be expected to impact our future results of operations. These forward purchase commitments qualify as normal purchases and sales in the normal course of business and accordingly, do not qualify as derivatives under existing authoritative accounting guidance, namely ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” Based on the most recent prices for soy, palm and canola oil, peanuts and rice products, as of September 30, 2015 we had commitments of $49.2 million. We also may enter into derivative hedging arrangements with counterparties for vegetable oil. These derivatives must be net settled in cash and are marked-to-market each period within the consolidated statement of operations.

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

Item 4.    Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Interim Chief Executive Officer and Principal Financial and Accounting Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2015. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management's evaluation of our disclosure controls and procedures as of September 30, 2015, our Interim Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the three months ended September 30, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In September 2015, Pure Growth Consulting, LLC sued the Company in the United States District Court for the Southern District of New York, alleging that the Company entered into and subsequently breached a purported long-term marketing contract, and is seeking damages of $6.6 million.  The Company is not yet due to respond to the complaint. The Company intends to vigorously defend itself and believes the allegations are without merit.
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

Item 1A.  Risk Factors

An investment in our securities involves a high degree of risk.  There have been no material changes to the risk factors previously reported under Item 1A of our 2014 Form 10-K and under Part II Item 1A of our second quarter Form 10-Q for the quarter ended June 30, 2015.

Item 6.    Exhibits

See the exhibit index located elsewhere in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 5, 2015	BOULDER BRANDS, INC. (Registrant)

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

10.2
Boulder Brands, Inc. Separation and Release Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015).

10.3
Boulder Brands, Inc. Separation and Release Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2015).

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